Form 10-Q
period 1996-09-29
STRATTEC SECURITY CORP
filed 1996-11-12
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                         Commission File Number 0-25150


                         STRATTEC SECURITY CORPORATION
             (Exact name of registrant as specified in its charter)


         WISCONSIN                                      39-1804239
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 3333 WEST GOOD HOPE ROAD, MILWAUKEE, WI 53209
                    (Address of principal executive offices)

                                 (414) 247-3333
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X     NO
                                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 5,787,900 shares outstanding as of September 29, 1996.

                         STRATTEC SECURITY CORPORATION

                                   FORM 10-Q

                               September 29, 1996

                                     INDEX


                                                                       Page
                                                                       ----
Part I -  FINANCIAL INFORMATION

    Item 1          Consolidated Statements of Income                    3
                    Consolidated Balance Sheets                          4
                    Consolidated Statements of Cash Flows                5
                    Notes to Consolidated Financial Statements           6
    Item 2          Management's Discussion and Analysis of Results
                     of Operations and Financial Condition               7-8


    Part II - OTHER INFORMATION

    Item 1          Legal Proceedings                                    9
    Item 2          Changes in Securities                                9
    Item 3          Defaults Upon Senior Securities                      9
    Item 4          Submission of Matters to a Vote of Security-Holders  9
    Item 5          Other Information                                    9
    Item 6          Exhibits and Reports on Form 8-K                     9

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                                                   Three Months Ended
                                                               --------------------------
                                                               September 29,   October 1,
                                                                    1996          1995
                                                                -----------    ----------
                                                                        (unaudited)
Net sales                                                           $36,214       $27,817
Cost of goods sold                                                   29,961        23,051
                                                                -----------    ----------
   Gross profit                                                       6,253         4,766
Engineering, selling and administrative
   expenses                                                           4,162         3,794
                                                                -----------    ----------
   Income from operations                                             2,091           972
Interest expense                                                         80            22
Other (income) expense, net                                              59           (48)
                                                                -----------    ----------
   Income before provision for income taxes                           1,952           998
Provision for income taxes                                              751           398
                                                                -----------    ----------
Net income                                                          $ 1,201       $   600
                                                                ===========    ==========
Earnings per share                                                  $  0.21       $  0.10
                                                                ===========    ==========

        The accompanying notes are an integral part of these statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                             September 29,        June 30,
                                                                 1996               1996
                                                              -----------         ---------
ASSETS                                                        (unaudited)
Current Assets:
     Cash and cash equivalents                                   $   247            $   441
     Receivables, net                                             26,012             18,809
     Inventories-
        Finished products                                          3,063              3,926
        Work in process                                           12,262             10,415
        Raw materials                                              1,252              1,591
        LIFO adjustment                                           (2,940)            (2,526)
                                                              ----------         ----------
           Total inventories                                      13,637             13,406
     Customer tooling in progress                                  5,352              7,346
     Other current assets                                          4,609              5,277
                                                              ----------         ----------
           Total current assets                                   49,857             45,279
Property, Plant and Equipment                                     65,047             63,672
Less: accumulated depreciation                                    27,316             26,081
                                                              ----------         ----------
     Net property, plant and equipment                            37,731             37,591
                                                              ----------         ----------
                                                                 $87,588            $82,870
                                                              ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $11,627            $13,017
     Environmental                                                 2,936              2,966
     Other accrued liabilities                                     6,473              7,600
                                                              ----------         ----------
           Total current liabilities                              21,036             23,583
Deferred Income Taxes                                                 52                 52
Borrowings under revolving credit facility                         7,090              1,430
Accrued pension and postretirement obligations                     9,869              9,507
Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value,
           issued and outstanding 5,787,900 shares                    58                 58
     Capital in excess of par value                               40,940             40,909
     Retained earnings                                            10,328              9,127
     Cumulative translation adjustments                           (1,785)            (1,796)
                                                              ----------         ----------
           Total shareholders' equity                             49,541             48,298
                                                              ----------         ----------
                                                                 $87,588            $82,870
                                                              ==========         ==========

      The accompanying notes are an integral part of these balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                   --------------------------
                                                                                   September 29,   October 1,
                                                                                       1996           1995
                                                                                   -------------   ----------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $ 1,201      $   600
    Adjustments to reconcile net income to net cash used
        in operating activities:
        Depreciation                                                                      1,237          821
        Change in operating assets and liabilities:
           Increase in receivables                                                       (7,200)      (5,251)
           Increase in inventories                                                         (231)      (1,692)
           Decrease in other assets                                                       2,663        1,754
           Decrease in accounts payable and
               accrued liabilities                                                       (2,190)      (2,392)
           Other, net                                                                        12          209
                                                                                     ----------   ----------
    Net cash used in operating activities                                                (4,508)      (5,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                           (1,374)      (3,040)
                                                                                     ----------   ----------
    Net cash used in investing activities                                                (1,374)      (3,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from borrowings under revolving credit facility                          5,660        4,875
    Exercise of stock options                                                                31            -
                                                                                     ----------   ----------
    Net cash provided by financing activities                                             5,691        4,875

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS
    ON CASH                                                                                  (3)         (27)
                                                                                     ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (194)      (4,143)

CASH AND CASH EQUIVALENTS
    Beginning of period                                                                     441        4,262
                                                                                     ----------   ----------
    End of period                                                                       $   247      $   119
                                                                                     ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                                                   $   103      $ 1,673
    Interest paid                                                                            78           22

        The accompanying notes are an integral part of these statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




(1)  BASIS OF FINANCIAL STATEMENTS

     STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufacturers and markets mechanical locks, electro-mechanical locks and related security products for North American automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, its wholly owned Mexican subsidiary, and its foreign sales corporation.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of September 29, 1996, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

     Certain amounts previously reported have been reclassified to conform to the September 29, 1996 presentation.

(2) ENVIRONMENTAL MATTERS

     In 1995, the Company recorded a provision of $3 million for estimated costs to remediate a site at the Company's Milwaukee facility that was contaminated by a solvent spill which occurred in 1985. The environmental reserve reflects this provision.

Item 2
                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following Discussion and Analysis should be read in conjunction with the Company's accompanying Financial Statements and Notes thereto and the Company's 1996 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

  Three months ended September 29, 1996 compared to the three months ended October 1, 1995

     Net sales increased 30 percent to $36.2 million for the three months ended September 29, 1996, from $27.8 million for the three months ended October 1, 1995. The sales increase is primarily due to sales to the Ford Motor Company, which totaled $9.9 million in the current quarter compared to $2.4 million in the prior year quarter. During the current quarter, the Company made production volume shipments for all vehicle programs which it supplies to Ford. Production on the majority of these programs was phased in during the prior fiscal year. Sales to General Motors Corporation and Chrysler Corporation increased by a total of approximately 7 percent compared to the prior year quarter due to increased vehicle production at these customers and increased product content and features in the locksets supplied by the Company.

     Gross profit as a percentage of net sales was 17.3 percent in the three months ended September 29, 1996, compared to 17.1 percent in the three months ended October 1, 1995. Scrap levels and expedited freight costs have decreased in the current quarter compared to fiscal 1996 as the Company has focused on identifying and correcting the causes for these problems.

     Engineering, selling and administrative expenses were $4.2 million or 11.5 percent of sales for the three months ended September 29, 1996, compared to $3.8 million or 13.6 percent of sales for the three months ended October 1, 1995.

     Income from operations was $2.1 million for the three months ended September 29, 1996, compared to $1.0 million for the three months ended October 1, 1995. Income from operations increased reflecting the increased sales volume as previously described above.

     The effective income tax rate for the current quarter was 38.5 percent compared to 39.9 percent in the prior year quarter. The current quarter rate is consistent with the prior fiscal year rate. The effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

     Capital expenditures in the first three months of 1997 were $1.4 million compared to $3.0 million in the first three months of 1996. The decrease in capital expenditures compared to the prior year is due to the timing of expenditures for new product programs. The Company anticipates that capital expenditures will be approximately $11 million in fiscal 1997 primarily in support of additional product programs, and the upgrade and replacement of existing equipment at the Milwaukee facility.

The Company's investment in accounts receivable increased by approximately $7.2 million to $26 million at September 29, 1996, as compared to $18.8 million at June 30, 1996, due to the receipt of normal payments from significant customers subsequent to September 29, 1996, and an increase in outstanding billings for customer tooling. Inventory levels at September 29, 1996, were consistent with the levels at June 30, 1996.

     The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility"). Outstanding borrowings under the Credit Facility were $7.1 million at September 29, 1996 primarily due to the increase in accounts receivable as previously discussed above. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements. Funding of the environmental remediation at the Milwaukee facility is not expected to impact ongoing operations.

     The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 5 percent of the 5.8 million outstanding shares. Shares will be repurchased from time to time in open market transactions and will be held as Treasury Shares. The stock repurchase program will be funded through the Credit Facility along with cash flow from operations.

     The Company has not been significantly impacted by inflationary pressures over the last several years. Primary raw materials are high grade zinc and brass which are generally subject to commodity pricing and variations in the market prices of these materials.

Mexican Operations

     The Company has assembly operations in Juarez, Mexico. The functional currency of the Mexican operation is the Mexican Peso. The effects of currency fluctuations result in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with FAS No. 52, "Foreign Currency Translation."



     A number of the matters and subject areas discussed in this Form 10-Q that are not historical or current facts deal with potential future circumstances and developments. These include expected future financial results, liquidity needs, financing ability, management's or the Company's expectations and beliefs and similar matters discussed in the Company's Management Discussion and Analysis of Results of Operations and Financial Condition. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience. The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products and costs of operations.

                                    Part II

                               Other Information


Item 1 Legal Proceedings - None

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security-Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits

           3.1* Amended and Restated Articles of Incorporation of the Company 3.2* By-Laws of the Company
           4.1* Rights Agreement dated as of February 6, 1995 between the Company and Firstar Trust Company, as Rights Agent

     (b) Reports - None

------------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STRATTEC SECURITY CORPORATION (Registrant)



Date: November 12, 1996              By /S/ John G. Cahill
                                        ---------------------------

                                     John G. Cahill
                                     Executive Vice President,
                                     Chief Financial Officer,
                                     Treasurer and Secretary
                                     (Principal Accounting Officer)