Form 10-Q
period 1996-12-29
STRATTEC SECURITY CORP
filed 1997-02-11
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 1996

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Common stock, par value $0.01 per share: 5,669,900 shares outstanding as of December 29, 1996.

                         STRATTEC SECURITY CORPORATION

                                   FORM 10-Q

                               December 29, 1996

                                     INDEX


                                                               Page
                                                               ----
Part I -  FINANCIAL INFORMATION


Item 1    Consolidated Statements of Income                      3
          Consolidated Balance Sheets                            4
          Consolidated Statements of Cash Flows                  5
          Notes to Consolidated Financial Statements             6
Item 2    Management's Discussion and Analysis of Results
           of Operations and Financial Condition               7-9


Part II - OTHER INFORMATION

Item 1    Legal Proceedings                                     10
Item 2    Changes in Securities                                 10
Item 3    Defaults Upon Senior Securities                       10
Item 4    Submission of Matters to a Vote of Security Holders   10
Item 5    Other Information                                     10
Item 6    Exhibits and Reports on Form 8-K                      10

Item 1   Financial Statements

                STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)



                                                               Three Months Ended            Six Months Ended
                                                           --------------------------    --------------------------
                                                           December 29,  December 31,    December 29,  December 31,
                                                               1996         1995             1996        1995
                                                           ------------  ------------    ------------  ------------
                                                                  (unaudited)                   (unaudited)

Net sales                                                    $37,926       $35,537          $74,140     $63,354

Cost of goods sold                                            29,398        26,865           59,359      49,916
                                                              ------       -------          -------     -------
  Gross profit                                                 8,528         8,672           14,781      13,438
Engineering, selling and administrative
  expenses                                                     4,356         3,960            8,518       7,754
                                                              ------       -------          -------     -------

  Income from operations                                       4,172         4,712            6,263       5,684

Interest expense                                                 (57)         (120)            (137)       (142)
Other income, net                                                 73           174               14         222
                                                              ------       -------          -------     -------

  Income before provision for income taxes                     4,188         4,766            6,140       5,764

Provision for income taxes                                     1,590         1,894            2,341       2,292
                                                              ------       -------          -------     -------
Net income                                                    $2,598       $ 2,872          $ 3,799     $ 3,472
                                                              ======       =======          =======     ========
Earnings per share                                            $ 0.45       $  0.50          $  0.66     $  0.60
                                                              ======       =======          =======     ========
Weighted Average Shares Outstanding                            5,737         5,785            5,762       5,785


        The accompanying notes are an integral part of these statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              December 29,        June 30,
                                                                  1996              1996
                                                              ------------        --------
                                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                     $   178           $   441
  Receivables, net                                               20,935            18,809
  Inventories-
    Finished products                                             4,595             3,926
    Work in process                                              11,148            10,415
    Raw materials                                                 1,173             1,591
    LIFO adjustment                                              (2,956)           (2,526)
                                                                -------           -------
      Total inventories                                          13,960            13,406
  Customer tooling in progress                                    6,005             7,346
  Other current assets                                            4,428             5,277
                                                                -------           -------
    Total current assets                                         45,506            45,279

Property, Plant and Equipment                                    65,923            63,672
Less: accumulated depreciation                                   27,700            26,081
                                                                -------           -------
  Net property, plant and equipment                              38,223            37,591
                                                                -------           -------
                                                                $83,729           $82,870
                                                                =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $ 9,305           $13,017
  Environmental                                                   2,935             2,966
  Other accrued liabilities                                       7,384             7,600
                                                                -------           -------
    Total current liabilities                                    19,624            23,583

Deferred Income Taxes                                                52                52
Borrowings under revolving credit facility                        3,665             1,430
Accrued pension and postretirement obligations                   10,234             9,507

Shareholders' equity:
  Common stock, authorized 12,000,000 shares $.01 par value,
    issued 5,787,900 shares                                          58                58
  Capital in excess of par value                                 40,940            40,909
  Retained earnings                                              12,926             9,127
  Cumulative translation adjustments                             (1,863)           (1,796)
                                                                -------           -------
                                                                 52,061            48,298
  Less: Treasury stock, at cost (118,000 shares at
    December 29, 1996)                                           (1,907)                -
                                                                -------           -------
    Total shareholders' equity                                   50,154            48,298
                                                                -------           -------
                                                                $83,729           $82,870
                                                                =======           =======

      The accompanying notes are an integral part of these balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                          Six Months Ended
                                                                       December 29,  December 31,
                                                                          1996          1995
                                                                       ------------  -----------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $ 3,799        $ 3,472
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation                                                            2,604          1,803
   Change in operating assets and liabilities:
     Increase in receivables                                              (2,140)        (5,254)
     Increase in inventories                                                (554)        (3,600)
     Decrease in other assets                                              2,182          1,038
     Increase (decrease) in accounts payable and
       accrued liabilities                                                (3,187)           259
     Other, net                                                               46            344
                                                                         -------        -------
 Net cash provided by (used in) operating activities                       2,750         (1,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                               (3,364)        (6,158)
                                                                         -------        -------
 Net cash used in investing activities                                    (3,364)        (6,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from borrowings under revolving credit facility              2,235          4,400
 Purchase of treasury stock                                               (1,907)             -
 Exercise of stock options                                                    31              -
                                                                         -------        -------
 Net cash provided by financing activities                                   359          4,400

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS
 ON CASH                                                                      (8)          (232)
                                                                         -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (263)        (3,928)

CASH AND CASH EQUIVALENTS
 Beginning of period                                                         441          4,262
                                                                         -------        -------
 End of period                                                           $   178        $   334
                                                                         =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Income taxes paid                                                       $   942        $ 2,773
 Interest paid                                                               146            142



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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of December 29, 1996, and the results of operations and cash flows for the periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

     Certain amounts previously reported have been reclassified to conform to the December 29, 1996 presentation.

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

Analysis of Results of Operations

     Three months ended December 29, 1996 compared to the three months ended December 31, 1995

     Net sales increased 7 percent to $37.9 million for the three months ended December 29, 1996, from $35.5 million for the three months ended December 31, 1995. The sales increase is primarily due to sales to the Ford Motor Company which increased approximately $4.0 million in the current quarter compared to the prior year quarter. During the current quarter, the Company made production volume shipments for all vehicle programs which it supplies to Ford. Production on the majority of these programs was phased in during the prior fiscal year. Sales to Chrysler Corporation were comparable to the prior year quarter. Sales to General Motors Corporation were approximately $2.0 million lower in the current quarter compared to the prior year quarter primarily as a result of General Motors labor disruptions early in the quarter.

     Gross profit as a percentage of net sales was 22.5 percent in the three months ended December 29, 1996, compared to 24.4 percent in the three months ended December 31, 1995. Although gross profit margins were lower than the prior year quarter, they have improved from the lower gross profit margins experienced in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 as scrap levels and expedited freight costs have continued to decrease in the current quarter.

     Engineering, selling and administrative expenses were $4.4 million or 11.5 percent of net sales for the three months ended December 29, 1996, compared to $4.0 million or 11.1 percent of net sales for the three months ended December 31, 1995. The increase is primarily due to increased engineering expenses in support of current and future vehicle programs.

     Income from operations was $4.2 million in the current quarter, compared to $4.7 million in the prior year quarter. Income from operations decreased reflecting the reduced gross profit margins as previously discussed above.

     The effective income tax rate for the current quarter was 38.0 percent compared to 39.7 percent in the prior year quarter. The current quarter rate is comparable to the effective rate for the fiscal year ended June 30, 1996. The effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

     Six months ended December 29, 1996 compared to the six months ended December 31, 1995

     Net sales increased 17 percent to $74.1 million for the six months ended December 29, 1996, compared to $63.4 million for the six months ended December 31, 1995. The increase is primarily due to sales to the Ford Motor Company which increased approximately $11.7 compared to the prior year period. During the six months ended December 29, 1996, the Company made production volume shipments for all vehicle programs which it supplies to Ford. Production on the majority of these programs was phased in during the prior fiscal year. Sales to Chrysler Corporation increased by a total of approximately 7 percent compared to the prior year period due to increased vehicle production and increased product content and features in the locksets supplied by the Company. Sales to General Motors Corporation were approximately $1.4 million lower in six months ended December 29, 1996 compared to the prior year period as a result of General Motors labor disruptions early in the second quarter.

     Gross profit as a percentage of net sales was 19.9 percent in the six months ended December 29, 1996, compared to 21.2 percent in the six months ended December 31, 1995. Gross profit margins were lower than the prior year period reflecting lower gross profit margins during the second quarter as previously discussed.

     Engineering, selling and administrative expenses were $8.5 million for the six months ended December 29, 1996, compared to $7.8 million for the six months
ended December 31, 1995.   The increase is primarily due to increased
engineering expenses in support of current and future vehicle programs.

     Income from operations was $6.3 million in the six months ended December 29, 1996, compared to $5.7 million in the six months ended December 31, 1995. Income from operations increased reflecting the increased sales volume as previously discussed above.

     The effective income tax rate for the six months ended December 29, 1996 was 38.1 percent compared to 39.8 percent for the six months ended December 31, 1995. The current period rate is comparable to the effective rate for the fiscal year ended June 30, 1996. The effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

     Capital expenditures during the six months ended December 29, 1996 were $3.4 million compared to $6.2 million during the six months ended December 31, 1995. The decrease in capital expenditures compared to the prior year period is due to the timing of expenditures for new product programs. The Company anticipates that capital expenditures will be approximately $10 million to $11 million in fiscal 1997 in support of additional product programs, and the upgrade and replacement of existing equipment at the production facilities.

     The Company's investment in accounts receivable increased by approximately $2.1 million to $20.9 million at December 29, 1996, as compared to 18.8 million at June 30, 1996, primarily due to the receipt of normal payments from significant customers subsequent to December 29, 1996. Inventory levels at December 29, 1996, were consistent with the levels at June 30, 1996.

     The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility"). Outstanding borrowings under the Credit Facility were approximately $3.7 million at December 29, 1996, primarily due to the increase in accounts receivable as previously discussed above as well as the repurchase of stock as discussed below. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements. Funding of the environmental remediation at the Milwaukee facility is not expected to impact ongoing operations.

     The Board of Directors of the Company has authorized a stock repurchase program to buy back up to five percent of the 5.8 million outstanding shares. A total of 118,000 shares have been repurchased as of December 29, 1996, at a cost of approximately $1.9 million. The stock repurchase program is funded through the Credit Facility along with cash flow from operations.

     The Company has not been significantly impacted by inflationary pressures over the last several years. Primary raw materials are high grade zinc and brass which are generally subject to commodity pricing and variations in the market prices of these materials.

Mexican Operations

     The Company has assembly operations in Juarez, Mexico. The functional currency of the Mexican operation through December 29, 1996 was the Mexican Peso. The effects of currency fluctuations resulted in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with FAS No. 52, "Foreign Currency Translation." Effective December 30, 1996, the functional currency of the Mexican operation is the U.S. dollar as Mexico is considered to be a highly inflationary economy in accordance with FAS No. 52. The effect of currency fluctuations in the remeasurement process will be included in the determination of income.



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

                               Other Information


Item 1 Legal Proceedings - None

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders -

       At the Company's Annual Meeting held on October 22, 1996, the shareholders voted to elect Michael J. Koss and John G. Cahill as directors for a term to expire in 1999. The number of votes cast for and withheld in the election of Michael J. Koss were 5,061,672 and 21,099, respectively. The number of votes cast for and withheld in the election of John G. Cahill were 5,070,003 and 12,768, respectively.

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

            3.1* Amended and Restated Articles of Incorporation of the Company 3.2* By-Laws of the Company
            4.1*  Rights Agreement dated as of February 6, 1995 between the
                   Company and Firstar Trust Company, as Rights Agent

     (b)  Reports on Form 8-K - None

------------------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STRATTEC SECURITY CORPORATION (Registrant)



Date: February 11, 1997               By /S/ John G. Cahill
                                        ---------------------------

                                      John G. Cahill
                                      Executive Vice President,
                                      Chief Financial Officer,
                                      Treasurer and Secretary
                                      (Principal Accounting and Financial
                                      Officer)