Form 10-Q
period 1997-03-30
STRATTEC SECURITY CORP
filed 1997-05-09
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES _X_     NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 5,671,150 shares outstanding as of March 30, 1997.

                         STRATTEC SECURITY CORPORATION

                                   FORM 10-Q

                                 March 30, 1997

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

Item 1   Financial Statements

                STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)



                                                              Three Months Ended                 Nine Months Ended
                                                              ------------------                 -----------------
                                                         March 30,          March 31,       March 30,          March 31,
                                                           1997               1996            1997                1996
                                                        ---------          ---------        ---------         ---------
                                                                  (unaudited)                       (unaudited)
Net sales                                                 $41,836            $37,500          $115,976          $100,854
Cost of goods sold                                         32,800             28,819            92,159            78,735
                                                        ---------          ---------         ---------         ---------
  Gross profit                                              9,036              8,681            23,817            22,119
Engineering, selling and administrative
  expenses                                                  4,412              4,333            12,930            12,087
                                                        ---------          ---------         ---------         ---------
  Income from operations                                    4,624              4,348            10,887            10,032
Interest expense                                             (30)              (117)             (167)             (259)
Other income, net                                              12                 48                26               270
                                                        ---------          ---------         ---------         ---------
  Income before provision for income taxes                  4,606              4,279            10,746            10,043
Provision for income taxes                                  1,704              1,656             4,045             3,948
                                                        ---------          ---------         ---------         ---------
Net income                                                 $2,902             $2,623            $6,701            $6,095
                                                        =========          =========         =========         =========
Earnings per share                                          $0.51              $0.45             $1.17             $1.05
                                                        =========          =========         =========         =========
Weighted Average Shares Outstanding                         5,670              5,785             5,731             5,785

        The accompanying notes are an integral part of these statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                               March 30,           June 30,
                                                                 1997               1996
                                                              -----------         ---------
ASSETS                                                        (unaudited)
Current Assets:
  Cash and cash equivalents                                   $      433          $     441
  Receivables, net                                                21,589             18,809
  Inventories-
    Finished products                                              4,946              3,926
    Work in process                                               10,293             10,415
    Raw materials                                                  1,063              1,591
    LIFO adjustment                                              (3,126)            (2,526)
                                                              ----------          ---------
          Total inventories                                       13,176             13,406
  Customer tooling in progress                                     6,602              7,346
  Other current assets                                             4,783              5,277
                                                              ----------          ---------
    Total current assets                                          46,583             45,279
Property, Plant and Equipment                                     68,152             63,672
Less: accumulated depreciation                                    28,638             26,081
                                                              ----------          ---------
  Net property, plant and equipment                               39,514             37,591
                                                              ----------          ---------
                                                              $   86,097          $  82,870
                                                              ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $   11,117          $  13,017
  Environmental                                                    2,934              2,966
  Other accrued liabilities                                        8,185              7,600
                                                              ----------          ---------
    Total current liabilities                                     22,236             23,583
Deferred Income Taxes                                                 52                 52
Borrowings under revolving credit facility                           135              1,430
Accrued pension and postretirement obligations                    10,600              9,507

Shareholders' equity:
  Common stock, authorized 12,000,000 shares $.01 par value,
    issued 5,789,150 shares                                           58                 58
  Capital in excess of par value                                  40,958             40,909
  Retained earnings                                               15,828              9,127
  Cumulative translation adjustments                             (1,863)            (1,796)
                                                              ----------          ---------
                                                                  54,981             48,298
  Less: Treasury stock, at cost (118,000 shares at
     March 30, 1997)                                             (1,907)                  -
                                                              ----------          ---------
     Total shareholders' equity                                   53,074             48,298
                                                              ----------          ---------
                                                              $   86,097          $  82,870
                                                              ==========          =========

      The accompanying notes are an integral part of these balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                          Nine Months Ended
                                                                          -----------------
                                                                       March 30,         March 31,
                                                                         1997              1996
                                                                      ----------       ----------
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  6,701       $   6,095
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation                                                           4,039           2,733
    Change in operating assets and liabilities:
      Increase in receivables                                            (2,795)         (6,091)
      (Increase) decrease in inventories                                     230         (5,979)
      Decrease in other assets                                             1,228           1,237
      Increase (decrease) in accounts payable and
         accrued liabilities                                               (198)             857
      Other, net                                                              74             122
                                                                        --------       ---------
  Net cash provided by (used in) operating activities                      9,279         (1,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (6,136)         (8,367)
                                                                        --------       ---------
  Net cash used in investing activities                                  (6,136)         (8,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings under revolving credit facility           (1,295)           5,250
  Purchase of treasury stock                                             (1,907)               -
  Exercise of stock options                                                   49               -
                                                                        --------       ---------
  Net cash provided by (used in) financing activities                    (3,153)           5,250
EFFECT OF FOREIGN CURRENCY FLUCTUATIONS
  ON CASH                                                                      2               4
                                                                        --------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (8)         (4,139)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                        441           4,262
                                                                        --------       ---------
  End of period                                                         $    433       $     123
                                                                        ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                     $  2,612       $   4,579
  Interest paid                                                              182             220

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of March 30, 1997, and the results of operations and cash flows for the periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

     Certain amounts previously reported have been reclassified to conform to the March 30, 1997 presentation.

(2) ENVIRONMENTAL MATTERS

     In 1995, the Company recorded a provision of $3 million for estimated costs to remediate a site at the Company's Milwaukee facility that was contaminated by a solvent spill which occurred in 1985. The environmental reserve reflects this provision.

(3) EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which specifies computation, presentation and disclosure requirements for earnings per share (EPS). The statement is effective for the Company's 1998 fiscal year and requires restatement of prior years' EPS. The adoption of this statement is not expected to have a material effect on the Company's EPS calculation.

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

Analysis of Results of Operations

Three months ended March 30, 1997 compared to the three months ended March 31, 1996

     Net sales increased 12 percent to $41.8 million for the three months ended March 30, 1997, from $37.5 million for the three months ended March 31, 1996. The sales increase is primarily due to an increase in sales to General Motors Corporation of approximately $4.3 million. Sales to General Motors in the prior year quarter were negatively affected by a labor strike at a General Motors component plant. In addition, sales to the Ford Motor Company increased approximately $1.9 million in the current year quarter compared to the prior year quarter. The increase is primarily due to increased vehicle production for the programs which the Company supplies to Ford. Also, during the current quarter, the Company made production volume shipments for all vehicle programs which it supplies to Ford. Production on the majority of these programs was phased in during the prior fiscal year. Sales to Chrysler Corporation were comparable to the prior year quarter.

     Gross profit as a percentage of net sales was 21.6 percent in the three months ended March 30, 1997, compared to 23.1 percent in the three months ended March 31, 1996. Gross profit margins decreased from the prior year primarily due to increased costs of zinc, which is the Company's primary raw material, and increased costs of the Company's Mexican assembly operations. The U.S. Dollar/Mexican Peso exchange rate has been relatively stable for the past fifteen months while inflationary cost pressures in Mexico have resulted in higher U.S. Dollar costs. Scrap and expedited freight costs were reduced from prior year levels.

     Engineering, Selling and Administrative expenses were $4.4 million in the current quarter compared to $4.3 million in the prior year quarter. Product engineering costs in support of current and future vehicle programs increased approximately $250,000 while administrative and selling expenses declined.

     Income from operations was $4.6 million for the three months ended March 30, 1997, compared to $4.4 million for the three months ended March 31, 1996. Income from operations increased reflecting the increased sales volume as previously discussed above.

Nine months ended March 30, 1997 compared to the nine months ended March 31,
1996

     Net sales increased 15 percent to $116.0 million for the nine months ended March 30, 1997, compared to $100.9 million for the nine months ended March 31,
1996.   The increase is primarily due to sales to the Ford Motor Company which increased approximately $14.0 million compared to the prior year period.
During the nine months ended March 30, 1997, the Company made production volume shipments for all vehicle programs which it supplies to Ford. Production on the majority of these programs was phased in during the prior fiscal year. Sales to General Motors Corporation increased approximately $3.2 million in the current year period compared to the prior year period. Although sales to General Motors were negatively affected during both the second quarter of 1997 and the third quarter of 1996 due to General Motors' labor disruptions, the negative impact was more significant during the prior year period. Sales to Chrysler Corporation were comparable to the prior year period.

     Gross profit as a percentage of net sales was 20.5 percent in the nine months ended March 30, 1997, compared to 21.9 percent in the nine months ended March 31, 1996. Gross profit margins decreased from the prior year primarily due to increased costs of zinc, which is the Company's primary raw material, and increased costs of the Company's Mexican assembly operations. The U.S. Dollar/Mexican Peso exchange rate has been relatively stable for the past fifteen months while inflationary cost pressures in Mexico have resulted in higher U.S. Dollar costs. Scrap and expedited freight costs were reduced from prior year levels.

     Engineering, selling and administrative expenses were 12.9 million for the nine months ended March 30, 1997, compared to 12.1 million for the nine months ended March 31, 1996. The increase is primarily due to increased engineering expenses in support of current and future vehicle programs.

     Income from operations was $10.9 million in the nine months ended March 30, 1997, compared to $10.0 million in the nine months ended March 31, 1996. Income from operations increased reflecting the increased sales volume as previously discussed above.

     The effective income tax rate for the nine months ended March 30, 1997, was 37.6 percent compared to 39.3 percent for the nine months ended March 31, 1996. The reduction in the effective rate for the nine month period is due to changes in state apportionment factors as a result of the phase-in of sales to the Ford Motor Company during fiscal 1996 as well as the reinstatement of the federal research and development tax credit for fiscal 1997. The effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

     Capital expenditures during the nine months ended March 30, 1997 were $6.1 million compared to $8.4 million during the nine months ended March 31, 1996. The Company anticipates that capital expenditures will be approximately $9 million to $10 million in fiscal 1997 in support of additional product programs, and the upgrade and replacement of existing equipment at the production facilities.

     The Company's investment in accounts receivable increased by approximately $2.8 million to $21.6 million at March 30, 1997, as compared to $18.8 million at June 30, 1996, primarily due to increased sales volumes in the current quarter. Inventory levels at March 30, 1997, were consistent with the levels at June 30, 1996.

     The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility"). Outstanding borrowings under the Credit Facility were approximately $135,000 at March 30, 1997. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements. Funding of the environmental remediation at the Milwaukee facility is not expected to have a material impact on ongoing operations.

     The Board of Directors of the Company has authorized a stock repurchase program to buy back up to five percent of the 5.8 million outstanding shares.
A total of 118,000 shares have been repurchased as of March 30, 1997, at a cost of approximately $1.9 million. The stock repurchase program is funded through the Credit Facility along with cash flow from operations.

     The Company has been impacted by inflationary cost pressures in Mexico over the last several months as discussed under Analysis of Results of Operations above. Primary raw materials are high grade zinc and brass which are generally subject to commodity pricing and variations in the market prices of these materials. The market price of zinc has increased over the last several months negatively affecting gross profit margins as discussed under Analysis of Results of Operations above.

Mexican Operations

     The Company has assembly operations in Juarez, Mexico. The functional currency of the Mexican operation through December 29, 1996 was the Mexican Peso. The effects of currency fluctuations resulted in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with FAS No. 52, "Foreign Currency Translation." Effective December 30, 1996, the functional currency of the Mexican operation is the U.S. dollar as Mexico is considered to be a highly inflationary economy in accordance with FAS No. 52. The effect of currency fluctuations in the remeasurement process are included in the determination of income. The effects of currency fluctuations included in the determination of income are not material.



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

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1* Amended and Restated Articles of Incorporation of the Company 3.2* By-Laws of the Company
          4.1*  Rights Agreement dated as of February 6, 1995 between the
                  Company and Firstar Trust Company, as Rights Agent

     (b) Reports on Form 8-K - None


-----------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STRATTEC SECURITY CORPORATION (Registrant)

Date: May 9, 1997               By /S/ John G. Cahill
                                   ----------------------------

                                   John G. Cahill
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Accounting  and Financial Officer)