Form 10-K
period 1997-06-29
STRATTEC SECURITY CORP
filed 1997-09-15
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K



[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 29, 1997.

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

                                 (414) 247-3333
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                        Name of exchange on which registered
 -------------------                        ------------------------------------
        N/A                                                  N/A


          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [x] Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K.            [x]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of August 20, 1997 was approximately $133,188,000 (based upon the last reported sale price of the Common Stock at August 20, 1997 on the NASDAQ National Market). On August 20, 1997, there were outstanding 5,667,150 shares of $.01 par value Common Stock.

                      Documents Incorporated by Reference


                                                                   Part of the Form 10-K
        Document                                                   into which incorporated
        --------                                                   -----------------------
Portions of the Annual Report to Shareholders for the
fiscal year ended June 29, 1997.                                           I, II, IV

Portions of the Proxy Statement dated September 10, 1997, for the
Annual Meeting of Shareholders to be held on October 23, 1997.                III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related products for automotive manufacturers with operations in the United States, Canada and Mexico ("North American Automotive Manufacturers"). The Company also produces precision zinc die castings for the transportation, security and small engine industries.

     The Company was incorporated as a Wisconsin Corporation on September 15, 1994, as a wholly owned subsidiary of Briggs & Stratton Corporation ('Briggs'). On February 27, 1995, the Company received a distribution of substantially all of the assets, related debt and liabilities of the mechanical and electro-mechanical automotive lock and key business owned by Briggs (the 'Distribution').

     As a division of Briggs, the Company has been in the automotive lock manufacturing business for approximately 80 years. It has also been in the zinc die casting business for approximately 70 years. The Company has been the world's largest producer of automotive locks and keys since the late 1920's, and currently maintains a dominant share of the North American markets for these products.

     The majority of the components that go into the Company's lock products are manufactured at its facility in Milwaukee, Wisconsin. The Company's products are assembled at the Milwaukee plant and at its plant in Juarez, Mexico. The Company's general offices are located in the Milwaukee facility.

     For information as to export sales, see Note 9 of Notes to Financial Statements included in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.


PRINCIPAL SERVICES AND PRODUCTS

     The Company's principal products are locks and keys for cars and trucks. A typical automobile contains a set of five locks: a steering column/ignition lock, a glove box lock, two front door locks and a deck lid (trunk) lock. Pickup trucks typically use three to four locks, while sport utility vehicles and vans will use six or seven locks. Some vehicles have additional locks for under-floor compartments or folding rear seat latches. T-top locks, spare tire locks, burglar alarm locks and door locks with illuminated faces are offered as options. Usually two pairs of keys are provided with each vehicle lockset.

     The Company currently produces locks with simple electrical switch devices and more sophisticated devices, such as resistive elements, radio frequency identification (RFID) elements and Hall effects sensors. Additional electronically assisted locksets are in various stages of development in support of future model year introductions. The primary focus of this activity is increased security and reliability through continued development of RFID applications.

     The Company's products are supported by an extensive staff of experienced lock engineers who work directly with customer engineering departments. This staff, which includes product design, quality and manufacturing engineers, is capable of providing complete design, development and testing services of new lock products for the Company's customers. Additionally, this staff is available to customers for problem solving, warranty analysis and other activities that arise during a product's life cycle. The Company also provides after-sale support to its customers with the design of special field service kits, writing and publishing of service manuals, and specific in-plant production repair programs.

     The Company's products are for the most part unique to specific vehicle models. From time to time certain models require significant changes to their lock designs. While these changes occur relatively infrequently on a model by model basis, the Company's involvement in a broad range of models dictates that, in any given year, some new designs are introduced which replace earlier designs. These earlier designs continue to produce revenues from service applications.

EMERGING TECHNOLOGIES

     New electronic technologies are expected to become increasingly important in future product designs. These technologies may include radio frequency transmission and receiving, Hall effects sensing, optical reading and sensing, and custom integrated circuit technology. Further advancements with respect to RFID applications such as encrypted signals and rolling codes are anticipated. Specific applications of certain of these technologies began in prior model years. Application will occur in both OEM and aftermarket products. In connection with the development of these technologies, the Company intends to utilize strategic alliances and/or strategic sourcing with respect to certain components in order to remain competitive from both a cost and quality standpoint.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The primary raw materials used by the Company are high-grade zinc and brass. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

     The Company believes that the success of its business will not only result from the technical competence, creativity and marketing abilities of its employees but also from the protection of its intellectual property through patents, trademarks and copyrights. As part of its ongoing research, development and manufacturing activities, the Company has a policy of seeking patents on new products, processes and improvements when appropriate. The Company owns nineteen issued United States patents, with expirations occurring between 1999 and 2015.

     Although, in the aggregate, the patents discussed above are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the STRATTEC and STRATTEC with logo trademarks.

     The Company also relies upon trade secret protection for its confidential and proprietary information. The Company maintains confidentiality agreements with its key executives. In addition, the Company enters into confidentiality agreements with selected suppliers, consultants and associates as appropriate to evaluate new products or business relationships pertinent to the success of the Company. However, there can be no assurance that others will not independently obtain similar information and techniques or otherwise gain access to the Company's trade secrets or that the Company can effectively protect its trade secrets.

SEASONALITY

     As an automotive supplier, the Company encounters the normal peaks and valleys associated with the automotive industry. Typically, the months of July and August are relatively slow while summer shut-downs and model year changeover occur at the automotive assembly plants. September volumes increase rapidly as the new model year begins and the "pipelines" to the retail dealer are filled. This volume strength continues through October and into early November. As the holiday and winter seasons approach, the demand for automobiles slows and production is trimmed accordingly. March typically brings a major sales and production increase which then continues through most of June before tailing off for the model year build-out. This pattern has been relatively consistent on a year-to-year basis, except when the general economy suffered a significant slow-down. In this latter case, the month-to-month swings as described above were still present, but the magnitude of the swings was greatly diminished.

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

     A very significant portion of the Company's annual sales are to General Motors Corporation, Ford Motor Company and Chrysler Corporation. In fiscal years 1997, 1996 and 1995, these three customers accounted for 85%, 82% and 72% respectively, of the Company's total net sales. The Company began production volume shipments of locksets to the Ford Motor Company during fiscal year 1996. Further information regarding sales to the Company's largest customers is contained in Note 10 of Notes to Financial Statements, included in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

     The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers' ability to produce and sell vehicles which utilize the Company's products. The Company has enjoyed long term relationships with General Motors Corporation and Chrysler Corporation in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company's financial performance.

SALES AND MARKETING

     The Company is a direct supplier to OEM auto and light truck manufacturers, over-the-road heavy truck manufacturers and recreational vehicle manufacturers, as well as other transportation related manufacturers. The Company is also an OEM component supplier to residential/commercial door hardware manufacturers and other miscellaneous industrial manufacturers. The Company utilizes both direct sales personnel and manufacturers' representative agencies to service its customers. OEM sales have traditionally represented approximately 85 to 90% of the Company's total sales. The Company receives the remainder of its revenue primarily through sales into the OEM service and the locksmith aftermarket distribution channels. Sales through these two channels are approximately equal.

     The Company provides its customers with engineered locksets, which are unique to specific vehicles. Any given vehicle will typically take 1 to 3 years of development and engineering design time prior to being offered to the public. The locksets are designed concurrently with the vehicle. Therefore, commitment to the Company as the production source occurs 1 to 3 years prior to the start of production.

     The typical process used by the "Big Three" automotive manufacturers in selecting a lock supplier is to offer the business opportunity to the Company and various of the Company's competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, the price is fixed for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order is issued by customers for each model year and releases are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a "Just-in-Time" supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.

COMPETITION

     The Company competes with domestic and foreign-based competitors on the basis of custom product design, engineering support, quality, delivery and price. While the number of direct competitors is currently relatively small, the auto manufacturers actively encourage competition between potential suppliers. Although the Company may not be the lowest cost producer, it has a dominant share of the North American market because of its ability to provide a beneficial combination of price, quality and technical support. In order to reduce lockset production costs while still offering a wide range of technical support, the Company utilizes assembly operations in Mexico, which results in lower labor costs as compared to the United States.

     As locks become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge the Company.

RESEARCH AND DEVELOPMENT

     The Company engages in research and development activities pertinent to the automotive security industry. A major area of focus for research is the expanding role of electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 1997, 1996, and 1995, the Company spent $3,208,000, $2,772,000, and $1,754,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

CUSTOMER TOOLING

     An important aspect of the Company's production processes is customer program specific assembly lines and production tooling. In general, capital equipment acquired by the Company for customer product programs is recognized as a long-term asset and depreciated. Tooling for these same programs, obtained primarily from third party tool suppliers, is accumulated as a current asset on the Company's balance sheet and rebilled to the customer upon formal product approval from the customer. For certain products, the Company retains ownership of both the equipment and tooling. Recovery of these costs occurs over the life of the program through the piece price. See Note 2 of Notes to Financial Statements included in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ENVIRONMENTAL COMPLIANCE

     As is the case with other manufacturers, the Company is subject to federal, state, local and foreign laws and other legal requirements relating to the generation, storage, transport, treatment and disposal of materials as a result of its lock and key manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that its existing environmental management policies and procedures are adequate and it has no current plans for substantial capital expenditures in the environmental area.

     Contamination existing at the Company's Milwaukee site from an underground waste coolant storage tank and a former above-ground solvent storage tank, located on the east side of the facility, will be remediated in accordance with federal, state and local requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 10 through 12 of the Company's 1997 Annual Report to Shareholders.

     The Company does not currently anticipate any materially adverse impact on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business and there is no assurance that material liabilities or charges could not arise.

EMPLOYEES

     At June 29, 1997, the Company had approximately 2,665 full-time employees, of which approximately 530 were represented by a labor union. The Company has not experienced any work stoppages at its current operating plants since October 29, 1983.

     Prior to the February 27, 1995 distribution, the Company's Milwaukee hourly employees were covered by collective bargaining agreements negotiated between Briggs & Stratton and Local 7232 of the UPIU. On December 4, 1994, Local 7232 members ratified a new collective bargaining agreement with Briggs that provided for a successor contract with the Company relative to the Company's represented employees. The Company assumed all obligations under the successor contract in connection with the distribution. The agreement between Local 7232 and the Company commenced on February 27, 1995 and expires on December 31, 1997, and calls for certain wage increases that in the aggregate average 4 percent in calendar year 1995 and 1 percent in each of calendar years 1996 and 1997.

ITEM 2.   PROPERTIES

     The Company has two manufacturing plants, one warehouse, two distribution centers, and a sales office. These facilities are described as follows:


        LOCATION                             TYPE                      SQ. FT.  OWNED OR LEASED
        --------                             ----                      -------  ---------------
Milwaukee, Wisconsin      Headquarters and General Offices; Component
                          Manufacturing and Assembly ................  352,000      Owned
Juarez, Chihuahua Mexico  Subsidiary Offices and Assembly ...........   97,000      Owned
Somerset, New Jersey      Service Parts Distribution ................    6,500      Leased*
Carpenteria, California   Service Parts Distribution ................    4,000      Leased*
El Paso, Texas            Finished Goods Warehouse ..................   12,500      Leased**
Troy, Michigan            Sales Office for Detroit Area .............    3,000      Leased**

-----------------------

*  Leased floor space within a warehouse facility.

** Leased unit within a complex.


ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company or its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF REGISTRANT

The names, ages and positions of all executive officers of the Company as of the date of this filing are listed below, together with their business experience during the past five years. Executive officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among any of the executive officers of the Company, nor any arrangements or understanding between any such officer and another person pursuant to which he was appointed as an executive officer.



NAME, AGE AND POSITION                     BUSINESS EXPERIENCE
----------------------                     -------------------
Harold M. Stratton II, 49                  President and Chief Executive
                                           Officer of the Corporation since
                                           1994.  Vice President of Briggs &
                                           Stratton Corporation and General
                                           Manager of the Technologies
                                           Division of Briggs & Stratton
                                           Corporation since 1989.

John G. Cahill, 40                         Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary of the Corporation since
                                           1994.  Vice President, Chief
                                           Financial Officer, Secretary and
                                           Treasurer, Johnson Worldwide
                                           Associates, Inc.  (manufacturer and
                                           marketer of recreational and
                                           marking systems products) 1992 to
                                           1994 and Corporate Controller from
                                           1989 to 1992.

Michael R. Elliott, 41                     Vice President -- Sales and
                                           Marketing of the Company since
                                           1994.  Vice President -- Marketing
                                           and Sales of the Technologies
                                           Division since 1993.  Vice
                                           President -- Corporate Development
                                           of Iverness Casting Group (a
                                           producer of castings and injection
                                           molded products) from 1991 to 1992.
                                            Vice President -- Sales and
                                           Marketing of Iverness Casting Group
                                           from 1990 to 1991.  Sales,
                                           Marketing and Planning Manager of
                                           the AC Rochester Division of
                                           General Motors Corporation (an
                                           automotive manufacturer) from 1988
                                           to 1990.

Andrew G. Lechtenberg, 44                  Vice President -- Engineering of the
                                           Company since 1994.  Vice President
                                           -- Engineering of the Technologies
                                           Division since 1989.

Gerald L. Peebles, 54                      Vice President and General Manager
                                           of STRATTEC de Mexico -- since 1997.
                                           Vice President -- Operations of the
                                           Company 1995 -- 1997.  Vice
                                           President -- Operations of the
                                           Technologies Division since 1994.
                                           Operations Manager -- Juarez Plant
                                           of the Technologies Division from
                                           1990 to 1994.  Plant Manager --
                                           Juarez Plant of the Technologies
                                           Division from 1988 to 1990.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth in the "Quarterly Financial Data" section appearing on page 24 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

     The Company does not intend to pay cash dividends on the Company Common Stock in the foreseeable future; rather, it is currently anticipated that Company earnings will be retained for use in its business. The future payment of dividends will depend on business decisions that will be made by the Board of Directors from time to time based on the results of operations and financial condition of the Company and such other business considerations as the Board of Directors considers relevant. The Company's revolving credit agreement contains restrictions on the payment of dividends. See Note 3 of Notes to Financial Statements included in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information set forth under "Five Year Financial Summary" which appears on page 24 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth under "Management's Discussion and Analysis" which appears on pages 10 through 12 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company did not hold any market risk sensitive instruments during the period covered by this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Arthur Andersen LLP dated July 31, 1997, which appear on pages 13 through 23 of the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

     The Quarterly Financial Data (unaudited) which appears on page 24 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on pages 2, 3 and 4 of the Company's Proxy Statement, dated September 10, 1997, under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information on pages 7 through 14 of the Company's Proxy Statement, dated September 10, 1997, under "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information on pages 4 and 5 of the Company's Proxy Statement, dated September 10, 1997, under "Security Ownership" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information on pages 7 through 14 of the Company's Proxy Statement, dated September 10, 1997, under "Executive Compensation" is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as part of this Report

         (1) Financial Statements - The following financial statements of the Company, included on pages 13 through 23 of the Company's 1997 Annual Report to Shareholders, are incorporated by reference in Item 8.

              Report of Independent Public Accountants

              Balance Sheets - as of June 29, 1997 and June 30, 1996

              Statements of Income - years ended June 29, 1997, June 30, 1996, and July 2, 1995

              Statements of Changes in Equity - years ended June 29, 1997, June 30, 1996, and July 2, 1995

              Statements of Cash Flows - years ended June 29, 1997, June 30, 1996, and July 2, 1995

              Notes to Financial Statements

     (2) Financial Statement Schedules

                                                               Page in this
                                                             Form 10-K Report
                                                             ----------------

         Report of Independent Public Accountants                    9
         Schedule II - Valuation and Qualifying Accounts            10


         All other schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

     (3) Exhibits.  See "Exhibit Index" beginning on page 12.

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited in accordance with generally accepted auditing standards the consolidated and combined financial statements included in the STRATTEC SECURITY CORPORATION Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated July 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated and combined financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated and combined financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated and combined financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
July 31, 1997.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)



                                      Balance,   Provision      Payments     Balance,
                                     Beginning  Charged to     and Accounts  End of
                                      of Year   Profit & Loss  Written Off    Year
                                     ---------  -------------  ------------  --------

Year ended June 29, 1997
------------------------
Allowance for doubtful accounts      $     250  $           0  $          0  $    250
                                     =========  =============  ============  ========

Year ended June 30, 1996
------------------------
Allowance for doubtful accounts      $     250  $           0  $          0  $    250
                                     =========  =============  ============  ========

Year ended July 2,1995
----------------------
Allowance for doubtful accounts      $     100  $         150  $          0  $    250
                                     =========  =============  ============  ========


                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           STRATTEC SECURITY CORPORATION
                                        By:   /s/ Harold M. Stratton II
                                           ------------------------------------
                                           Harold M. Stratton II,
                                           President and Chief Executive Officer

Date:  August 20, 1997

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                    Title                           Date
           ---------                    -----                           ----

/s/  Harold M. Stratton II  President, Chief Executive Officer  August 20, 1997
--------------------------
    Harold M. Stratton II              and Director


/s/  John G. Cahill           Executive Vice President,         August 20, 1997
--------------------------
       John G. Cahill          Chief Financial Officer,
                            Treasurer, Secretary & Director

/s/ Frank J. Krejci                 Director                    August 20 , 1997
--------------------------
       Frank J. Krejci


/s/  Michael J. Koss                Director                    August 20 , 1997
--------------------------
       Michael J. Koss


/s/ Robert Feitler                  Director                    August 20 , 1997
--------------------------
        Robert Feitler

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                              Page Number in
                                                                                            Sequential Numbering
                                                                                            of all Form 10-K and
Exhibit                                                                                         Exhibit Pages
---------                                                                                   --------------------
3.1 (2)    Amended and Restated Articles of Incorporation of the Company                             *

3.2 (2)    By-laws of the Company                                                                    *

4.1 (2)    Rights Agreement between the Company and Firstar Trust Company, as Rights Agent           *

4.2 (3)    Revolving Credit Agreement dated as of February 27, 1995 by and between the Company       *
           and M&I Bank, together with Revolving Credit Note

10.1 (2)   STRATTEC SECURITY CORPORATION Stock Incentive Plan                                        *

10.2 (4)   Employment Agreements between the Company and the identified executive officers           *

10.3 (1)   Change In Control Agreement between the Company and the identified executive officers     *

10.4 (1)   Contribution Agreement, Plan and Agreement of Reorganization and Distribution between     *
           Briggs & Stratton Corporation ("Briggs") and the Company, dated as of February 27, 1995
           (the "Contribution Agreement")

10.5 (1)   Quit Claim Deed dated as of February 27, 1995                                             *

10.6 (1)   General Assignment, Assumption and Agreement Regarding Litigation, Claims and             *
           Other Liabilities between Briggs and the Company, dated as of February 27, 1995

10.7 (1)   Transitional Trademark Use and License Agreement between Briggs and the Company,          *
           dated as of February 27, 1995

10.8 (1)   Insurance Matters Agreement between Briggs and the Company, dated as of                   *
           February 27, 1995

10.9 (1)   Employee Benefits and Compensation Agreement between Briggs and the Company, dated        *
           as of February 27, 1995

10.10 (1)  Tax Sharing and Indemnification Agreement between Briggs and the Company, dated as of     *
           February 27, 1995

10.11 (1)  Interim Administrative Services Agreement between Briggs and the Company, dated as        *
           of February 27, 1995

10.12 (1)  Confidentially and Nondisclosure Agreement between Briggs and the Company, dated as       *
           of February 27, 1995

10.13 (1)  Assignments of Patents dated as of February 27, 1995                                      *

10.14 (1)  Supply Agreement between Briggs and the Company, dated as of February 27, 1995            *

10.15 (4)  STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive                     *
           Officers and Senior Managers

13.1     Annual Report to Shareholders for the year ended June 29, 1997                              14




                                                                                              Page Number in
                                                                                            Sequential Numbering
                                                                                            of all Form 10-K and
Exhibit                                                                                         Exhibit Pages
-------                                                                                     --------------------
21 (1)   Subsidiaries of the Company                                                                 *

23       Consent of Independent Public Accountants dated September 10, 1997                          46


-------------------------

(1) Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.
(2) Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.
(3) Incorporated by reference form the April 2, 1995 Form 10-Q filed on May 17, 1995.
(4) Incorporated by reference from the July 2, 1995 Form 10-K filed on September 14, 1995