Form 10-Q
period 1997-09-28
STRATTEC SECURITY CORP
filed 1997-11-12
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X     NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 5,702,150 shares outstanding as of September 28, 1997.

                         STRATTEC SECURITY CORPORATION

                                   FORM 10-Q

                               September 28, 1997

                                     INDEX


                                                                       Page
Part I -  FINANCIAL INFORMATION


    Item 1          Consolidated Statements of Income                    3
                    Consolidated Balance Sheets                          4
                    Consolidated Statements of Cash Flows                5
                    Notes to Consolidated Financial Statements           6
    Item 2          Management's Discussion and Analysis of Results
                     of Operations and Financial Condition               7-8


Part II - OTHER INFORMATION

    Item 1          Legal Proceedings                                    9
    Item 2          Changes in Securities and Use of Proceeds            9
    Item 3          Defaults Upon Senior Securities                      9
    Item 4          Submission of Matters to a Vote of Security-Holders  9
    Item 5          Other Information                                    9
    Item 6          Exhibits and Reports on Form 8-K                     9

Item 1   Financial Statements


                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                                 Three Months Ended
                                                               September 28, September 29,
                                                                   1997         1996
                                                                -----------  -----------
                                                                      (unaudited)

Net sales                                                           $42,868      $36,214
Cost of goods sold                                                   34,380       29,961
                                                                -----------  -----------
        Gross profit                                                  8,488        6,253
Engineering, selling and administrative
        expenses                                                      4,647        4,162
                                                                -----------  -----------
        Income from operations                                        3,841        2,091
Interest expense                                                         12           80
Other expenses, net                                                      19           59
                                                                -----------  -----------
        Income before provision for income taxes                      3,810        1,952
Provision for income taxes                                            1,412          751
                                                                -----------  -----------
Net income                                                          $ 2,398      $ 1,201
                                                                ===========  ===========
Earnings per share                                                  $  0.42      $  0.21
                                                                ===========  ===========
Weighted average shares outstanding                                   5,675        5,786
                                                                ===========  ===========

        The accompanying notes are an integral part of these statements.

                STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                             September 28,         June 29,
                                                                 1997               1997
                                                              -----------      ----------------
ASSETS                                                       (unaudited)
Current Assets:
   Cash and cash equivalents                                     $   178            $   404
   Receivables, net                                               31,477             29,687
   Inventories-
      Finished products                                            3,845              3,599
      Work in process                                             11,620             12,446
      Raw materials                                                1,228              1,671
      LIFO adjustment                                             (2,837)            (2,837)
                                                                 -------            -------
         Total inventories                                        13,856             14,879
   Customer tooling in progress                                    7,301              6,615
   Other current assets                                            4,419              4,390
                                                                 -------            -------
     Total current assets                                         57,231             55,975
Deferred income taxes                                                186                186
Property, Plant and Equipment                                     70,812             69,123
Less: accumulated depreciation                                    31,169             29,615
                                                                 -------            -------
     Net property, plant and equipment                            39,643             39,508
                                                                 -------            -------
                                                                 $97,060            $95,669
                                                                 =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                            $14,093            $12,367
     Environmental                                                 2,908              2,911
     Other accrued liabilities                                     7,383              8,298
                                                                 -------            -------
       Total current liabilities                                  24,384             23,576
Borrowings under revolving credit facility                         2,375              5,037
Accrued pension and postretirement obligations                    11,243             10,963
Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued shares 5,834,150 at September 28, 1997,
       and 5,799,150 at June 29, 1997                                 58                 58
     Capital in excess of par value                               41,661             41,094
     Retained earnings                                            21,345             18,947
     Cumulative translation adjustments                           (1,863)            (1,863)
     Less: Treasury stock, at cost (132,000 shares at
     September 28, 1997 and June 29, 1997)                        (2,143)            (2,143)
                                                                 -------            -------
        Total shareholders' equity                                59,058             56,093
                                                                 -------            -------
                                                                 $97,060            $95,669
                                                                 =======            =======

      The accompanying notes are an integral part of these balance sheets.

                    SECURITY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                                             Three Months Ended
                                                                                      September 28,       September 29,
                                                                                          1997                 1996
                                                                                     ---------------      ------------
                                                                                                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $2,365               $ 1,201
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation                                                                         1,741                 1,237
     Change in operating assets and liabilities:
       Increase in receivables                                                           (1,782)               (7,200)
       (Increase) decrease in inventory                                                   1,023                  (231)
       (Increase) decrease in other assets                                                 (711)                2,663
       Increase (decrease) in accounts payable
          and accrued liabilities                                                         1,067                (2,190)
       Other, net                                                                            76                    12
                                                                                         ------               -------
  Net cash provided by (used in) operating activities                                     3,779                (4,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                             (1,920)               (1,374)
                                                                                         ------               -------
  Net cash used in investing activities                                                  (1,920)               (1,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayment) of borrowings under revolving
    credit facility                                                                      (2,662)                5,660
  Exercise of stock options                                                                 568                    31
                                                                                         ------               -------
  Net cash provided by (used in) financing activities                                    (2,094)                5,691
EFFECT OF FOREIGN CURRENCY FLUCTUATIONS
  ON CASH                                                                                     9                    (3)
                                                                                         ------               -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (226)                 (194)
CASH AND CASH EQUIVALENTS
  Beginning of period                                                                       404                   441
                                                                                         ------               -------
  End of period                                                                          $  178               $   247
                                                                                         ======               =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                                      $  350               $   103
  Interest paid                                                                              20                    78

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of September 28, 1997, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

     Certain amounts previously reported have been reclassified to conform to the September 28, 1997 presentation.

(2) ENVIRONMENTAL MATTERS

     In 1995, the Company recorded a provision of $3 million for estimated costs to remediate a site at the Company's Milwaukee facility that was contaminated by a solvent spill which occurred in 1985. The Company continues to monitor and evaluate this site and believes, based upon findings-to-date and known environmental regulations, that the environmental reserve at September 28, 1997, is adequate.

(3) EARNINGS PER SHARE

     In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share".
This statement revises the computation and presentation of earnings per share. In accordance with timing prescribed by the Statement, the Company will adopt this Statement in the second quarter of fiscal 1998. Had the Company adopted this Statement for the three months ended September 28, 1997, and September 29, 1996, basic and diluted earnings per share would have been $.42 and $.41, and $.21 and $.21, respectively.

Item 2
                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following Discussion and Analysis should be read in conjunction with the Company's accompanying Financial Statements and Notes thereto and the Company's 1997 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 28, 1997 compared to the three months ended September 29, 1996

     Net sales increased 18 percent to $42.9 million for the three months ended September 28, 1997, from $36.2 million for the three months ended September 29, 1996. The sales increase is primarily due to increased sales to the Company's three largest customers in the current quarter compared to prior year levels with sales to General Motors Corporation increasing $5.1 million or 33 percent, Chrysler Corporation increasing $1.5 million or 32 percent and Ford Motor Company increasing $1.3 million or 13 percent. The sales growth was due to higher value mechanical and electro-mechanical content, and continued strong production levels of the vehicles the Company supplies.

     Gross profit as a percentage of net sales was 19.8 percent in the three months ended September 28, 1997, compared to 17.3 percent in the three months ended September 29, 1996. Gross profit margins increased primarily due to decreased scrap and expedited freight costs in the current quarter as compared to the prior year quarter. The market cost of zinc, the Company's primary raw material, continued to rise during the quarter ended September 28, 1997 with a resulting negative effect on gross profit margins. In early October 1997, the market cost of zinc declined substantially. Also negatively impacting gross profits were increased costs of the Company's Mexican assembly operations. The U.S. dollar/Mexican peso exchange rate has been relatively stable for the past 21 months, while inflationary cost pressures in Mexico, which have recently moderated as compared to the prior fiscal year, have resulted in higher U.S. dollar costs.

     Engineering, selling and administrative expenses were $4.7 million or 10.8 percent of sales for the three months ended September 28, 1997, compared to $4.2 million or 11.5 percent of sales for the three months ended September 29, 1996. The dollar increase is primarily due to an increase in engineering expenses of approximately $300,000 in support of current and future programs.

     Income from operations was $3.8 million for the three months ended September 28, 1997, compared to $2.1 million for the three months ended September 29, 1996. Income from operations increased reflecting the increased sales volume and improved gross profit margins as previously described above.

     The effective income tax rate for the current quarter was 37.1 percent compared to 38.5 percent in the prior year quarter. The current quarter rate is consistent with the rate for the entire 1997 fiscal year. The effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

     Capital expenditures in the first three months of 1998 were $1.9 million compared to $1.4 million in the first three months of 1997. The Company anticipates that capital expenditures will be approximately $10 million in 1998, primarily in support of requirements for additional product programs.

     The Company's investment in accounts receivable increased by approximately $1.8 million to $31.5 million at September 28, 1997, as compared to $29.7 million at June 29, 1997, primarily due to increased sales levels. Inventories decreased by approximately $1.0 million at September 28, 1997, as compared to June 29, 1997, primarily due to process and system improvements resulting in improved inventory management.

     The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 289,395 outstanding shares. A total of 132,000 shares have been repurchased as of September 28, 1997, at a cost of approximately $2.1 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities.

     The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility"). Outstanding borrowings under the Credit Facility were $2.4 million at September 28, 1997. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

     The Company has not been significantly impacted by inflationary pressures over the last several years, except for zinc and Mexican assembly operations as noted elsewhere in this Management's Discussion and Analysis.

Mexican Operations

     The Company has assembly operations in Juarez, Mexico. Effective December 30, 1996, the functional currency of the Mexican operation was the U.S. dollar, as Mexico is currently considered to be a highly inflationary economy in accordance with SFAS No. 52, "Foreign Currency Translation." The effect of currency fluctuations in the remeasurement process is included in the determination of income. The effect of currency fluctuations included in the determination of income is not material. Prior to December 30, 1996, the functional currency of the Mexican operation was the Mexican Peso. The effects of currency fluctuations resulted in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with SFAS No. 52.



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

                                    Part II

                               Other Information


Item 1 Legal Proceedings - None

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security-Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits


             3.1* Amended and Restated Articles of Incorporation of the Company 3.2* By-Laws of the Company

             4.1*  Rights Agreement dated as of February 6, 1995 between the
                    Company and Firstar Trust Company, as Rights Agent
            27.1   Financial Data Schedule for the quarterly period ended
                    September 28, 1997

     (b) Reports - None

--------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STRATTEC SECURITY CORPORATION (Registrant)



Date: November 11, 1997              By /S/ John G. Cahill
                                     ------------------------------

                                     John G. Cahill
                                     Executive Vice President,
                                     Chief Financial Officer,
                                     Treasurer and Secretary
                                     (Principal Accounting Officer)