Form 10-Q
period 1997-12-28
STRATTEC SECURITY CORP
filed 1998-02-06
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997

                                       or

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

Common stock, par value $0.01 per share: 5,729,150 shares outstanding as of December 28, 1997.

                         STRATTEC SECURITY CORPORATION

                                   FORM 10-Q

                               December 28, 1997

                                     INDEX


                                                                        Page
                                                                        ----
Part I -  FINANCIAL INFORMATION
    Item 1          Consolidated Statements of Income                    3
                    Consolidated Balance Sheets                          4
                    Consolidated Statements of Cash Flows                5
                    Notes to Consolidated Financial Statements           6
    Item 2          Management's Discussion and Analysis of Results
                     of Operations and Financial Condition              7-9


    Part II - OTHER INFORMATION

    Item 1          Legal Proceedings                                    10
    Item 2          Changes in Securities and Use of Proceeds            10
    Item 3          Defaults Upon Senior Securities                      10
    Item 4          Submission of Matters to a Vote of Security Holders  10
    Item 5          Other Information                                    10
    Item 6          Exhibits and Reports on Form 8-K                     10

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


Item 1   Financial Statements



                                                     Three Months Ended                      Six Months Ended
                                                 ----------------------------          ---------------------------
                                                  December 28,   December 29,          December 28,   December 29,
                                                     1997         1996                     1997           1996
                                                 -------------  -------------          -------------  ------------
                                                        (unaudited)                          (unaudited)
Net sales                                           $49,722      $37,926                 $92,590        $74,140
Cost of goods sold                                   39,580       29,398                  73,960         59,359
                                                    -------      -------                 -------        -------
 Gross profit                                        10,142        8,528                  18,630         14,781
Engineering, selling and administrative
 expenses                                             4,741        4,356                   9,388          8,518
                                                    -------      -------                 -------        -------
 Income from operations                               5,401        4,172                   9,242          6,263
Interest expense                                         (7)         (57)                    (19)          (137)
Other income, net                                        59           73                      40             14
                                                    -------      -------                 -------        -------
 Income before provision for income taxes             5,453        4,188                   9,263          6,140
Provision for income taxes                            2,020        1,590                   3,432          2,341
                                                    -------      -------                 -------        -------
Net income                                           $3,433       $2,598                  $5,831         $3,799
                                                    =======      =======                 =======        =======
Earnings per share:
Basic                                                $ 0.60       $ 0.45                  $ 1.02         $ 0.66
                                                    =======      =======                 =======        =======
Diluted                                              $ 0.59       $ 0.45                  $ 1.00         $ 0.65
                                                    =======      =======                 =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                             December 28,         June 29,
                                                                 1997               1997
                                                             ------------         --------
ASSETS                                                        (unaudited)
Current Assets:
          Cash and cash equivalents                              $  2,730          $    404
          Receivables, net                                         30,130            29,687
          Inventories-
                       Finished products                            4,522             3,599
                       Work in process                             12,355            12,446
                       Raw materials                                1,409             1,671
                       LIFO adjustment                             (2,837)           (2,837)
                                                                 --------           -------
                                    Total inventories              15,449            14,879
          Customer tooling in progress                              7,350             6,615
          Other current assets                                      4,342             4,390
                                                                 --------           -------
                       Total current assets                        60,001            55,975
Deferred Income Taxes                                                 186               186
Property, Plant and Equipment                                      72,916            69,123
Less: accumulated depreciation                                     32,695            29,615
                                                                 --------           -------
          Net property, plant and equipment                        40,221            39,508
                                                                 --------           -------
                                                                 $100,408           $95,669
                                                                 ========           =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
          Accounts payable                                       $ 14,719           $12,367
          Environmental                                             2,890             2,911
          Other accrued liabilities                                 7,302             8,298
                                                                 --------           -------
                       Total current liabilities                   24,911            23,576
Borrowings under revolving credit facility                          1,000             5,037
Accrued pension and postretirement obligations                     11,535            10,963
Shareholders' equity:
          Common stock, authorized 12,000,000 shares
                  $.01 par value, issued 5,861,150 shares at
                  December 28, 1997, and 5,799,150 shares at
                  June 29, 1997                                        59                58
          Capital in excess of par value                           42,131            41,094
          Retained earnings                                        24,778            18,947
          Cumulative translation adjustments                       (1,863)           (1,863)
          Less: Treasury stock, at cost (132,000 shares at
                  December 28, 1997 and June 29, 1997)             (2,143)           (2,143)
                                                                 --------           -------
                       Total shareholders' equity                  62,962            56,093
                                                                 --------           -------
                                                                 $100,408           $95,669
                                                                 ========           =======

The accompanying notes are an integral part of these consolidated balance sheets.

                STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)




                                                                           Six Months Ended
                                                                      ---------------------------
                                                                       December 28,  December 29,
                                                                           1997         1996
                                                                      -------------  ------------
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  5,831        $3,799
  Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation                                                 3,267         2,604
              Change in operating assets and liabilities:
                Increase in receivables                                     (444)       (2,140)
                Increase in inventories                                     (570)         (554)
                (Increase) Decrease in other assets                         (695)        2,182
                Increase (Decrease) in accounts payable and
                   accrued liabilities                                     1,931        (3,187)
                Other, net                                                    81            46
                                                                        ---------      --------
  Net cash provided by operating activities                                9,401         2,750

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                              (4,025)       (3,364)
                                                                        --------      --------
  Net cash used in investing activities                                   (4,025)       (3,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) borrowings
    under revolving credit facility                                        (4,037)        2,235
  Purchase of treasury stock                                                    -        (1,907)
  Exercise of stock options                                                 1,038            31
                                                                        ---------      --------
  Net cash provided by (used in) financing activities                      (2,999)          359

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS
  ON CASH                                                                     (51)           (8)
                                                                       ----------     ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          2,326          (263)
CASH AND CASH EQUIVALENTS

  Beginning of period                                                         404           441
                                                                        ---------      --------
  End of period                                                            $2,730          $178
                                                                        =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                        $3,447          $942
  Interest paid                                                                33           146

   The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF FINANCIAL STATEMENTS

     STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufacturers and markets mechanical locks, electro-mechanical locks and related security products for North American and select European automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, its wholly owned Mexican subsidiary, and its foreign sales corporation.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of December 28, 1997, and the results of operations and cash flows for the periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

     Certain amounts previously reported have been reclassified to conform to the December 28, 1997 presentation.

(2) ENVIRONMENTAL MATTERS

     In 1995, the Company recorded a provision of $3 million for estimated costs to remediate a site at the Company's Milwaukee facility that was contaminated by a solvent spill which occurred in 1985. The environmental reserve reflects this provision.

(3) EARNINGS PER SHARE (EPS)

    In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The Company's previously reported EPS is consistent with basic EPS as calculated below under SFAS No. 128. A reconciliation of the components of the basic and diluted per-share computations follows (in 000's, except per share amounts):

                                            Six Months Ended
                                            -------------------
                            December 28, 1997          December 29, 1996
                            -------------------------  ---------------------------
                            Net             Per-Share  Net               Per-Share
                            Income  Shares  Amount     Income    Shares  Amount
                            ------  ------  ---------  --------  ------  ---------
Basic Earnings Per Share    $5,831   5,696      $1.02    $3,799   5,762      $0.66
                                            =========                    =========
Stock Options                          145                           58
                                    ------                       ------
Diluted Earnings Per Share  $5,831   5,841      $1.00    $3,799   5,820      $0.65
                                    ======  =========            ======  =========
                                             Three Months Ended
                                            --------------------
                            December 28, 1997          December 29, 1996
                            -------------------------  ----------------------------
                            Net             Per-Share  Net                Per-Share
                            Income  Shares  Amount     Income     Shares  Amount
                            ------  ------  ---------  ---------  ------  ---------
Basic Earnings Per Share    $3,433   5,716      $0.60     $2,598   5,737      $0.45
                                            =========                     =========
Stock Options                          157                            61
                                    ------                        ------
Diluted Earnings Per Share  $3,433   5,873      $0.59     $2,598   5,798      $0.45
                                    ======  =========             ======  =========


     Options to purchase 80,000 shares of common stock at $31.98 per share and 163,528 shares of common stock at prices ranging from $16.63 to $19.68 per share were outstanding as of December 28, 1997, and December 29, 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Item 2
                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following Management's Discussion and Analysis should be read in conjunction with the Company's accompanying Financial Statements and Notes thereto and the Company's 1997 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended December 28, 1997 compared to the three months ended December 29, 1996

     Net sales increased 31 percent to $49.7 million for the three months ended December 28, 1997, from $37.9 million for the three months ended December 29, 1996. The sales increase is primarily due to increased sales to all three of the Company's largest customers in the current quarter compared to prior year levels, with General Motors Corporation increasing $9.3 million or 61 percent, Chrysler Corporation increasing $2.9 million or 57 percent and Ford Motor Company increasing $1.3 million or 11 percent. This sales growth is due to higher value mechanical and electro-mechanical content, and continued strong production levels of vehicles the Company supplies. In addition, prior year sales to General Motors Corporation had been negatively affected by labor disruptions at their operations.

     Gross profit as a percentage of net sales was 20.4 percent in the current quarter compared to 22.5 percent in the prior year quarter. Gross profit margins decreased reflecting a $750,000 charge during the current quarter as a result of cash payments to the Company's represented employees upon ratification of a new collective bargaining agreement. The charge reduced the gross profit margins by 1.5 percentage points. The cost of zinc, the Company's primary raw material, remained significantly above prior year levels increasing to an average of approximately $.69 per pound in the current quarter from an average of approximately $.55 per pound in the prior year quarter resulting in a negative effect on gross profit margins. The market cost of zinc declined in the current quarter after increasing dramatically over the previous 12 months. Gross profit margins were also negatively impacted as inflationary cost pressures in Mexico over the past two years have resulted in higher U.S. dollar costs. The rate of inflation in Mexico during calendar years 1997 and 1996 was approximately 16 and 28 percent, respectively. The U.S. dollar/Mexican peso exchange rate remained relatively stable during this period with moderate devaluation during the current quarter. The exchange rate ranged from approximately 7.40 to 7.90 pesos to the dollar during the period January 1996 through September 1997 and from approximately 7.80 to 8.40 pesos to the dollar during the current quarter.

     Engineering, selling and administrative expenses were $4.7 million in the current quarter, compared to $4.4 million in the prior year quarter. The increase is primarily due to increased engineering expenses in support of current and future vehicle programs.

     Income from operations was $5.4 million in the current quarter, compared to $4.2 million in the prior year quarter. Income from operations increased reflecting the increased sales volume as previously discussed above.

     The effective income tax rate for the current quarter was 37.0 percent compared to 38.0 percent in the prior year quarter. The current quarter rate is comparable to the effective rate for the entire 1997 fiscal year. The effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 28, 1997 compared to the six months ended December 29, 1996

     Net sales increased 25 percent to $92.6 million for the six months ended December 28, 1997, from $74.1 million for the six months ended December 29, 1996. The sales increase is primarily due to increased sales to all three of the Company's largest customers in the current year period compared to prior year levels, with General Motors Corporation increasing $14.3 million or 47 percent, Chrysler Corporation increasing $4.4 million or 45 percent and Ford Motor Company increasing $2.6 million or 12 percent. This sales growth is due to higher value mechanical and electro-mechanical content, and continued strong production levels of vehicles the Company supplies. In addition, prior year sales to General Motors Corporation had been negatively affected by labor disruptions at their operations.

     Gross profit as a percentage of net sales was 20.1 percent in the six months ended December 28, 1997, compared to 19.9 percent in the six months ended December 29, 1996. Gross profit margins improved slightly compared to the prior year period as scrap and expedited freight costs decreased in the current year period as compared to the prior year period. The gross profit margin was negatively impacted by a $750,000 charge during the current year period as a result of cash payments to the Company's represented employees upon ratification of a new collective bargaining agreement. The cost of zinc, the Company's primary raw material, remained significantly above prior year levels increasing to an average of approximately $.74 per pound in the six months ended December 28, 1997 from an average of approximately $.53 per pound in the six months ended December 29, 1996 resulting in a negative effect on gross profit margins. The market cost of zinc declined in the second quarter of fiscal 1998 after increasing dramatically over the previous 12 months. Gross profit margins were also negatively impacted as inflationary cost pressures in Mexico over the past two years have resulted in higher U.S. dollar costs. The rate of inflation in Mexico during calendar years 1997 and 1996 was approximately 16 and 28 percent, respectively. The U.S. dollar/Mexican peso exchange rate remained relatively stable during this period with moderate devaluation during the current quarter. The exchange rate ranged from approximately 7.40 to 7.90 pesos to the dollar during the period January 1996 through September 1997 and from approximately 7.80 to 8.40 pesos to the dollar during the period October 1997 through December 1997.

     Engineering, selling and administrative expenses were $9.4 million for the six months ended December 28, 1997, compared to $8.5 million for the six months
ended December 29, 1996.   The increase is primarily due to increased
engineering expenses in support of current and future vehicle programs.

     Income from operations was $9.2 million in the six months ended December 28, 1997, compared to $6.3 million in the six months ended December 29, 1996. Income from operations increased reflecting the increased sales volume as previously discussed above.

     The effective income tax rate for the six months ended December 28, 1997 was 37.1 percent compared to 38.1 percent for the six months ended December 29, 1996. The current period rate is comparable to the effective rate for the entire 1997 fiscal year. The effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

     The Company generated cash from operating activities of $9.4 million in the six months ended December 28, 1997. In the six months ended December 29, 1996, the Company generated $2.8 million in cash from operating activities. The increased generation of cash is primarily due to increased income and increases in accounts payable and accrued liabilities in support of increased production activities.

     The Company's investment in accounts receivable of $30.1 million at December 28, 1997, is consistent with the June 29, 1997 balance. Inventories increased by approximately $570,000 at December 28, 1997, as compared to June 29, 1997, in support of the increased sales levels.

     Capital expenditures during the six months ended December 28, 1997 were $4.0 million compared to $3.4 million during the six months ended December 29, 1996. The Company anticipates that capital expenditures will be approximately $9 million to $10 million in 1998, primarily in support of requirements for additional product programs.

     The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 289,395 outstanding shares. A total of 132,000 shares have been repurchased as of December 28, 1997, at a cost of approximately $2.1 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities.

     The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2000. Outstanding borrowings under the Credit Facility were $1.0 million at December 28, 1997. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

     The Company has not been significantly impacted by inflationary pressures over the last several years, except for zinc and Mexican assembly operations as noted elsewhere in the Management's Discussion and Analysis.

     The Company has developed a plan to ensure its information systems are compliant with the requirements to process transactions in the year 2000. The Company does not expect that the cost to modify its information systems to be year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be year 2000 compliant.

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

Forward Looking Statements

     A number of the matters and subject areas discussed in this Form 10-Q that are not historical or current facts deal with potential future circumstances and developments. These include expected future financial results, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs and similar matters discussed in the Company's Management Discussion and Analysis of Results of Operations and Financial Condition. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience. The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, competitive and technological developments, foreign currency fluctuations, year 2000 compliance issues and costs of operations.

                                    Part II

                               Other Information

Item 1 Legal Proceedings - None

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders -

     At the Company's Annual Meeting held on October 23, 1997, the shareholders voted to elect Harold M. Stratton II and Robert Feitler as directors for a term to expire in 2000. The number of votes cast for and withheld in the election of Harold M. Stratton II were 5,296,656 and 39,339, respectively. The number of votes cast for and withheld in the election of Robert Feitler were 5,294,885 and 41,110, respectively. The shareholders also voted to approve an amendment to the STRATTEC SECURITY CORPORATION Stock Incentive Plan to, among other things, increase the aggregate number of shares of the Company's Common Stock that may be issued or transferred upon exercise, payment or vesting of stock options and other equity incentive awards granted under such plan from 788,817 to 1,200,000. The number of votes cast for, against and withheld in the approval of the amendment were 2,896,233, 2,013,243 and 27,400, respectively.

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

            3.1* Amended and Restated Articles of Incorporation of the Company 3.2* By-Laws of the Company
            4.1*  Rights Agreement dated as of February 6, 1995 between the
                  Company and Firstar Trust Company, as Rights Agent
            27    Financial Data Schedule

     (b) Reports on Form 8-K - None

* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STRATTEC SECURITY CORPORATION (Registrant)


Date: February 6, 1998             By  /S/ John G. Cahill
                                       ----------------------
                                   John G. Cahill
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Accounting  and Financial Officer)