Form 10-Q
period 1998-03-29
STRATTEC SECURITY CORP
filed 1998-05-08
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

                                       or

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

Common stock, par value $0.01 per share: 5,708,150 shares outstanding as of March 29, 1998.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                 March 29, 1998

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

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                                     Three Months Ended            Nine Months Ended
                                                     ------------------            -----------------
                                                   March 29,     March 30,      March 29,         March 30,
                                                     1998           1997           1998            1997
                                                  ---------      ----------     ----------       ---------
                                                          (unaudited)                  (unaudited)

Net sales                                         $  47,420      $  41,836       $ 140,010       $ 115,976

Cost of goods sold                                   36,797         32,800         110,757          92,159
                                                  ---------      ---------       ---------       ---------

    Gross profit                                     10,623          9,036          29,253          23,817

Engineering, selling and administrative
    expenses                                          4,672          4,412          14,060          12,930
                                                  ---------      ---------       ---------       ---------

    Income from operations                            5,951          4,624          15,193          10,887

Interest income                                          98              2             153               2
Interest expense                                          -            (30)            (19)           (167)
Other income, net                                        41             10              26              24
                                                  ---------      ---------       ---------       ---------

    Income before provision for income taxes          6,090          4,606          15,353          10,746

Provision for income taxes                            2,255          1,704           5,687           4,045
                                                  ---------      ---------       ---------       ---------

Net income                                        $   3,835      $   2,902       $   9,666       $   6,701
                                                  =========      =========       =========       =========


Earnings per share:
Basic                                             $    0.67      $    0.51       $    1.69       $    1.17
                                                  =========      =========       =========       =========
Diluted                                           $    0.65      $    0.50       $    1.65       $    1.16
                                                  =========      =========       =========       =========


 The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                       March 29,       June 29,
                                                                                         1998            1997
                                                                                      ----------      ----------
ASSETS                                                                               (unaudited)
Current Assets:
     Cash and cash equivalents                                                        $   4,494       $     404
     Receivables, net                                                                    31,423          29,687
       Inventories-
        Finished products                                                                 4,219           3,599
        Work in process                                                                  11,685          12,446
        Raw materials                                                                     1,145           1,671
        LIFO adjustment                                                                  (2,837)         (2,837)
                                                                                      ---------       ---------
            Total inventories                                                            14,212          14,879
     Customer tooling in progress                                                         8,658           6,615
     Other current assets                                                                 3,969           4,390
                                                                                      ---------       ---------
        Total current assets                                                             62,756          55,975

Deferred income taxes                                                                       186             186

Property, plant and equipment                                                            73,737          69,123
Less: accumulated depreciation                                                           33,768          29,615
                                                                                      ---------       ---------
     Net property, plant and equipment                                                   39,969          39,508
                                                                                      ---------       ---------

                                                                                      $ 102,911       $  95,669
                                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                 $  12,591       $  12,367
     Environmental                                                                        2,884           2,911
     Other accrued liabilities                                                            9,392           8,298
                                                                                      ---------       ---------
        Total current liabilities                                                        24,867          23,576

Borrowings under revolving credit facility                                                 --             5,037

Accrued pension and postretirement obligations                                           11,838          10,963

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 5,861,150 shares at March 29, 1998, and
          5,799,150 shares at June 29, 1997                                                  59              58
     Capital in excess of par value                                                      42,131          41,094
     Retained earnings                                                                   28,613          18,947
     Cumulative translation adjustments                                                  (1,863)         (1,863)
     Less: treasury stock, at cost (153,000 shares at March 29,
          1998 and 132,000 shares at June 29, 1997)                                      (2,734)         (2,143)
                                                                                      ---------       ---------
        Total shareholders' equity                                                       66,206          56,093
                                                                                      ---------       ---------

                                                                                      $ 102,911       $  95,669
                                                                                      =========       =========


       The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                                 Nine Months Ended
                                                                                            March 29,           March 30,
                                                                                              1998                1997
                                                                                         ---------------     --------------
                                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $  9,666               $  6,701
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                                         5,069                  4,039
        Change in operating assets and liabilities:
            Increase in receivables                                                         (1,758)                (2,795)
            Decrease in inventories                                                            667                    230
            (Increase) Decrease in other assets                                             (1,647)                 1,228
            Increase (Decrease) in accounts payable and
                accrued liabilities                                                          2,243                   (198)
            Other, net                                                                         212                     74
                                                                                          --------               --------
     Net cash provided by operating activities                                              14,452                  9,279

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                             (5,706)                (6,136)
                                                                                          --------               --------
     Net cash used in investing activities                                                  (5,706)                (6,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on borrowings under revolving
          credit facility                                                                   (5,037)                (1,295)
     Purchase of treasury stock                                                               (591)                (1,907)
     Exercise of stock options                                                               1,038                     49
                                                                                          --------               --------
     Net cash used in financing activities                                                  (4,590)                (3,153)

EFFECT OF FOREIGN CURRENCY FLUCTUATIONS
     ON CASH                                                                                   (66)                     2
                                                                                          --------               --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                        4,090                     (8)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                       404                    441
                                                                                          --------               --------
     End of period                                                                        $  4,494               $    433
                                                                                          ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                    $  5,273               $  2,612
     Interest paid                                                                              33                    182



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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of March 29, 1998, and the results of operations and cash flows for the periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the March 29, 1998 presentation.

(2)   ENVIRONMENTAL MATTERS

      In 1995, the Company recorded a provision of $3 million for estimated costs to remediate a site at the Company's Milwaukee facility that was contaminated by a solvent spill which occurred in 1985. The environmental reserve reflects this provision.

(3)   EARNINGS PER SHARE (EPS)

      In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The Company's previously reported EPS is consistent with basic EPS as calculated below under SFAS No. 128. A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                                         Nine Months Ended
                                                                         -----------------
                                                        March 29, 1998                      March 30, 1997
                                                        --------------                      --------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $9,666    5,706         $1.69      $6,701     5,731        $1.17
                                                                            =====                              =====
Stock Options                                                   148                                  65
                                                                ---                                  --
Diluted Earnings Per Share                          $9,666    5,854         $1.65      $6,701     5,796        $1.16
                                                              =====         =====                 =====        =====
                                                                        Three Months Ended
                                                                        ------------------
                                                        March 29, 1998                      March 30, 1997
                                                        --------------                      --------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $3,835    5,725         $0.67      $2,902     5,670        $0.51
                                                                            =====                              =====
Stock Options                                                   155                                  80
                                                                ---                                  --
Diluted Earnings Per Share                          $3,835    5,880         $0.65      $2,902     5,750        $0.50
                                                              =====         =====                 =====        =====

      Options to purchase 80,000 shares of common stock at $31.98 per share and 153,528 shares of common stock at prices ranging from $19.28 to $19.68 per share were outstanding as of March 29, 1998, and March 30, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

Analysis of Results of Operations

  Three months ended March 29, 1998 compared to the three months ended March 30, 1997

      Net sales increased 13 percent to $47.4 million for the three months ended March 29, 1998, from $41.8 million for the three months ended March 30, 1997. The sales increase is primarily due to increased sales to all three of the Company's largest customers in the current quarter compared to prior year levels, with General Motors Corporation increasing $2.2 million or 11 percent, Chrysler Corporation increasing $1.1 million or 19 percent and Ford Motor Company increasing $.5 million or 5 percent. This sales growth is due to higher value mechanical and electro-mechanical content. In addition, sales to Chrysler Corporation reflect their production ramp-up of newly introduced models.

      Gross profit as a percentage of net sales was 22.4 percent in the current quarter compared to 21.6 percent in the prior year quarter. Gross profit margins improved primarily due to decreased expedited freight costs in the current quarter as compared to the prior year quarter. The cost of zinc, the Company's primary raw material, during the current year quarter was comparable to the prior years cost at an average of approximately $.62 per pound but was lower than the cost during the first six months of the current year at an average of approximately $.74 per pound. Gross profit margins were negatively impacted as inflationary cost pressures in Mexico over the past two years have resulted in higher U.S. dollar costs. The rate of inflation in Mexico during the current quarter and during calendar years 1997 and 1996 was approximately 5, 16 and 28 percent, respectively. The U.S. dollar/Mexican peso exchange rate remained relatively stable during this period with moderate devaluation during the six months ended March 29, 1998. The exchange rate ranged from approximately 7.40 to
7.90 pesos to the dollar during the period January 1996 through September 1997 and from approximately 7.80 to 8.65 pesos to the dollar during the six months ended March 29, 1998.

      Engineering, selling and administrative expenses were $4.7 million in the current quarter, compared to $4.4 million in the prior year quarter.

      Income from operations was $6.0 million in the current quarter, compared to $4.6 million in the prior year quarter. Income from operations increased reflecting the increased sales volume and improved gross profit margins as previously discussed above.


  Nine months ended March 29, 1998 compared to the nine months ended March 30, 1997

      Net sales increased 21 percent to $140.0 million for the nine months ended March 29, 1998, from $116.0 million for the nine months ended March 30, 1997. The sales increase is primarily due to increased sales to all three of the Company's largest customers in the current year period compared to prior year levels, with General Motors Corporation increasing $16.7 million or 33 percent, Chrysler Corporation increasing $3.0 million or 19 percent and Ford Motor Company increasing $2.5 million or 8 percent. This sales growth is due to higher value mechanical and electro-mechanical content, strong production levels of vehicles the Company supplies, and sales to Chrysler Corporation reflecting their production ramp-up of newly introduced models. In addition, prior year sales to General Motors Corporation had been negatively affected by labor disruptions at their operations.

      Gross profit as a percentage of net sales was 20.9 percent in the nine months ended March 29, 1998, compared to 20.5 percent in the nine months ended March 30, 1997. Gross profit margins improved slightly compared to the prior year period as scrap and expedited freight costs decreased in the current year period as compared to the prior year period. The gross profit margin was negatively impacted by a $750,000 charge during the current year period as a result of cash payments to the Company's represented employees upon ratification of a new collective bargaining agreement. During the first six months of the current year period, the cost of zinc, the Company's primary raw material, remained significantly above prior year levels increasing to an average of approximately $.74 per pound in the six months ended December 28, 1997 from an average of approximately $.53 per pound in the six months ended December 29, 1996 resulting in a negative effect on gross profit margins. The market cost of zinc declined in the second quarter of fiscal 1998 after increasing dramatically over the previous 12 months. Gross profit margins were also negatively impacted as inflationary cost pressures in Mexico over the past two years have resulted in higher U.S. dollar costs. The rate of inflation in Mexico during the three months ended March 29, 1998 and during calendar years 1997 and 1996 was approximately 5, 16 and 28 percent, respectively. The U.S. dollar/Mexican peso exchange rate remained relatively stable during this period with moderate devaluation during the six months ended March 29, 1998. The exchange rate ranged from approximately 7.40 to 7.90 pesos to the dollar during the period January 1996 through September 1997 and from approximately 7.80 to 8.65 pesos to the dollar during the six months ended March 29, 1998.

      Engineering, selling and administrative expenses were $14.1 million for the nine months ended March 29, 1998, compared to $12.9 million for the nine months ended March 30, 1997. The increase is primarily due to increased engineering expenses in support of current and future vehicle programs.

      Income from operations was $15.2 million in the nine months ended March 29, 1998, compared to $10.9 million in the nine months ended March 30, 1997. Income from operations increased reflecting the increased sales volume and improved gross margin as previously discussed above.

      The effective income tax rate for the nine months ended March 29, 1998 was
37.0 percent compared to 37.6 percent for the nine months ended March 30, 1997. The current period rate is comparable to the effective rate for the entire 1997 fiscal year. The effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $14.4 million in the nine months ended March 29, 1998. In the nine months ended March 30, 1997, the Company generated $9.3 million in cash from operating activities. The increased generation of cash is primarily due to increased income and increases in accounts payable and accrued liabilities in support of increased production activities.

      The Company's investment in accounts receivable increased by approximately $1.7 million to $31.4 million at March 29, 1998, as compared to $29.7 million at June 29, 1997, primarily due to increased sales levels. Inventories of $14.2 million at March 29, 1998, are consistent with the June 29, 1997 levels.

      Capital expenditures during the nine months ended March 29, 1998 were $5.7 million compared to $6.1 million during the nine months ended March 30, 1997. The Company anticipates that capital expenditures will be approximately $8 million to $9 million in 1998, primarily in support of requirements for additional product programs.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 289,395 outstanding shares. A total of 153,000 shares have been repurchased as of March 29, 1998, at a cost of approximately $2.7 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2000. There are no outstanding borrowings under the Credit Facility at March 29, 1998. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

         (b) Reports on Form 8-K - None
---------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATTEC SECURITY CORPORATION (Registrant)

Date: May 8, 1998                  By  /S/ John G. Cahill
                                       ----------------------

                                   John G. Cahill
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Accounting and Financial Officer)