Form 10-K
period 1998-06-28
STRATTEC SECURITY CORP
filed 1998-09-09
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal year ended June 28, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File Number 0-25150

                          STRATTEC SECURITY CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                     39-1804239
          ---------                                     ----------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

                  3333 WEST GOOD HOPE ROAD, MILWAUKEE, WI 53209
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (414) 247-3333
                                 --------------
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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K.     [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of August 19, 1998 was approximately $165,646,000 (based upon the last reported sale price of the Common Stock at August 19, 1998 on the NASDAQ National Market). On August 19, 1998, there were outstanding 5,721,858 shares of $.01 par value Common Stock.

                       Documents Incorporated by Reference

                                                        Part of the Form 10-K
                                                       into which incorporated
         Document                                      -----------------------
         --------

Portions of the Annual Report to Shareholders
for the fiscal year ended June 28, 1998.                      I, II, IV

Portions of the Proxy Statement dated September 9, 1998,
for the Annual Meeting of Shareholders to be held on
October 22, 1998.                                                III

                                     PART I

ITEM 1.  BUSINESS

         The information set forth under "Company Description" which appears on pages 4 through 8 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under "Export Sales" included on page 22 of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

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

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         The Company believes that the success of its business will not only result from the technical competence, creativity and marketing abilities of its employees but also from the protection of its intellectual property through patents, trademarks and copyrights. As part of its ongoing research, development and manufacturing activities, the Company has a policy of seeking patents on new products, processes and improvements when appropriate. The Company owns 25 issued United States patents, with expirations occurring between 1999 and 2016.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

         A very significant portion of the Company's annual sales are to General Motors Corporation, Ford Motor Company and Chrysler Corporation. In fiscal years 1998, 1997 and 1996, these three customers accounted for 85%, 85% and 82% respectively, of the Company's total net sales. The Company began production volume shipments of locksets to the Ford Motor Company during fiscal year 1996. Further information regarding sales to the Company's largest customers is set forth under "Sales to Largest Customers" included on page 22 of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

         The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers' ability to produce and sell vehicles which utilize the Company's products. The Company has enjoyed relationships with General Motors Corporation, Chrysler Corporation and Ford Motor Company in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company's financial performance.

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

         The typical process used by the "Big Three" automotive manufacturers in selecting a lock supplier is to offer the business opportunity to the Company and various of the Company's competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, the price is fixed for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year and releases, quantity commitments, are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a "Just-in-Time" supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.

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

RESEARCH AND DEVELOPMENT

         The Company engages in research and development activities pertinent to the automotive security industry. A major area of focus for research is the expanding role of electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 1998, 1997, and 1996, the Company spent $2,979,000, $2,713,000, and
$2,772,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

CUSTOMER TOOLING

         An important aspect of the Company's production processes is customer program specific assembly lines and production tooling. In general, capital equipment acquired by the Company for customer product programs is recognized as a long-term asset and depreciated. Tooling for these same programs, obtained primarily from third party tool suppliers, is accumulated as a current asset on the Company's balance sheet and rebilled to the customer upon formal product approval from the customer. For certain products, the Company retains ownership of both the equipment and tooling. Recovery of these costs occurs over the life of the program through the piece price. See Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

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

EMPLOYEES

         At June 28, 1998, the Company had approximately 2,680 full-time employees, of which approximately 515 or 19 percent, were represented by a labor union.

ITEM 2.  PROPERTIES

         The Company has two manufacturing plants, one warehouse, two distribution centers, and a sales office. These facilities are described as follows:



          LOCATION                                        TYPE                            SQ. FT.    OWNED OR LEASED
          --------                                        ----                            -------    ---------------
Milwaukee, Wisconsin              Headquarters and General Offices; Component
                                  Manufacturing and Assembly..........................    352,000         Owned
Juarez, Chihuahua Mexico          Subsidiary Offices and Assembly.....................     97,000         Owned
Somerset, New Jersey              Service Parts Distribution..........................      6,500         Leased*
Carpenteria, California           Service Parts Distribution..........................      4,000         Leased*
El Paso, Texas                    Finished Goods Warehouse............................     12,500         Leased**
Troy, Michigan                    Sales Office for Detroit Area.......................      3,000         Leased**

-------------
 *  Leased floor space within a warehouse facility.

**  Leased unit within a complex.

The Company believes that both of its production facilities are adequate for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 1998.

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


NAME, AGE AND POSITION         BUSINESS EXPERIENCE
---------------------          -------------------
Harold M. Stratton II, 50      President and Chief Executive
                               Officer of the Corporation since 1994. Vice
                               President of Briggs & Stratton Corporation and
                               General Manager of the Technologies Division of
                               Briggs & Stratton Corporation from 1989 to 1995.

John G. Cahill, 41             Executive Vice President, Chief Financial
                               Officer, Treasurer and Secretary of the
                               Corporation since 1994. Vice President, Chief
                               Financial Officer, Secretary and Treasurer,
                               Johnson Worldwide Associates, Inc. (manufacturer and marketer of recreational and marking systems products) 1992 to 1994 and Corporate Controller from 1989 to 1992.

Michael R. Elliott, 42         Vice  President - Sales and Marketing of the
                               Company since 1994. Vice President - Marketing and Sales of the Technologies Division since
                               1993. Vice President - Corporate Development of
                               Iverness Casting Group (a producer of castings and injection molded products) from 1991 to 1992.
                               Vice President - Sales and Marketing of Iverness
                               Casting Group from 1990 to 1991. Sales, Marketing and Planning Manager of the AC Rochester Division of General Motors Corporation (an automotive manufacturer) from 1988 to 1990.

Gerald L. Peebles, 55          Vice  President  and General  Manager of
                               STRATTEC de Mexico - since 1997. Vice President -
                               Operations of the Company 1995 - 1997. Vice
                               President - Operations of the Technologies
                               Division since 1994. Operations Manager - Juarez
                               Plant of the Technologies Division from 1990 to 1994. Plant Manager - Juarez Plant of the
                               Technologies Division from 1988 to 1990.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information set forth in the "Quarterly Financial Data" section appearing on page 24 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

         The Company does not intend to pay cash dividends on the Company Common Stock in the foreseeable future; rather, it is currently anticipated that Company earnings will be retained for use in its business. The future payment of dividends will depend on business decisions that will be made by the Board of Directors from time to time based on the results of operations and financial condition of the Company and such other business considerations as the Board of Directors considers relevant. The Company's revolving credit agreement contains restrictions on the payment of dividends. See Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under "Five Year Financial Summary" which appears on page 24 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth under "Management's Discussion and Analysis" which appears on pages 10 through 12 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company did not hold any market risk sensitive instruments during the period covered by this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, together with the report thereon of Arthur Andersen LLP dated July 30, 1998, which appear on pages 13 through 23 of the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

         The Quarterly Financial Data (unaudited) which appears on page 24 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on pages 2, 3 and 5 of the Company's Proxy Statement, dated September 9, 1998, under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information on pages 7 through 14 of the Company's Proxy Statement, dated September 9, 1998, under "Executive Compensation" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 3 through 5 of the Company's Proxy Statement, dated September 9, 1998, under "Security Ownership" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on pages 7 through 14 of the Company's Proxy Statement, dated September 9, 1998, under "Executive Compensation" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents Filed as part of this Report

               (1) Financial Statements - The following financial statements of the Company, included on pages 13 through 23 of the Company's 1998 Annual Report to Shareholders, are incorporated by reference in Item 8.

                   Report of Independent Public Accountants

                   Balance Sheets - as of June 28, 1998 and June 29, 1997

                   Statements of Income - years ended June 28, 1998, June 29, 1997 and June 30, 1996

                   Statements of Changes in Equity - years ended June 28, 1998, June 29, 1997 and June 30, 1996

                   Statements of Cash Flows - years ended June 28, 1998, June 29, 1997 and June 30, 1996

                   Notes to Financial Statements

                   (2)      Financial Statement Schedules
                                                                 Page in this
                                                               Form 10-K Report
                                                               ----------------

                   Report of Independent Public Accountants            8
                   Schedule II - Valuation and Qualifying Accounts     9

                   All other schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

               (3) Exhibits. See "Exhibit Index" beginning on page 11.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the STRATTEC SECURITY CORPORATION Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated July 30, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
July 30, 1998.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                              Balance,         Provision          Payments        Balance,
                                              Beginning       Charged to         and Accounts     End of
                                               of Year       Profit & Loss       Written Off       Year
                                               -------       -------------       -----------       ----
Year ended June 28, 1998
Allowance for doubtful accounts                 $250               $0                $0            $250
                                                ====               ==                ==            ====



Year ended June 29, 1997
Allowance for doubtful accounts                 $250               $0                $0            $250
                                                ====               ==                ==            ====



Year ended June 30, 1996
Allowance for doubtful accounts                 $250               $0                $0            $250
                                                ====               ==                ==            ====


                                   SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          STRATTEC SECURITY CORPORATION

                                          By:   /s/ Harold M. Stratton II
                                             ----------------------------

                                          Harold M. Stratton II, President and
                                          Chief Executive Officer

Date:  August 25, 1998

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



      Signature                                       Title                              Date
      ---------                                       -----                              ----
/s/ Harold M. Stratton II                 President, Chief Executive Officer     August 25, 1998
-------------------------------                    and Director
      Harold M. Stratton II


/s/ John G. Cahill                        Executive Vice President,              August 25, 1998
-------------------------------           Chief Financial Officer,
      John G. Cahill                      Treasurer, Secretary & Director


/s/ Frank J. Krejci                                  Director                    August 25, 1998
-------------------------------
      Frank J. Krejci


/s/ Michael J. Koss                                  Director                    August 25, 1998
-------------------------------
      Michael J. Koss


/s/ Robert Feitler                                   Director                    August 25, 1998
-------------------------------
      Robert Feitler


                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

                                                                                                   Page Number in
                                                                                                Sequential Numbering
                                                                                                of all Form 10-K and
Exhibit                                                                                            Exhibit Pages
-------                                                                                            -------------
3.1 (2)    Amended and Restated Articles of Incorporation of the Company                                  *

3.2 (2)    By-laws of the Company                                                                         *

4.1 (2)    Rights Agreement between the Company and Firstar Trust Company, as Rights Agent                *

4.2 (3)    Revolving Credit Agreement dated as of February 27, 1995 by and between the Company            *
           and M&I Bank, together with Revolving Credit Note

10.1 (5)   STRATTEC SECURITY CORPORATION Stock Incentive Plan                                             *

10.2 (4)   Employment Agreements between the Company and the identified executive officers                *

10.3 (1)   Change In Control Agreement between the Company and the identified executive officers          *

10.4 (1)   Contribution Agreement, Plan and Agreement of Reorganization and                               *
           Distribution between The  Briggs & Stratton Corporation ("Briggs") and the
           Company, dated as of February 27, 1995 (the "Contribution Agreement")

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

10.7 (1)   Transitional Trademark Use and License Agreement between Briggs and the Company,               *
           dated as of February 27, 1995

10.8 (1)   Insurance Matters Agreement between Briggs and the Company, dated as of                        *
           February 27, 1995

10.9 (1)   Employee Benefits and Compensation Agreement between Briggs and the Company, dated             *
           as of February 27, 1995

10.10 (1)  Tax Sharing and Indemnification Agreement between Briggs and the                               *
           Company, dated as of  February 27, 1995

10.11 (1)  Interim Administrative Services Agreement between Briggs and the                               *
           Company, dated as of February 27, 1995

10.12 (1)  Confidentially and Nondisclosure Agreement between Briggs and the
           Company, dated as of February 27, 1995                                                         *

10.13 (1)  Assignments  of  Patents  dated as of February 27, 1995                                        *

10.14 (1)  Supply Agreement between Briggs and the Company, dated as of
           February 27, 1995                                                                              *

10.15 (4)  STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive                          *
           Officers and Senior Managers

13.1       Annual Report to Shareholders for the year ended June 28, 1998                                13



                                                                                                  Page Number in
                                                                                              Sequential Numbering
                                                                                              of all Form 10-K and
Exhibit                                                                                            Exhibit Pages
-------                                                                                            -------------
21 (1)   Subsidiaries of the Company                                                                    *

23       Consent of Independent Public Accountants dated September 9, 1998                              34

27       Financial Data Schedule                                                                        35

-----------------------

(1) Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.
(2) Incorporated by reference from Amendment No. 2 to the Form
    10 filed on February 6, 1995.
(3) Incorporated by reference form the April 2, 1995 Form 10-Q filed on May 17, 1995.
(4) Incorporated by reference from the
    July 2, 1995 Form 10-K filed on September 14, 1995.
(5) Incorporated by reference from the Proxy Statement for the 1997 Annual Meeting of Shareholders filed on September 10, 1997.