Form 10-Q
period 1998-09-27
STRATTEC SECURITY CORP
filed 1998-11-10
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X__      NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 5,609,653 shares outstanding as of September 27, 1998.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                               September 27, 1998

                                      INDEX


                                                                          Page
Part I -  FINANCIAL INFORMATION

Item 1  Consolidated Statements of Income                                   3
        Consolidated Balance Sheets                                         4
        Consolidated Statements of Cash Flows                               5
        Notes to Consolidated Financial Statements                          6
Item 2  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                           7-9
Item 3  Quantitative and Qualitative Disclosures About Market Risk          9


Part II - OTHER INFORMATION

Item 1  Legal Proceedings                                                  10
Item 2  Changes in Securities and Use of Proceeds                          10
Item 3  Defaults Upon Senior Securities                                    10
Item 4  Submission of Matters to a Vote of Security Holders                10
Item 5  Other Information                                                  10
Item 6  Exhibits and Reports on Form 8-K                                   10

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                               Three Months Ended
                                                               ------------------
                                                           September 27,  September 28,
                                                              1998           1997
                                                           ------------  ------------
                                                                   (unaudited)

Net sales                                                      $ 40,362      $ 42,868

Cost of goods sold                                               31,527        34,380
                                                           ------------   -----------

    Gross profit                                                  8,835         8,488


Engineering, selling and administrative
    expenses                                                      4,686         4,647
                                                            -----------   -----------

    Income from operations                                        4,149         3,841

Interest income                                                     244             9
Interest expense                                                      -            12
Other income (expense), net                                          72           (28)
                                                           ------------   -----------

    Income before provision for income taxes                      4,465         3,810

Provision for income taxes                                        1,652         1,412
                                                           ------------   -----------

Net income                                                     $  2,813      $  2,398
                                                           ============   ===========


Earnings per share:
Basic                                                          $    .49     $     .42
                                                           ============   ===========
Diluted                                                        $    .48     $     .41
                                                           ============   ===========


        The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                                        September 27,      June 28,
                                                                            1998             1998
                                                                         ------------     -----------
ASSETS                                                                   (unaudited)
Current Assets:
    Cash and cash equivalents                                              $  10,629       $ 14,754
    Receivables, net                                                          29,113         25,301
    Inventories-
       Finished products                                                       3,780          5,114
       Work in process                                                        12,774         11,204
       Raw materials                                                           1,159          1,179
       LIFO adjustment                                                        (2,705)        (2,535)
                                                                         ------------     -----------
          Total inventories                                                   15,008         14,962
    Customer tooling in progress                                               9,323          8,692
    Other current assets                                                       4,304          4,349
                                                                         ------------     -----------
       Total current assets                                                   68,377         68,058

Property, plant and equipment                                                 76,130         75,197
Less: accumulated depreciation                                                36,924         35,257
                                                                         ------------     -----------
    Net property, plant and equipment                                         39,206         39,940
                                                                         ------------     -----------
                                                                           $ 107,583       $107,998
                                                                         ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                       $  13,313       $ 12,457
    Environmental                                                              2,847          2,873
    Other accrued liabilities                                                  8,480          9,775
                                                                         ------------     -----------
       Total current liabilities                                              24,640         25,105

Deferred Income Taxes                                                            357            357
Accrued pension and postretirement obligations                                12,527         12,138

Shareholders' equity:
    Common stock, authorized 12,000,000 shares $.01 par value, issued 5,879,650 shares at September 27, 1998, and
         5,877,150 shares at June 28, 1998                                        59             59
    Capital in excess of par value                                            42,554         42,489
    Retained earnings                                                         35,249         32,436
    Cumulative translation adjustments                                        (1,863)        (1,863)
    Less: treasury stock, at cost (269,997 shares at September 27,
          1998 and 152,307 shares at June 28, 1998)                           (5,940)        (2,723)
                                                                         -----------     -----------
       Total shareholders' equity                                             70,059         70,398
                                                                         ------------     -----------
                                                                            $107,583       $107,998
                                                                         ============     ===========

     The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                             Three Months Ended
                                                                             ------------------
                                                                         September 27,  September 28,
                                                                             1998            1997
                                                                         ------------     -----------
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $    2,813         $ 2,398

    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation                                                            1,728           1,741
       Change in operating assets and liabilities:
          Increase in receivables                                             (3,866)         (1,782)
          (Increase) decrease in inventories                                     (46)          1,023
          Increase in other assets                                              (638)           (711)
          Increase in accounts payable and
             accrued liabilities                                                  63           1,067
          Other, net                                                             (27)             52
                                                                          ----------         -------
    Net cash provided by operating activities                                     27           3,788

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                (1,000)         (1,920)
                                                                          ----------         -------
    Net cash used in investing activities                                     (1,000)         (1,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on borrowings under revolving
         credit facility                                                           -          (2,662)
    Purchase of treasury stock                                                (3,230)              -
    Exercise of stock options                                                     78             568
                                                                          ----------         -------
    Net cash used in financing activities                                     (3,152)         (2,094)
                                                                          ----------         -------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                         (4,125)           (226)

CASH AND CASH EQUIVALENTS
    Beginning of period                                                       14,754             404
                                                                          ----------         -------
    End of period                                                         $   10,629         $   178
                                                                          ==========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                                     $      195         $   350
    Interest paid                                                                  -              20

       The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF FINANCIAL STATEMENTS

     STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufacturers and markets mechanical locks, electro-mechanical locks and related security products for major automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, its wholly owned Mexican subsidiary, and its foreign sales corporation.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of September 27, 1998, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

     Certain amounts previously reported have been reclassified to conform to the September 27, 1998 presentation.

EARNINGS PER SHARE (EPS)

     A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):


                                                         Three Months Ended
                                                         ------------------
                                               September 27, 1998         September 28, 1997
                                               ------------------         ------------------
                                           Net             Per-Share   Net             Per-Share
                                         Income   Shares    Amount   Income   Shares    Amount
                                         ------   ------    ------   ------   ------    ------
Basic Earnings Per Share                 $2,813   5,701      $0.49    $2,398   5,675      $0.42
                                                             =====                        =====
Stock Options                                       159                          135
                                                  -----                        -----
Diluted Earnings Per Share               $2,813   5,860      $0.48    $2,398   5,810      $0.41
                                                  =====      =====             =====      =====


        Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares:
                                                                   Exercise
                                              Shares                 Price
                                              ------                 -----
      September 27, 1998                      80,000                $31.98
                                               5,000                $31.63
                                              80,070                $37.88

      September 28, 1997                       5,000                $23.63
                                              80,000                $31.98
                                               5,000                $23.25

Item 2
                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     The following Management's Discussion and Analysis should be read in conjunction with the Company's accompanying Financial Statements and Notes thereto and the Company's 1998 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.


Analysis of Results of Operations

 Three months ended September 27, 1998 compared to the three months ended September 28, 1997

     Net sales for the three months ended September 27, 1998 were $40.4 million, a decrease of 6 percent compared to net sales of $42.9 million for the three months ended September 28, 1997. Sales to Chrysler Corporation increased $1.4 million or 30 percent in the current quarter compared to the prior year quarter. The increase was primarily due to Chrysler's increased vehicle production schedules and higher value mechanical and electrical content in the locksets which the Company supplies. Labor disruptions early in the quarter at General Motors Corporation reduced sales to this customer by approximately $4.4 million or 22 percent compared to the prior year quarter. Sales to Ford Motor Company were comparable to the prior quarter levels. During the current quarter the Company began production volume shipments to Mitsubishi Motor Manufacturing of America in support of the launch of the 1999 Gallant. This is the Company's initial program with Mitsubishi.

     Gross profit as a percentage of net sales was 21.9 percent in the current quarter compared to 19.8 percent in the prior year quarter. Gross profit margins improved primarily due to the cost of zinc, which the Company uses at a rate of approximately 1 million pounds per month, being substantially lower than the prior year quarter levels. The average price per pound was approximately $.61 in the current quarter compared to approximately $.79 in the prior year quarter. The cost of zinc declined in the second quarter of fiscal 1998 after increasing dramatically over the previous 12 months. Also contributing to the improved gross profit margins is the devaluation of the Mexican peso which resulted in lower U.S. dollar costs for the Mexican assembly operations. The rate of inflation in Mexico during the 12 months ended September, 1998 was approximately 14 percent. However, the average U.S. dollar/Mexican peso exchange rate increased to approximately 9.50 in the current quarter from approximately 7.85 in the prior year quarter. The rate of inflation in Mexico during calendar 1997 and 1996 was approximately 16 and 28 percent, respectively while the U.S. dollar/Mexican peso exchange rate remained relative stable during this period ranging from approximately 7.40 to 8.40.

     Engineering, selling and administrative expenses were $4.7 million in the current quarter which is consistent with the prior year quarter.

     Income from operations was $4.2 million in the current quarter, compared to $3.9 million in the prior year quarter. Income from operations increased reflecting the improved gross profit margins as previously discussed above.

Liquidity and Capital Resources

     The Company generated cash from operating activities of $27,000 in the three months ended September 27, 1998. In the three months ended September 28, 1997, the Company generated $3.8 million in cash from operating activities. The decreased generation of cash is primarily due to the reduction in sales to General Motors during the period June 1998 through August 1998 as a result of previously discussed labor disruptions at this customer.

     The Company's investment in accounts receivable increased by approximately $3.8 million to $29.1 million at September 27, 1998, as compared to $25.3 million at June 28, 1998, primarily due to decreased sales to General Motors during June 1998. Inventories of $15.0 million at September 27, 1998, are consistent with the June 28, 1998 levels.

     Capital expenditures during the three months ended September 27, 1998 were $1.0 million compared to $1.9 million during the three months ended September 28, 1997. The Company anticipates that capital expenditures will be approximately $9 million in 1999, primarily in support of requirements for new product programs.

     In October 1996, the Board of Directors of the Company authorized a stock repurchase program to buy back up to 289,395 outstanding shares. A total of 271,500 shares have been repurchased as of September 27, 1998, at a cost of approximately $6.0 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities. In October 1998, the Board of Directors of the Company authorized the repurchase of an additional 300,000 outstanding shares.

     The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2000. There are no outstanding borrowings under the Credit Facility at September 27, 1998. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

     The Company has not been significantly impacted by inflationary pressures over the last several years, except for zinc and Mexican assembly operations as noted elsewhere in the Management's Discussion and Analysis.

Other

     The Company has developed a plan to address company-wide Year 2000 readiness. The plan addresses operating systems, manufacturing operations, customers and suppliers. The Company has made significant progress toward completion of this plan and anticipates being Year 2000 compliant during fiscal 1999. The Company is participating in a program coordinated by the Automotive Industries Action Group ("AIAG"), a group sponsored by General Motors Corporation, Chrysler Corporation and the Ford Motor Company. Based upon the guidelines of a Year 2000 Readiness Self-Assessment developed by the AIAG, the Company is classified as a low risk supplier in relation to Year 2000 compliance.

     The Company implemented a new business information system in February 1997. Significant modifications to the software to be compliant with the requirements to process transactions in the Year 2000 are not required. Therefore, the Company does not expect that its cost to become Year 2000 compliant will be material to its financial condition or results of operations.

Mexican Operations

     The Company has assembly operations in Juarez, Mexico. Since December 30, 1996, the functional currency of the Mexican operation has been the U.S. dollar, as Mexico is currently considered to be a highly inflationary economy in accordance with Statement of Financial Accounting Standard (SFAS) No. 52, "Foreign Currency Translation." The effect of currency fluctuations in the remeasurement process is included in the determination of income. The effect of currency fluctuations included in the determination of income is not material. Prior to December 30, 1996, the functional currency of the Mexican operation was the Mexican Peso. The effects of currency fluctuations resulted in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with SFAS No. 52.

Forward Looking Statements

     A number of the matters and subject areas discussed in this Form 10-Q that are not historical or current facts deal with potential future circumstances and developments. These include expected future financial results, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in the Company's Management Discussion and Analysis of Results of Operations and Financial Condition. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

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


Item 3  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which would expose the Company to significant market risk. The Company has not had outstanding borrowings since December 1997. The Company has been in an investment position since this time and expects to remain in an investment position for the foreseeable future. There is therefore no significant exposure to market risk for changes in interest rates. The Company is subject to foreign currency exchange rate exposure related to the Mexican assembly operations as discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

        (b) Reports on Form 8-K - None

-------------------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATTEC SECURITY CORPORATION (Registrant)

Date: November 10, 1998            By  /S/ John G. Cahill
                                       -------------------------

                                   John G. Cahill
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Accounting  and Financial Officer)