Form 10-Q
period 1998-12-27
STRATTEC SECURITY CORP
filed 1999-02-05
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

                         Commission File Number 0-25150


                          STRATTEC SECURITY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

        WISCONSIN                                         39-1804239
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                  3333 WEST GOOD HOPE ROAD, MILWAUKEE, WI 53209
                    (Address of Principal Executive Offices)

                                 (414) 247-3333
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 5,626,092 shares outstanding as of December 27, 1998.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                December 27, 1998

                                      INDEX


                                                                       Page
Part I -  FINANCIAL INFORMATION

Item 1   Consolidated Statements of Income                                   3
         Consolidated Balance Sheets                                         4
         Consolidated Statements of Cash Flows                               5
         Notes to Consolidated Financial Statements                          6
Item 2   Management's Discussion and Analysis of Results
            of Operations and Financial Condition                          7-10
Item 3   Quantitative and Qualitative Disclosures About Market Risk         10


Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   11
Item 2   Changes in Securities and Use of Proceeds                           11
Item 3   Defaults Upon Senior Securities                                     11
Item 4   Submission of Matters to a Vote of Security Holders                 11
Item 5   Other Information                                                   11
Item 6   Exhibits and Reports on Form 8-K                                    11

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)




                                                              Three Months Ended              Six Months Ended
                                                              ------------------              ----------------
                                                        December 27,   December 28,    December 27,       December 28,
                                                          1998              1997              1998             1997
                                                     ----------------  ---------------   ---------------  ---------------
                                                                (unaudited)                       (unaudited)

Net sales                                               $ 54,529          $ 49,722          $ 94,891         $ 92,590

Cost of goods sold                                        42,156            39,580            73,683           73,960
                                                        --------          --------          --------         --------

    Gross profit                                          12,373            10,142            21,208           18,630

Engineering, selling and administrative
    expenses                                               5,030             4,741             9,716            9,388
                                                        --------          --------          --------         --------

    Income from operations                                 7,343             5,401            11,492            9,242

Interest income                                              232                46               476               55
Interest expense                                              --                (7)               --              (19)
Other income (expense), net                                  (55)               13                17              (15)
                                                        --------          --------          --------         --------

    Income before provision for income taxes               7,520             5,453            11,985            9,263

Provision for income taxes                                 2,858             2,020             4,510            3,432
                                                        --------          --------          --------         --------

Net income                                              $  4,662          $  3,433          $  7,475         $  5,831
                                                        ========          ========          ========         ========


Earnings per share:
Basic                                                   $   0.83          $   0.60          $   1.32         $   1.02
                                                        ========          ========          ========         ========
Diluted                                                 $   0.81          $   0.59          $   1.29         $   1.00
                                                        ========          ========          ========         ========



  The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)





                                                                               December 27,          June 28,
                                                                                   1998               1998
                                                                              ---------------     --------------
ASSETS                                                                          (unaudited)
Current Assets:
     Cash and cash equivalents                                                    $  17,537          $  14,754
     Receivables, net                                                                29,850             25,301
       Inventories-
        Finished products                                                             3,727              5,114
        Work in process                                                              13,618             11,204
        Raw materials                                                                 1,066              1,179
        LIFO adjustment                                                              (2,700)            (2,535)
                                                                                  ---------          ---------
            Total inventories                                                        15,711             14,962
     Customer tooling in progress                                                     8,955              8,692
     Other current assets                                                             4,513              4,349
                                                                                  ---------          ---------
        Total current assets                                                         76,566             68,058

Property, plant and equipment                                                        78,467             75,197
Less: accumulated depreciation                                                       38,291             35,257
                                                                                  ---------          ---------
     Net property, plant and equipment                                               40,176             39,940
                                                                                  ---------          ---------

                                                                                  $ 116,742          $ 107,998
                                                                                  =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                             $  15,688          $  12,457
     Environmental                                                                    2,834              2,873
     Other accrued liabilities                                                        9,848              9,775
                                                                                  ---------          ---------
        Total current liabilities                                                    28,370             25,105

Deferred Income Taxes                                                                   357                357
Accrued pension and postretirement obligations                                       12,934             12,138


Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 5,895,178  shares at December 27, 1998, and
          5,877,150 shares at June 28, 1998                                              59                 59
     Capital in excess of par value                                                  42,899             42,489
     Retained earnings                                                               39,911             32,436

     Cumulative translation adjustments                                              (1,863)            (1,863)
     Less: treasury stock, at cost (269,086 shares at December 27,
                     1998 and 152,307 shares at June 28, 1998)                       (5,925)            (2,723)
                                                                                  ---------          ---------
        Total shareholders' equity                                                   75,081             70,398
                                                                                  ---------          ---------

                                                                                  $ 116,742          $ 107,998
                                                                                  =========          =========


The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)





                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                  December 27,     December 28,
                                                                                     1998               1997
                                                                                ---------------     --------------
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $  7,475               $  5,831
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                                 3,481                  3,267
        Change in operating assets and liabilities:
            Increase in receivables                                                 (4,590)                  (444)
            Increase in inventories                                                   (749)                  (570)
            Increase in other assets                                                  (475)                  (695)
            Increase in accounts payable and
                accrued liabilities                                                  4,166                  1,931
            Other, net                                                                  68                     30
                                                                                  --------               --------
     Net cash provided by operating activities                                       9,376                  9,350

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                     (3,801)                (4,025)
                                                                                  --------               --------
     Net cash used in investing activities                                          (3,801)                (4,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on borrowings under revolving
          credit facility                                                               --                 (4,037)
     Purchase of treasury stock                                                     (3,230)                    --
     Exercise of stock options                                                         438                  1,038
                                                                                  --------               --------
     Net cash used in financing activities                                          (2,792)                (2,999)
                                                                                  --------               --------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                2,783                  2,326

CASH AND CASH EQUIVALENTS
     Beginning of period                                                            14,754                    404
                                                                                  --------               --------
     End of period                                                                $ 17,537               $  2,730
                                                                                  ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                            $  3,421               $  3,447
     Interest paid                                                                      --                     33


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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of December 27, 1998, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the December 27, 1998 presentation.

EARNINGS PER SHARE (EPS)

      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):



                                                                         Six Months Ended
                                                                         ----------------
                                                        December 27, 1998                  December 28, 1997
                                                        -----------------                  -----------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $7,475    5,657         $1.32      $5,831     5,696        $1.02
                                                                            =====                              =====
Stock Options                                                   153                                 145
                                                                ---                                 ---
Diluted Earnings Per Share                          $7,475    5,810         $1.29      $5,831     5,841        $1.00
                                                              =====         =====                 =====        =====



                                                                        Three Months Ended
                                                                        ------------------
                                                        December 27, 1998                  December 28, 1997
                                                        -----------------                  -----------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $4,662    5,613         $0.83      $3,433     5,716        $0.60
                                                                            =====                              =====
Stock Options                                                   146                                 157
                                                                ---                                 ---
Diluted Earnings Per Share                          $4,662    5,759         $0.81      $3,433     5,873        $0.59
                                                              =====         =====                 =====        =====


     Options to purchase 185,070 shares of common stock at prices ranging from $27.63 to $37.88 per share and 80,000 shares of common stock at $31.98 per share were outstanding as of December 27, 1998, and December 28, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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


Analysis of Results of Operations

Three months ended December 27, 1998 compared to the three months ended December 28, 1997

      Net sales for the three months ended December 27, 1998 were $54.5 million, an increase of 10 percent compared to net sales of $49.7 million for the three months ended December 28, 1997. Several daily and weekly shipping records were set and then exceeded during the current quarter. The strong shipments were primarily the result of continued robust vehicle build schedules at customers' plants, higher value content on locksets the Company supplies and General Motors Corporation's actions to replenish vehicle inventory balances following its labor disruptions during the past summer and early fall. Sales to General Motors Corporation were $25.9 million, an increase of 4 percent over very strong sales levels in the prior year quarter. Sales to the Ford Motor Company increased 16 percent to $14.0 million, and sales to DaimlerChrysler Corporation increased 11% to $7.5 million due to both increased unit production at these two customers and a more favorable product mix.

      Gross profit as a percentage of net sales was 22.7 percent in the current quarter compared to 20.4 percent in the prior year quarter. The prior year quarter included a charge of $750,000 related to cash payments to the Company's represented employees upon ratification of a new collective bargaining agreement. The charge reduced the prior year quarter gross profit margin by 1.5 percentage points. Additional improvement in the gross profit margin resulted from the cost of zinc, which the Company uses at a rate of approximately 1 million pounds per month, being substantially lower than the prior year quarter levels. The average price per pound was approximately $.50 in the current quarter compared to approximately $.69 in the prior year quarter.

      Engineering, selling and administrative expenses were $5.0 million in the current quarter compared to $4.7 million in the prior year quarter. The increase was primarily related to the addition of associates to support current and future programs, and the recruiting costs to bring these associates on board.

      Income from operations was $7.3 million in the current quarter, compared to $5.4 million in the prior year quarter. Income from operations increased reflecting the increased sales volume and improved gross profit margin as previously discussed above.

      The effective income tax rate for the three months ended December 27, 1998 was 38.0 percent compared to 37.0 percent for the three months ended December 28, 1997. The increase is due to an increase in the federal statutory tax rate resulting from higher net income levels as well as an increase in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 27, 1998 compared to the six months ended December 28, 1997

      Net sales for the six months ended December 27, 1998 were $94.9 million, an increase of 2 percent compared to net sales of $92.6 million for the six months ended December 28, 1997. Sales to DaimlerChrysler Corporation increased $2.2 million or 19 percent, and sales to the Ford Motor Company increased $1.9 million or 8 percent due to increased unit production at these two customers and a more favorable product mix. Sales to General Motors Corporation decreased $3.3 million or 7 percent due to labor disruptions at this customer in the first quarter of the current fiscal year. The Company began production volume shipments to Mitsubishi Motor Manufacturing of America early in the current fiscal year in support of the launch of the 1999 Gallant. This is the Company's initial program with Mitsubishi.

      Gross profit as a percentage of net sales was 22.3 percent in the six months ended December 27, 1998 compared to 20.1 percent in the prior year period. The prior year period included a charge of $750,000 related to cash payments to the Company's represented employees upon ratification of a new collective bargaining agreement. Additional improvement in the gross profit margin resulted from the cost of zinc, which the Company uses at a rate of approximately 1 million pounds per month, being substantially lower than the prior year period levels. The average price per pound was approximately $.54 in the six months ended December 27, 1998 compared to approximately $.74 in the six months ended December 28, 1997. Also contributing to the improved gross profit margin was the devaluation of the Mexican peso during the first quarter of the current fiscal period which resulted in lower U.S. dollar costs for the Mexican assembly operations. The rate of inflation in Mexico during the 12 months ended September, 1998 was approximately 14 percent. However, the average U.S. dollar/Mexican peso exchange rate increased to approximately 9.50 in the first quarter of the current fiscal year from approximately 7.85 in the first quarter of the prior year.

      Engineering, selling and administrative expenses were $9.7 million in the current year period compared to $9.4 million in the prior year period. The increase was primarily related to the addition of associates to support current and future programs, and the recruiting costs to bring these associates on board.

      Income from operations was $11.5 million in the six months ended December 27, 1998, compared to $9.2 million in the six months ended December 28, 1997. Income from operations increased reflecting the increased sales volume and improved gross profit margin as previously discussed above.

         The effective income tax rate for the six months ended December 27, 1998 was 37.6 percent compared to 37.0 percent for the six months ended December 28, 1997. The increase is due to an increase in the federal statutory tax rate resulting from higher net income levels as well as an increase in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.


Liquidity and Capital Resources

      The Company generated cash from operating activities of $9.4 million in the six months ended December 27, 1998 which is consistent with cash generated from operating activities in the prior year period.

      The Company's investment in accounts receivable increased by approximately $4.6 million to $29.9 million at December 27, 1998, as compared to $25.3 million at June 28, 1998, due to higher sales levels in the current quarter as compared to the fourth quarter of fiscal 1998 during which sales were negatively impacted by labor disruptions at General Motors Corporation. Inventories increased by approximately $750,000 at December 27, 1998, as compared to June 28, 1998, in support of increased sales levels.

Capital expenditures during the six months ended December 27, 1998 were $3.8 million compared to $4.0 million during the six months ended December 28, 1997. The Company anticipates that capital expenditures will be approximately $7 million to $8 million in 1999, primarily in support of requirements for new product programs.

      The Board of Directors of the Company authorized a stock repurchase program to buy back up to 589,395 outstanding shares. A total of 271,500 shares have been repurchased as of December 27, 1998, at a cost of approximately $6.0 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2001. There are no outstanding borrowings under the Credit Facility at December 27, 1998. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

      The Company has not been significantly impacted by inflationary pressures over the last several years, except for zinc and Mexican assembly operations as noted elsewhere in the Management's Discussion and Analysis.

Year 2000 Compliance

      The Company has developed a plan to address company-wide Year 2000 readiness. The plan addresses operating systems, manufacturing operations, customers and suppliers. The Company has made significant progress toward completion of this plan and anticipates being Year 2000 compliant during fiscal 1999. All modifications to the operating systems and related hardware to be compliant with the requirements to process transactions in the Year 2000 are complete. The operating systems, as modified, are currently in use throughout the Company. Verification that all equipment used in the manufacturing operations is Year 2000 compliant has been completed. A Year 2000 readiness questionnaire has been distributed to all suppliers and a risk analysis has been prepared for each supplier based on the completed questionnaires. On-site assessments are being performed for all high risk suppliers. Based on the results of the on-site assessments, alternate sources will be identified as necessary.

      The Company is participating in a program coordinated by the Automotive Industries Action Group ("AIAG"), a group sponsored by General Motors Corporation, Chrysler Corporation and the Ford Motor Company. Based upon the guidelines of a Year 2000 Readiness Self-Assessment developed by the AIAG, the Company is classified as a low risk supplier in relation to Year 2000 compliance.

      The cost incurred to date by the Company to become Year 2000 compliant is not material to its financial condition or results of operations. In addition, the Company does not expect that its future additional cost to become Year 2000 compliant will be material to its financial condition or results of operations.

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

Item 1 Legal Proceedings - None

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders -

        At the Company's Annual Meeting held on October 22, 1998, the shareholders voted to elect Frank J. Krejci as a director for a term to expire in 2001. The number of votes cast for and withheld in the election were 5,474,680 and 21,559, respectively.

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

         (b) Reports on Form 8-K - None


-------------
 * Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STRATTEC SECURITY CORPORATION
                                           (Registrant)

Date: February 5, 1999                      By  /S/ Patrick J. Hansen
                                                ------------------------

                                            Patrick J. Hansen
                                            Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Secretary
                                            (Principal Accounting and
                                            Financial Officer)