Form 10-Q
period 1999-03-28
STRATTEC SECURITY CORP
filed 1999-05-10
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1999

                                       or

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

Common stock, par value $0.01 per share: 5,653,703 shares outstanding as of March 28, 1999.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                 March 28, 1999

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

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                             Three Months Ended                  Nine Months Ended
                                                             ------------------                  -----------------
                                                         March 28,        March 29,          March 28,        March 29,
                                                           1999             1998               1999              1998
                                                      ---------------  ---------------    ---------------   ---------------
                                                                 (unaudited)                          (unaudited)

Net sales                                                    $ 51,220         $ 47,420         $ 146,111        $ 140,010

Cost of goods sold                                             39,149           36,797           112,832          110,757
                                                      ----------------  ---------------   ---------------  ---------------

    Gross profit                                               12,071           10,623            33,279           29,253

Engineering, selling and administrative
    expenses                                                    5,078            4,672            14,794           14,060
                                                       ---------------  ---------------   ---------------  ----------------

    Income from operations                                      6,993            5,951            18,485           15,193

Interest income                                                   309               98               785              153
Interest expense                                                    -                -                 -              (19)
Other income (expense), net                                      (91)               41               (74)              26
                                                      ----------------  ---------------   ---------------  ---------------

    Income before provision for income taxes                    7,211            6,090            19,196           15,353

Provision for income taxes                                      2,740            2,255             7,250            5,687
                                                      ----------------  ---------------   ---------------  ---------------

Net income                                                     $4,471           $3,835           $11,946           $9,666
                                                      ================  ===============   ===============  ===============


Earnings per share:
Basic                                                          $ 0.79           $ 0.67            $ 2.11           $ 1.69
                                                      ================  ===============   ===============  ===============
Diluted                                                        $ 0.77           $ 0.65            $ 2.06           $ 1.65
                                                      ================  ===============   ===============  ===============



  The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                                                                            March 28,           June 28,
                                                                                              1999                1998
                                                                                          --------------      -------------
ASSETS                                                                                    (unaudited)
Current Assets:
     Cash and cash equivalents                                                                 $ 21,089            $ 14,754
     Receivables, net                                                                            34,663              25,301
       Inventories-
         Finished products                                                                        3,968               5,114
         Work in process                                                                         13,571              11,204
         Raw materials                                                                            1,258               1,179
         LIFO adjustment                                                                         (2,678)             (2,535)
                                                                                          -------------       -------------
            Total inventories                                                                    16,119              14,962
     Customer tooling in progress                                                                 4,613               8,692
     Other current assets                                                                         4,424               4,349
                                                                                          -------------       -------------
         Total current assets                                                                    80,908              68,058

Property, plant and equipment                                                                    80,088              75,197
Less: accumulated depreciation                                                                   39,672              35,257
                                                                                          -------------       -------------
     Net property, plant and equipment                                                           40,416              39,940
                                                                                          -------------       -------------

                                                                                              $ 121,324            $107,998
                                                                                          =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                           $14,821            $ 12,457
     Environmental                                                                                2,831               2,873
     Other accrued liabilities                                                                   10,153               9,775
                                                                                          -------------       -------------
         Total current liabilities                                                               27,805              25,105

Deferred Income Taxes                                                                               357                 357
Accrued pension and postretirement obligations                                                   13,332              12,138

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 5,928,477 shares at March 28, 1999, and
          5,877,150 shares at June 28, 1998                                                          59                 59
     Capital in excess of par value                                                              43,591              42,489
     Retained earnings                                                                           44,382              32,436
     Cumulative translation adjustments                                                          (2,092)             (1,863)
     Less: treasury stock, at cost (274,774 shares at March 28,
                     1999 and 152,307 shares at June 28, 1998)                                   (6,110)             (2,723)
                                                                                           ------------       -------------
         Total shareholders' equity                                                              79,830              70,398
                                                                                           ------------       -------------

                                                                                              $ 121,324            $107,998
                                                                                           ============       =============


The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                                   Nine Months Ended
                                                                                                   -----------------
                                                                                             March 28,            March 29,
                                                                                               1999                  1998
                                                                                          --------------        -------------
                                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                 $11,946              $9,666
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                                             5,266               5,069
         Change in operating assets and liabilities:
            Increase in receivables                                                              (9,390)             (1,758)
            (Increase) decrease in inventories                                                   (1,157)                667
            (Increase) decrease in other assets                                                   3,968              (1,647)
            Increase in accounts payable and
                accrued liabilities                                                               3,957               2,243
            Other, net                                                                              235                 146
                                                                                          --------------     ---------------
     Net cash provided by operating activities                                                   14,825              14,386

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                  (6,206)             (5,706)
                                                                                          --------------     ---------------
     Net cash used in investing activities                                                       (6,206)             (5,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on borrowings under revolving
          credit facility                                                                             -              (5,037)
     Purchase of treasury stock                                                                  (3,428)               (591)
     Exercise of stock options                                                                    1,144               1,038
                                                                                          --------------     ---------------
     Net cash used in financing activities                                                       (2,284)             (4,590)
                                                                                          --------------     ---------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                             6,335               4,090

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                         14,754                 404
                                                                                          --------------     ---------------
     End of period                                                                             $ 21,089              $4,494
                                                                                          ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                           $6,507             $ 5,273
     Interest paid                                                                                    -                  33


 The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF FINANCIAL STATEMENTS
      STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related security products for major automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, its wholly owned Mexican subsidiary, and its foreign sales corporation.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of March 28, 1999, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the March 28, 1999 presentation.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):


                                                                           Nine Months Ended
                                                                           -----------------
                                                           March 28, 1999                   March 29, 1998
                                                           --------------                   --------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                           $11,946    5,654         $2.11      $9,666     5,706        $1.69
                                                                            =====                              =====
Stock Options                                                   155                                 148
                                                                ---                                 ---
Diluted Earnings Per Share                         $11,946    5,809         $2.06      $9,666     5,854        $1.65
                                                              =====         =====                 =====        =====

                                                                          Three Months Ended
                                                                          ------------------
                                                          March 28, 1999                     March 29, 1998
                                                          --------------                     --------------
                                                      Net               Per-Share      Net                 Per-Share
                                                    Income    Shares      Amount      Income     Shares      Amount
                                                    ------    ------      ------      ------     ------      ------
Basic Earnings Per Share                            $4,471    5,649       $0.79      $3,835     5,725        $0.67
                                                                          =====                              =====
Stock Options                                                   158                               155
                                                              -----                             -----
Diluted Earnings Per Share                          $4,471    5,807       $0.77      $3,835     5,880        $0.65
                                                              =====       =====                 =====        =====



      Options to purchase 159,357 shares of common stock at prices ranging from $31.63 to $37.88 per share and 80,000 shares of common stock at $31.98 per share were outstanding as of March 28, 1999, and March 29, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME
      During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. The following table presents the Company's comprehensive income (in thousands):

                                                       Three Months Ended                    Nine Months Ended
                                                       ------------------                    -----------------
                                              March 28, 1999      March 29, 1998      March 28, 1999    March 29, 1998
                                              --------------      --------------      --------------    --------------
Net Income                                        $4,471            $3,835               $11,946            $9,666
Change in Cumulative Translation
      Adjustments, net                              (229)                -                  (229)                -
                                                  ------            ------               -------            ------
Total Comprehensive Income                        $4,242            $3,835               $11,717            $9,666
                                                  ======            ======               =======            ======

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

Analysis of Results of Operations

Three months ended March 28, 1999 compared to the three months ended March 29, 1998

      Net sales for the three months ended March 28, 1999 were $51.2 million, an increase of 8 percent compared to net sales of $47.4 million for the three months ended March 29, 1998. The sales increase was primarily the result of continued robust vehicle build schedules at customers' plants and higher value content on locksets the Company supplies. Sales to all three of the Company's largest customers increased in the current quarter compared to the prior year quarter with General Motors Corporation increasing 5 percent, DaimlerChrysler Corporation increasing 20 percent and Ford Motor Company increasing 19 percent.

      Gross profit as a percentage of net sales was 23.6 percent in the current quarter compared to 22.4 percent in the prior year quarter. Gross profit margins improved primarily due to increased production volumes resulting in more favorable absorption of fixed overhead costs and a favorable mix of higher margin products.

      Engineering, selling and administrative expenses were $5.1 million in the current quarter compared to $4.7 million in the prior year quarter. The increase was primarily related to the addition of associates to support current and future programs, and the recruiting costs to bring these associates on board.

      Income from operations was $7.0 million in the current quarter, compared to $6.0 million in the prior year quarter. Income from operations increased reflecting the increased sales volume and improved gross profit margin as previously discussed above.

      The effective income tax rate for the three months ended March 28, 1999 was 38.0 percent compared to 37.0 percent for the three months ended March 29, 1998. The increase is due to an increase in the federal statutory tax rate resulting from higher net income levels as well as an increase in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Nine months ended March 28, 1999 compared to the nine months ended
March 29, 1998

      Net sales for the nine months ended March 28, 1999 were $146.1 million, an increase of 4 percent compared to net sales of $140.0 million for the nine months ended March 29, 1998. Sales to DaimlerChrysler Corporation increased $3.5 million or 19 percent. Sales to the Ford Motor Company increased $4.0 million or 12 percent. Sales to these customers increased primarily due to increased unit production at these two customers and a more favorable product mix. Sales to General Motors Corporation decreased $2.2 million or 3 percent due to labor disruptions at this customer in the first quarter of the current fiscal year. The Company also began production volume shipments totaling approximately $1.7 million to Mitsubishi Motor Manufacturing of America early in the current fiscal year in support of the launch of the 1999 Gallant. This is the Company's initial program with Mitsubishi.

      Gross profit as a percentage of net sales was 22.8 percent in the nine months ended March 28, 1999 compared to 20.9 percent in the prior year period. Several factors contributed to the improvement in the gross profit margins including increased production volumes resulting in more favorable absorption of fixed overhead costs and a favorable mix of higher margin products. The prior year period included a charge of $750,000 related to cash payments to the Company's represented employees upon ratification of a new collective bargaining agreement. Additional improvement in the gross profit margin resulted from the cost of zinc, which the Company uses at a rate of approximately 1 million pounds per month, being substantially lower during the nine month period ended March 28, 1999 than the prior year period levels. The average price per pound was approximately $.53 in the nine months ended March 28, 1999 compared to approximately $.70 in the nine months ended March 29, 1998. Also contributing to the improved gross profit margin was the devaluation of the Mexican peso during the first quarter of the current fiscal period which resulted in lower U.S. dollar costs for the Mexican assembly operations. The rate of inflation in Mexico during the 12 months ended September, 1998 was approximately 14 percent. However, the average U.S. dollar/Mexican peso exchange rate increased to approximately 9.50 in the first quarter of the current fiscal year from approximately 7.85 in the first quarter of the prior year.

      Engineering, selling and administrative expenses were $14.8 million in the current year period compared to $14.1 million in the prior year period. The increase was primarily related to the addition of associates to support current and future programs, and the recruiting costs to bring these associates on board.

      Income from operations was $18.5 million in the nine months ended March 28, 1999, compared to $15.2 million in the nine months ended March 29, 1998. Income from operations increased reflecting the increased sales volume and improved gross profit margin as previously discussed above.

         The effective income tax rate for the nine months ended March 28, 1999 was 37.8 percent compared to 37.0 percent for the nine months ended March 29, 1998. The increase is due to an increase in the federal statutory tax rate resulting from higher net income levels as well as an increase in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

      The Company generated cash from operating activities of $14.8 million in the nine months ended March 28, 1999 which is consistent with cash generated from operating activities in the prior year period.

      The Company's investment in accounts receivable increased by approximately $9.4 million to $34.7 million at March 28, 1999, as compared to $25.3 million at June 28, 1998, primarily due to an increase in outstanding billings for customer tooling and higher sales levels in the current quarter as compared to the fourth quarter of fiscal 1998 during which sales were negatively impacted by labor disruptions at General Motors Corporation. Inventories increased by approximately $1.2 million at March 28, 1999, as compared to June 28, 1998, in support of increased sales levels.

      Capital expenditures during the nine months ended March 28, 1999 were $6.2 million compared to $5.7 million during the nine months ended March 29, 1998. The Company anticipates that capital expenditures will be approximately $8 million in fiscal 1999, primarily in support of requirements for new product programs.

      The Board of Directors of the Company authorized a stock repurchase program to buy back up to 589,395 outstanding shares. A total of 278,000 shares have been repurchased as of March 28, 1999, at a cost of approximately $6.2 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2001. There were no outstanding borrowings under the Credit Facility at March 28, 1999. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

      The Company is participating in a program coordinated by the Automotive Industries Action Group ("AIAG"), a group sponsored by General Motors Corporation, DaimlerChrysler Corporation and the Ford Motor Company. Based upon the guidelines of a Year 2000 Readiness Self-Assessment developed by the AIAG, the Company is classified as a low risk supplier in relation to Year 2000 compliance.

      The cost incurred to date by the Company to become Year 2000 compliant is not material to its financial condition or results of operations. In addition, the Company does not expect that its future additional cost to become Year 2000 compliant will be material to its financial condition or results of operations.

Mexican Operations

      The Company has assembly operations in Juarez, Mexico. Since December 28, 1998 and prior to December 30, 1996, the functional currency of the Mexican operation has been the Mexican Peso. The effects of currency fluctuations result in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with Statement of Financial Accounting Standard
(SFAS) No. 52, "Foreign Currency Translation." During the period December 30, 1996 to December 27, 1998, the functional currency of the Mexican operation was the U.S. dollar, as Mexico was then considered to be a highly inflationary economy in accordance with SFAS No. 52. The effect of currency fluctuations in the remeasurement process was included in the determination of income.

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

      The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, dependence on significant customers, competitive and technological developments, foreign currency fluctuations, Year 2000 compliance issues and costs of operations.


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

       (b) Reports on Form 8-K - None
--------------------

* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATTEC SECURITY CORPORATION (Registrant)

Date: May 10, 1999                 By  /S/ Patrick J. Hansen
                                       ------------------------

                                   Patrick J. Hansen
                                   Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Accounting  and Financial Officer)