Form 10-K
period 1999-06-27
STRATTEC SECURITY CORP
filed 1999-09-17
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 27, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of August 18, 1999 was approximately $192,310,000 (based upon the last reported sale price of the Common Stock at August 18, 1999 on the NASDAQ National Market). On August 18, 1999, there were outstanding 5,443,450 shares of $.01 par value Common Stock.

                       Documents Incorporated by Reference

                                                                 Part of the Form 10-K
         Document                                                into which incorporated
         --------                                                -----------------------
Portions of the Annual Report to Shareholders for the
fiscal year ended June 27, 1999.                                          I, II, IV

Portions of the Proxy Statement dated September 21, 1999, for the
Annual Meeting of Shareholders to be held on October 26, 1999.               III

                                     PART I

ITEM 1.  BUSINESS

         The information set forth under "Company Description" which appears on pages 4 through 8 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under "Export Sales" included on page 21 of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

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

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         The Company believes that the success of its business will not only result from the technical competence, creativity and marketing abilities of its employees but also from the protection of its intellectual property through patents, trademarks and copyrights. As part of its ongoing research, development and manufacturing activities, the Company has a policy of seeking patents on new products, processes and improvements when appropriate. The Company owns 23 issued United States patents, with expirations occurring between 2012 and 2018.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

         A very significant portion of the Company's annual sales are to General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation. These three customers accounted for 85% of the Company's total net sales in each fiscal year 1997 through 1999. Further information regarding sales to the Company's largest customers is set forth under "Sales to Largest Customers" included on page 21 of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers' ability to produce and sell vehicles which utilize the Company's products. The Company has enjoyed relationships with General Motors Corporation, DaimlerChrysler Corporation and Ford Motor Company in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company's financial performance.

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

COMPETITION

         The Company competes with domestic and foreign-based competitors on the basis of custom product design, engineering support, quality, delivery and price. While the number of direct competitors is currently relatively small, the auto manufacturers actively encourage competition between potential suppliers. Although the Company may not be the lowest cost producer, it has a dominant share of the North American market because of its ability to provide a beneficial combination of price, quality and technical support. In order to reduce lockset production costs while still offering a wide range of technical support, the Company utilizes assembly operations in Mexico, which results in lower assembly labor costs as compared to the United States.

         As locks become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge the Company.

RESEARCH AND DEVELOPMENT

         The Company engages in research and development activities pertinent to the automotive security industry. A major area of focus for research is the expanding role of electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 1999, 1998, and 1997, the Company spent $2,680,000, $2,469,000, and
$2,713,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

CUSTOMER TOOLING

         An important aspect of the Company's production processes is customer program specific assembly lines and production tooling. In general, capital equipment acquired by the Company for customer product programs is recognized as a long-term asset and depreciated. Tooling for these same programs, obtained primarily from third party tool suppliers, is accumulated as a current asset on the Company's balance sheet and rebilled to the customer upon formal product approval from the customer. For certain products, the Company retains ownership of both the equipment and tooling. Recovery of these costs occurs over the life of the program through the piece price. See Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

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

EMPLOYEES

         At June 27, 1999, the Company had approximately 2,870 full-time employees, of which approximately 515 or 18 percent, were represented by a labor union.

ITEM 2.  PROPERTIES

         The Company has two manufacturing plants, one warehouse, and a sales office. These facilities are described as follows:


      LOCATION                                     TYPE                                     SQ. FT.  OWNED OR LEASED
      --------                                     ----                                     -------  ---------------
Milwaukee, Wisconsin           Headquarters and General Offices; Component
                               Manufacturing, Assembly and Service Parts Distribution...    352,000      Owned
Juarez, Chihuahua Mexico       Subsidiary Offices and Assembly..........................     97,000      Owned
El Paso, Texas                 Finished Goods Warehouse.................................     12,500      Leased**
Troy, Michigan                 Sales Office for Detroit Area............................      3,000      Leased**

-------------------
**   Leased unit within a complex.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 1999.

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

NAME AND AGE                    POSITION AND BUSINESS EXPERIENCE
------------                    --------------------------------
Harold M. Stratton II, 51       Chairman and Chief Executive
                                Officer of the Company since 1999. President and
                                Chief Executive Officer of the Company 1994 to
                                1999. Vice President of Briggs & Stratton
                                Corporation and General Manager of the
                                Technologies Division of Briggs & Stratton
                                Corporation since 1989.

John G. Cahill, 42              President and Chief Operating Officer of the
                                Company since 1999. Executive Vice President,
                                Chief Financial Officer, Treasurer and Secretary
                                of the Company 1994 to 1999. Vice President,
                                Chief Financial Officer, Secretary and
                                Treasurer, Johnson Worldwide Associates, Inc.
                                (manufacturer and marketer of recreational and
                                marking systems products) 1992 to 1994 and
                                Corporate Controller from 1989 to 1992.

Michael R. Elliott, 43          Vice President - Global Market Development since
                                1999. Vice President - Sales and Marketing of
                                the Company 1994 to 1999. Vice President -
                                Marketing and Sales of the Technologies Division
                                since 1993. Vice President - Corporate
                                Development of Iverness Casting Group (a
                                producer of castings and injection molded
                                products) from 1991 to 1992. Vice President -
                                Sales and Marketing of Iverness Casting Group
                                from 1990 to 1991. Sales, Marketing and Planning
                                Manager of the AC Rochester Division of General
                                Motors Corporation (an automotive manufacturer)
                                from 1988 to 1990.

Gerald L. Peebles, 56           Vice President and General Manager of STRATTEC
                                de Mexico - since 1997. Vice President -
                                Operations of the Company 1995 - 1997. Vice
                                President - Operations of the Technologies
                                Division since 1994. Operations Manager - Juarez
                                Plant of the Technologies Division from 1990 to
                                1994. Plant Manager - Juarez Plant of the
                                Technologies Division from 1988 to 1990.

Donald J. Harrod, 55            Vice President -  Engineering of the Company
                                since 1998. Product Engineering Manager,
                                Mertior/Rockwell (manufacturer of automotive
                                parts) 1997 to 1998. Vice President -
                                Engineering, Coltec Farnem Holley (manufacturer
                                of automotive parts) 1986 to 1997.

Patrick J. Hansen, 40           Vice President, Chief Financial Officer,
                                Secretary and Treasurer of the Company since
                                1999. Corporate Controller of the Company 1995
                                to 1999. Controller, Schwarz Pharma
                                (manufacturer of pharmaceutical drugs) 1993 to
                                1995. Corporate Controller, ASAA Inc.
                                (manufacturer of automotive parts) 1989 to 1993.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information set forth in the "Quarterly Financial Data" section appearing on page 23 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

         The Company does not intend to pay cash dividends on the Company Common Stock in the foreseeable future; rather, it is currently anticipated that Company earnings will be retained for use in its business. The future payment of dividends will depend on business decisions that will be made by the Board of Directors from time to time based on the results of operations and financial condition of the Company and such other business considerations as the Board of Directors considers relevant. The Company's revolving credit agreement contains restrictions on the payment of dividends. See Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under "Five Year Financial Summary" which appears on page 23 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth under "Management's Discussion and Analysis" which appears on pages 10 through 12 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company did not hold any market risk sensitive instruments during the period covered by this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, together with the report thereon of Arthur Andersen LLP dated July 29, 1999, which appear on pages 13 through 23 of the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

         The Quarterly Financial Data (unaudited) which appears on page 23 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on pages 2 through 6 of the Company's Proxy Statement, dated September 21, 1999, under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information on pages 7 through 14 of the Company's Proxy Statement, dated September 21, 1999, under "Executive Compensation" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 3 through 6 of the Company's Proxy Statement, dated September 21, 1999, under "Security Ownership" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on pages 7 through 14 of the Company's Proxy Statement, dated September 21, 1999, under "Executive Compensation" is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents Filed as part of this Report

              (1) Financial Statements - The following financial statements of the Company, included on pages 13 through 22 of the Company's 1999 Annual Report to Shareholders, are incorporated by reference in Item 8.

                  Report of Independent Public Accountants

                  Balance Sheets - as of June 27, 1999 and June 28, 1998

                  Statements of Income - years ended June 27, 1999, June 28, 1998 and June 29, 1997

                  Statements of Changes in Equity - years ended June 27, 1999, June 28, 1998 and June 29, 1997

                  Statements of Cash Flows - years ended June 27, 1999, June 28, 1998 and June 29, 1997

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

              (3) Exhibits. See "Exhibit Index" beginning on page 11.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the STRATTEC SECURITY CORPORATION Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated July 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
July 29, 1999.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                              Balance,        Provision         Payments       Balance,
                                             Beginning        Charged to       and Accounts     End of
                                              of Year        Profit & Loss      Written Off      Year
                                              -------        -------------      -----------      ----
Year ended June 27, 1999
Allowance for doubtful accounts                 $250               $33              $33            $250
                                                ====               ===              ===            ====

Year ended June 28, 1998
Allowance for doubtful accounts                 $250                $0               $0            $250
                                                ====                ==               ==            ====

Year ended June 29, 1997
Allowance for doubtful accounts                 $250                $0               $0            $250
                                                ====                ==               ==            ====

                                   SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STRATTEC SECURITY CORPORATION
                                       By:   /s/ Harold M. Stratton II
                                           ------------------------------
                                       Harold M. Stratton II, Chairman and
                                       Chief Executive Officer

Date:  August 24, 1999

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                Title                        Date
         ---------                                -----                        ----
/s/  Harold M. Stratton II             Chairman and Chief Executive        August 24, 1999
-------------------------------
      Harold M. Stratton II                       Officer


/s/  John G. Cahill                    President and Chief Operating       August 24, 1999
-------------------------------
      John G. Cahill                              Officer


/s/  Frank J. Krejci                              Director                 August 24, 1999
-------------------------------
      Frank J. Krejci


/s/  Michael J. Koss                              Director                 August 24, 1999
-------------------------------
      Michael J. Koss


/s/  Robert Feitler                               Director                 August 24, 1999
-------------------------------
      Robert Feitler


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
3.1 (2)  Amended and Restated Articles of Incorporation of the Company                                     *

3.2 (2)  By-laws of the Company                                                                            *

4.1 (2)  Rights Agreement between the Company and Firstar Trust Company, as Rights Agent                   *

4.2 (3)  Revolving Credit Agreement dated as of February 27, 1995 by and between the Company               *
         and M&I Bank, together with Revolving Credit Note

10.1(5)  STRATTEC SECURITY CORPORATION Stock Incentive Plan                                                *

10.2     Employment Agreements between the Company and the identified executive officers                   12

10.3(1)  Change In Control Agreement between the Company and the identified executive officers             58

10.15(4) STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive                             *
         Officers and Senior Managers

13.1     Annual Report to Shareholders for the year ended June 27, 1999                                    92

21 (1)   Subsidiaries of the Company                                                                       *

23       Consent of Independent Public Accountants dated September 17, 1999                                112

27       Financial Data Schedule                                                                           113

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