Form 10-Q
period 1999-09-26
STRATTEC SECURITY CORP
filed 1999-11-08
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1999

                                       or

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

Common stock, par value $0.01 per share: 5,456,057 shares outstanding as of September 26, 1999.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                               September 26, 1999

                                      INDEX


                                                                         Page
Part I - FINANCIAL INFORMATION

Item 1   Consolidated Statements of Income                                  3
         Consolidated Balance Sheets                                        4
         Consolidated Statements of Cash Flows                              5
         Notes to Consolidated Financial Statements                         6
Item 2   Management's Discussion and Analysis of Results
           of Operations and Financial Condition                          7-9
Item 3   Quantitative and Qualitative Disclosures About Market Risk        10


Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 11
Item 2   Changes in Securities and Use of Proceeds                         11
Item 3   Defaults Upon Senior Securities                                   11
Item 4   Submission of Matters to a Vote of Security Holders               11
Item 5   Other Information                                                 11
Item 6   Exhibits and Reports on Form 8-K                                  11

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                                          Three Months Ended
                                                          ------------------
                                                   September 26,     September 27,
                                                       1999              1998
                                                  ---------------   ---------------
                                                             (unaudited)
Net sales                                           $ 49,667          $ 40,362

Cost of goods sold                                    38,979            31,527
                                                    --------          --------

    Gross profit                                      10,688             8,835

Engineering, selling and administrative
    expenses                                           4,888             4,686
                                                    --------          --------

    Income from operations                             5,800             4,149

Interest income                                          388               244
Other income (expense), net                             (108)               72
                                                    --------          --------

    Income before provision for income taxes           6,080             4,465

Provision for income taxes                             2,372             1,652
                                                    --------          --------

Net income                                          $  3,708          $  2,813
                                                    ========          ========



Earnings per share:
Basic                                               $    .67          $    .49
                                                    ========          ========
Diluted                                             $    .65          $    .48
                                                    ========          ========

  The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                   September 26,       June 27,
                                                       1999              1999
                                                  ---------------    -----------
ASSETS                                              (unaudited)
Current Assets:
     Cash and cash equivalents                    $  25,927          $   28,611
     Receivables, net                                31,524              36,063
       Inventories-
         Finished products                            3,870               4,439
         Work in process                             13,445              11,145
         Raw materials                                  924                 774
         LIFO adjustment                             (2,559)             (2,554)
                                                  ---------          ----------
            Total inventories                        15,680              13,804
     Customer tooling in progress                     3,852               3,758
     Other current assets                             5,170               5,047
                                                  ---------          ----------
         Total current assets                        82,153              87,283

Property, plant and equipment                        83,299              81,519
Less: accumulated depreciation                       42,395              40,608
                                                  ---------          ----------
     Net property, plant and equipment               40,904              40,911
                                                  ---------          ----------

                                                  $ 123,057          $  128,194
                                                  =========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                             $  15,026          $   17,386
     Environmental                                    2,816               2,820
     Other accrued liabilities                        9,926              12,216
                                                  ---------          ----------
         Total current liabilities                   27,768              32,422

Deferred Income Taxes                                   512                 512
Accrued pension and postretirement obligations       12,715              12,915

Shareholders' equity:
  Common stock, authorized 12,000,000 shares
   $.01 par value, issued 5,974,028
         shares at September 26, 1999, and
          5,945,298 shares at June 27, 1999              60                  59
     Capital in excess of par value                  44,687              43,999
     Retained earnings                               53,159              49,451
     Cumulative translation adjustments              (1,997)             (2,081)
     Less: treasury stock, at cost (517,971 shares
     at September 26, 1999 and 378,788 shares at    (13,847)             (9,083)
          June 27, 1999)
                                                  ---------          ----------
         Total shareholders' equity                  82,062              82,345
                                                  ---------          ----------

                                                  $ 123,057          $  128,194
                                                  =========          ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                          Three Months Ended
                                                                                         -------------------
                                                                                   September 26,      September 27,
                                                                                       1999               1998
                                                                                 ---------------     ----------------
                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $  3,708            $  2,813
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                                    1,843               1,728
         Change in operating assets and liabilities:
            (Increase) decrease in receivables                                           4,553              (3,866)
            Increase in inventories                                                     (1,876)                (46)
            Increase in other assets                                                      (201)               (638)
            Increase (decrease)in accounts payable and
                accrued liabilities                                                     (4,887)                 63
            Other, net                                                                      59                 (27)
                                                                                      --------            --------
     Net cash provided by operating activities                                           3,199                  27

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                         (1,807)             (1,000)
                                                                                      --------            --------
     Net cash used in investing activities                                              (1,807)             (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                         (4,778)             (3,230)
     Exercise of stock options                                                             702                  78
                                                                                      --------            --------
     Net cash used in financing activities                                              (4,076)             (3,152)
                                                                                      --------            --------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                                   (2,684)             (4,125)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                28,611              14,754
                                                                                      --------            --------
     End of period                                                                    $ 25,927            $ 10,629
                                                                                      ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                $    386            $    195
     Interest paid                                                                           -                   -

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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of September 26, 1999, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the September 26, 1999 presentation.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                           Three Months Ended
                                                           ------------------
                                          September 26, 1999               September 27, 1998
                                          ------------------               ------------------
                                      Net                 Per-Share     Net                 Per-Share
                                    Income    Shares       Amount      Income     Shares      Amount
                                    ------    ------       ------      ------     ------     --------
Basic Earnings Per Share            $3,708    5,511         $0.67      $2,813     5,701        $0.49
                                                            =====                              =====
Stock Options                                   160                                 159
                                              -----                               -----
Diluted Earnings Per Share          $3,708    5,671         $0.65      $2,813     5,860        $0.48
                                              =====         =====                 =====        =====

      Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares:

                                                                       Exercise
                                                    Shares              Price
                                                    ------              ------
                  September 26, 1999                80,000              $45.79
                                                    78,623              $37.88
                                                     5,000              $35.97

                  September 27, 1998                80,000              $37.88
                                                    80,000              $31.98
                                                     5,000              $31.63

COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):

                                                               Three Months Ended
                                                               ------------------
                                              September 26, 1999                September 27, 1998
                                              ------------------                ------------------
Net Income                                         $3,708                            $2,813
Change in Cumulative Translation
   Adjustments, net                                    84                                 -
                                                   ------                            ------
Total Comprehensive Income                         $3,792                            $2,813
                                                   ======                            ======

Item 2
                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      The following Management's Discussion and Analysis should be read in conjunction with the Company's accompanying Financial Statements and Notes thereto and the Company's 1999 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

  Three months ended September 26, 1999 compared to the three months ended September 27, 1998

      Net sales for the three months ended September 26, 1999 were $49.7 million, a increase of 23 percent compared to net sales of $40.4 million for the three months ended September 27, 1998. Sales to the Company's largest customers increased in the current quarter compared to the prior year quarter, with General Motors and Delphi Automotive Systems Corporation increasing 42 percent, DaimlerChrysler Corporation increasing 18 percent and Ford Motor Company increasing 6 percent. This sales growth was primarily due to a combination of higher value mechanical and electro-mechanical content and increased production volumes at these customers. In addition, labor disruptions at General Motors Corporation during July 1998 reduced sales to this customer by an estimated $4.4 million during the prior year quarter.

      Gross profit as a percentage of net sales was 21.5 percent in the current quarter compared to 21.9 percent in the prior year quarter. The lower gross margin is the result of several factors including higher production start-up costs relating to the launch of the new model year 2000 vehicles, plant rearrangement costs associated with the Milwaukee facility, and product mix. In addition, the gross margin was negatively impacted as inflationary cost pressures in Mexico over the last 12 months have resulted in higher U.S. dollar costs. The inflation rate in Mexico for the 12 months ended September 1999 was approximately 16 percent while the U.S. dollar/Mexican peso exchange rate fell to approximately 9.35 in the current year quarter from approximately 9.50 in the prior year quarter. The negative impact of these factors was partially offset by a decrease in the cost of zinc, which the Company uses at a rate of approximately 1 million pounds per month. The cost of zinc per pound averaged approximately $.52 in the current quarter compared to approximately $.61 in the prior year quarter.

      Engineering, selling and administrative expenses were $4.9 million in the current quarter which is consistent with the prior year quarter.

      Income from operations was $5.8 million in the current quarter, compared to $4.2 million in the prior year quarter. The increased income from operations was primarily due to the increase in sales as previously discussed above.

      The effective income tax rate for the current quarter was 39 percent compared to 37 percent in the prior year quarter. The increase is due to an increase in the federal statutory tax rate resulting from higher net income levels as well as an increase in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $3.2 million in the three months ended September 26, 1999. In the three months ended September 27, 1998, the Company generated $27,000 in cash from operating activities. The increased generation of cash is primarily due to the reduction in sales to General Motors during June 1998 and July 1998 as a result of previously discussed labor disruptions at this customer.

      The Company's investment in accounts receivable decreased by approximately $4.5 million to $31.5 million at September 26, 1999, as compared to $36.1 million at June 27, 1999, primarily due to a decrease in outstanding billings for customer tooling. Inventories increased by approximately $1.9 million at September 26, 1999, as compared to June 27, 1999 in support of increased sales levels.

      Capital expenditures during the three months ended September 26, 1999 were $1.8 million compared to $1.0 million during the three months ended September 27, 1998. The Company anticipates that capital expenditures will be approximately $9 million to $10 million in 2000, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 889,395 outstanding shares. A total of 673,000 shares have been repurchased as of September 30, 1999, at a cost of approximately $19.1 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities. In October 1999, the Board of Directors of the Company authorized the repurchase of an additional 500,000 outstanding shares bringing the total number of authorized shares in the repurchase program to 1,389,395.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2001. There were no outstanding borrowings under the Credit Facility at September 26, 1999. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

      The Company has not been significantly impacted by inflationary pressures over the last several years, except for zinc and Mexican assembly operations as noted elsewhere in this Management's Discussion and Analysis.

Year 2000 Compliance

      The Company's Year 2000 readiness project has been ongoing since late 1997. The plan addresses operating systems, the manufacturing operations, customers and suppliers. The Company's operating systems have been fully updated to Year 2000 compliant versions. The Year 2000 compliant versions are currently in use throughout the Company. Tests have been performed in which transaction dates were set forward past January 1, 2000. These test transactions were accurately processed. The Company plans to continue testing and retesting throughout the remainder of the calendar year. Verification that all equipment used in the manufacturing operations is Year 2000 compliant has been completed. A Year 2000 readiness questionnaire has been distributed to all suppliers and a risk analysis has been prepared for each supplier based on the completed questionnaires. On-site assessments have been and continue to be performed for all high-risk suppliers. Based on the results of on-site assessments, alternate sources will be identified as necessary.

      The Company is instituting contingency planning. The Company will limit vacations during late 1999 and early 2000, and the information systems department will be staffed over the millennium weekend. A chain of command is being established to respond to unforeseen events and to ensure that personnel will be available to handle issues that may arise. Despite the Company's efforts, there is no guarantee or assurance that all Year 2000 problems will be uncovered.

      The Company is participating in a program coordinated by the Automotive Industries Action Group ("AIAG"), a group sponsored by General Motors Corporation, DaimlerChrysler Corporation and the Ford Motor Company. Based upon the guidelines of a Year 2000 Readiness Self-Assessment developed by the AIAG, the Company is classified as a low risk supplier in relation to Year 2000 compliance.

      The Company implemented a new business information system in February 1997. No significant modifications to the software to be compliant with the requirements to process transactions in the Year 2000 were required. Therefore, the Company's cost to become Year 2000 compliant was not material to its financial condition or results of operations.

Mexican Operations

      The Company has assembly operations in Juarez, Mexico. Since December 28, 1998, and prior to December 30, 1996, the functional currency of the Mexican operation has been the Mexican peso. The effects of currency fluctuations result in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with Statement of Financial Accounting Standard
(SFAS) No. 52, "Foreign Currency Translation." During the period December 30, 1996, to December 27, 1998, the functional currency of the Mexican Operation was the U.S. dollar, as Mexico was then considered to be a highly inflationary economy in accordance with SFAS No. 52. The effect of currency fluctuations in the remeasurement process was included in the determination of income. The effect of the December 28, 1998, functional currency change was not material to the financial results of the Company.

Other

      On October 19, 1999, the Company announced that it had signed a Memorandum of Understanding with E. Witte Verwaltungsgesellschaft MBH, and its operating unit, Witte-Velbert GmbH & Co. KG, which details the intent to form a strategic alliance and joint venture. Witte, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of over DM300 million in their last fiscal year. Witte designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. Witte's primary market for these products has been Europe. The proposed Witte-STRATTEC alliance provides for the manufacture, distribution and sale of Witte products by the Company in North America, and the manufacture, distribution and sale of the Company's products by Witte in Europe. Additionally, a joint venture company in which each company holds a 50 percent interest will immediately be established to seek opportunities to manufacture and sell both companies' products in other areas of the world.

Forward Looking Statements

      A number of the matters and subject areas discussed in this Form 10-Q that are not historical or current facts deal with potential future circumstances and developments. These include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in the Company's Management Discussion and Analysis of Results of Operations and Financial Condition. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

      The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular, relating to the automotive industry, consumer demand for the Company's and its customers products, competitive and technological developments, foreign currency fluctuations, Year 2000 compliance issues and costs of operations.

      Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

      The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which would expose the Company to significant market risk. The Company has not had outstanding borrowings since December 1997. The Company has been in an investment position since this time and expects to remain in an investment position for the foreseeable future. There is therefore no significant exposure to market risk for changes in interest rates. The Company is subject to foreign currency exchange rate exposure related to the Mexican assembly operations.

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

         (b) Reports on Form 8-K - None

--------------------------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STRATTEC SECURITY CORPORATION (Registrant)

Date: November 8, 1999              By  /S/ Patrick J. Hansen
                                        ----------------------

                                    Patrick J. Hansen
                                    Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Accounting and Financial Officer)