Form 10-Q
period 1999-12-26
STRATTEC SECURITY CORP
filed 2000-02-07
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------   ----------------

                         Commission File Number 0-25150


                          STRATTEC SECURITY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

       WISCONSIN                                       39-1804239
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

Common stock, par value $0.01 per share: 4,701,836 shares outstanding as of December 26, 1999.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                December 26, 1999

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

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                              Three Months Ended               Six Months Ended
                                                              ------------------               ----------------
                                                        December 26,     December 27,      December 26,      December 27,
                                                            1999             1998              1999              1998
                                                      ---------------  ----------------  ---------------   ---------------
                                                                 (unaudited)                         (unaudited)

Net sales                                             $        56,726   $        54,529    $      106,393   $       94,891

Cost of goods sold                                             43,977            42,156            82,956           73,683
                                                      ---------------   ---------------   ---------------  ---------------

    Gross profit                                               12,749            12,373            23,437           21,208

Engineering, selling and administrative
    expenses                                                    4,895             5,030             9,783            9,716
                                                       --------------   ---------------   ---------------  ---------------

    Income from operations                                      7,854             7,343            13,654           11,492

Interest income                                                   291               232               679              476
Interest expense                                                    -                 -                 -                -
Other income (expense), net                                       (41)              (55)             (149)              17
                                                      ---------------   ---------------   ---------------  ---------------

    Income before provision for income taxes                    8,104             7,520            14,184           11,985

Provision for income taxes                                      3,160             2,858             5,532            4,510
                                                      ---------------   ---------------   ---------------  ---------------

Net income                                            $         4,944   $         4,662   $         8,652  $         7,475
                                                      ===============   ===============   ===============  ===============


Earnings per share:
Basic                                                 $          0.98   $         0.83    $          1.64  $          1.32
                                                      ===============   ===============   ===============  ===============
Diluted                                               $          0.95   $         0.81    $          1.60  $          1.29
                                                      ===============   ===============   ===============  ===============


   The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                                                            December 26,          June 27,
                                                                                1999                1999
                                                                           --------------     ---------------
                                                                            (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $      10,475            $ 28,611
     Receivables, net                                                             30,101              36,063
     Inventories-
         Finished products                                                         3,554               4,439
         Work in process                                                          14,275              11,145
         Raw materials                                                               971                 774
         LIFO adjustment                                                          (2,495)             (2,554)
                                                                           -------------      --------------
            Total inventories                                                     16,305              13,804
     Customer tooling in progress                                                  4,035               3,758
     Other current assets                                                          5,582               5,047
                                                                           -------------      --------------
         Total current assets                                                     66,498              87,283

Property, plant and equipment                                                     85,396              81,519
Less: accumulated depreciation                                                    44,098              40,608
                                                                           -------------      --------------
     Net property, plant and equipment                                            41,298              40,911
                                                                           -------------      --------------

                                                                           $     107,796      $      128,194
                                                                           =============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                      $      21,432      $       17,386
     Environmental                                                                 2,813               2,820
     Other accrued liabilities                                                     9,196              12,216
                                                                           -------------      --------------
         Total current liabilities                                                33,441              32,422

Deferred Income Taxes                                                                512                 512
Accrued pension and postretirement obligations                                    13,112              12,915

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 6,000,001 shares at December 26, 1999, and
       5,945,298 shares at June 27, 1999                                              60                  59
     Capital in excess of par value                                               45,272              43,999
     Retained earnings                                                            58,103              49,451
     Cumulative translation adjustments                                           (2,056)             (2,081)
     Less: treasury stock, at cost (1,298,165 shares at December 26,
       1999 and 378,788 shares at June 27, 1999)                                 (40,648)             (9,083)
                                                                           -------------      --------------
         Total shareholders' equity                                               60,731              82,345
                                                                           -------------      --------------

                                                                           $     107,796      $      128,194
                                                                           =============      ==============



The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)




                                                                        Six Months Ended
                                                                        ----------------
                                                                 December 26,       December 27,
                                                                     1999               1998
                                                                -------------      --------------
                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $       8,652      $        7,475
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                   3,735               3,481
         Change in operating assets and liabilities:
            (Increase) decrease in receivables                          5,966              (4,590)
            Increase in inventories                                    (2,501)               (749)
            Increase in other assets                                     (813)               (475)
            Increase in accounts payable and
                accrued liabilities                                     1,201               4,166
            Other, net                                                    242                  68
                                                                -------------      --------------
     Net cash provided by operating activities                         16,482               9,376

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                        (4,326)             (3,801)
                                                                -------------      --------------
     Net cash used in investing activities                             (4,326)             (3,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                       (31,590)             (3,230)
     Exercise of stock options                                          1,298                 438
                                                                -------------      --------------
     Net cash used in financing activities                            (30,292)             (2,792)
                                                                -------------      --------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 (18,136)              2,783

CASH AND CASH EQUIVALENTS
     Beginning of period                                               28,611              14,754
                                                                -------------      --------------
     End of period                                              $      10,475      $       17,537
                                                                =============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                          $       4,931      $        3,421

     Interest paid                                                          -                   -



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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of December 26, 1999, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the December 26, 1999 presentation.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):


                                                                         Six Months Ended
                                                                         ----------------
                                                        December 26, 1999                  December 27, 1998
                                                        -----------------                  -----------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                          $8,652      5,269      $1.64       $7,475      5,657       $1.32
                                                                         =====                               =====
Stock Options                                                   155                                153
                                                              -----                              -----
Diluted Earnings Per Share                        $8,652      5,424      $1.60       $7,475      5,810       $1.29
                                                              =====      =====                   =====       =====



                                                                        Three Months Ended
                                                                        ------------------
                                                        December 26, 1999                  December 27, 1998
                                                        -----------------                  -----------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                          $4,944      5,026       $0.98      $4,662      5,613       $0.83
                                                                          =====                              =====
Stock Options                                                   151                                146
                                                              -----                              -----
Diluted Earnings Per Share                        $4,944      5,177       $0.95      $4,662      5,759       $0.81
                                                              =====       =====                  =====       =====



                  Options to purchase 163,623 shares of common stock at prices ranging from $35.97 to $45.79 per share and 185,070 shares of common stock at prices ranging from $27.63 to $37.88 per share were outstanding as of December 26, 1999, and December 27, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME
   The following table presents the Company's comprehensive income (in thousands):


                                                 Three Months Ended                         Six Months Ended
                                                 ------------------                         ----------------
                                       December 26, 1999     December 27, 1998    December 26, 1999     December 27, 1998
                                       -----------------     -----------------    -----------------     -----------------
Net Income                                     $4,944              $4,662                 $8,652              $7,475
Change in Cumulative Translation
      Adjustments, net                           (59)                 -                       25                 -
                                               ------              ------                 ------              ------
Total Comprehensive Income                     $4,885              $4,662                 $8,677              $7,475
                                               ======              ======                 ======              ======

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

Analysis of Results of Operations

Three months ended December 26, 1999 compared to the three months ended December 27, 1998

      Net sales for the three months ended December 26, 1999 were $56.7 million, an increase of 4 percent compared to net sales of $54.5 million for the three months ended December 27, 1998. During the current quarter, sales to General Motors Corporation and Delphi Automotive Corporation were $26.4 million, an increase of 2 percent over very strong sales levels in the prior year quarter following the settlement of General Motors Corporation's labor disruption during the summer of 1998. Sales to the Ford Motor Company were comparable to the prior year quarter levels due to a combination of model mix changes and lower Taurus/Sable production. Sales to DaimlerChrysler Corporation increased 18 percent to $8.9 million. The increase was primarily due to increased vehicle production schedules and higher value mechanical and electrical content in the locksets the Company supplies. Sales to Mitsubishi Motor Manufacturing of America increased to $2.2 million compared to $600,000 in the prior year quarter. This increase is due to the Company supplying locksets on the newly introduced Mitsubishi Eclipse.

      Gross profit as a percentage of net sales was 22.5 percent in the current quarter compared to 22.7 percent in the prior year quarter. The lower gross margin is the result of several factors including plant rearrangement costs associated with the Milwaukee facility, product mix and increased U.S. dollar costs at the Company's Mexico assembly facility. The increased U.S. dollar costs are the result of the appreciation of the Mexican peso and higher wage inflation in comparison to the prior year quarter. The inflation rate in Mexico for the 12 months ended December 1999 was approximately 13 percent while the U.S. dollar/Mexican peso exchange rate fell to approximately 9.5 in the current year quarter from approximately 10.0 in the prior year quarter.

      Engineering, selling and administrative expenses were $4.9 million in the current quarter which is consistent with the prior year quarter.

      Income from operations was $7.9 million in the current quarter, compared to $7.3 million in the prior year quarter. The increased income from operations was primarily due to the increase in sales as previously discussed above.

      The effective income tax rate for the current quarter was 39 percent compared to 38 percent in the prior year quarter. The increase is due to an increase in the federal statutory tax rate resulting from higher net income levels as well as an increase in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 26, 1999 compared to the six months ended December 27, 1998

      Net sales for the six months ended December 26, 1999 were $106.4 million, an increase of 12 percent compared to net sales of $94.9 million for the six months ended December 27, 1998. Sales to General Motors Corporation and Delphi Automotive Corporation increased 17 percent to $49.1 million due to increased production volumes. In addition, labor disruptions at General Motors Corporation during July 1998 reduced sales to this customer by an estimated $4.4 million during the prior year September quarter. Sales to the Ford Motor Company were comparable to the prior year period levels due to a combination of model mix changes and lower Taurus/Sable production. Sales to DaimlerChrysler Corporation increased 18 percent to $16.2 million. The increase was primarily due to increased vehicle production schedules and higher value mechanical and electrical content in the locksets the Company supplies. Sales to Mitsubishi Motor Manufacturing of America increased to $4.1 million compared to $1.3 in the prior year period. This increase is due to the Company supplying locksets on the newly introduced Mitsubishi Eclipse.

      Gross profit as a percentage of net sales was 22.0 percent in the six months ended December 26, 1999, compared to 22.3 percent in the six months ended December 27, 1998. The lower gross margin is the result of several factors including higher production start-up costs relating to the launch of the new model year 2000 vehicles, plant rearrangement costs associated with the Milwaukee facility, and product mix. In addition, the gross margin was negatively impacted as inflationary cost pressures in Mexico over the last 12 months have resulted in higher U.S. dollar costs. The inflation rate in Mexico for the 12 months ended December 1999 was approximately 13 percent while the U.S. dollar/Mexican peso exchange rate fell to approximately 9.4 in the six months ended December 26, 1999, from approximately 9.8 in the prior year period. The negative impact of these factors was partially offset by a decrease in the cost of zinc, which the Company uses at a rate of approximately 1 million pounds per month, during the September quarter. The cost of zinc per pound averaged approximately $.52 in the quarter ended September 26, 1999, compared to approximately $.61 in the quarter ended September 27, 1998.

      Engineering, selling and administrative expenses were $9.8 million in the six months ended December 26, 1999, which is consistent with the prior year period.

      Income from operations was $13.7 million in the six months ended December 26, 1999, compared to $11.5 million in the prior year period. The increased income from operations was primarily due to the increase in sales as previously discussed above.

      The effective income tax rate for the six months ended December 26, 1999, was 39 percent compared to 37.6 percent in the prior year period. The increase is due to an increase in the federal statutory tax rate resulting from higher net income levels as well as an increase in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $16.5 million in the six months ended December 26, 1999. In the six months ended December 27, 1998, the Company generated $9.4 in cash from operating activities. The increased generation of cash is primarily due to the reduction in sales to General Motors during June 1998 and July 1998 as a result of previously discussed labor disruptions at this customer.

      The Company's investment in accounts receivable decreased by approximately $6.0 million to $30.1 million at December 26, 1999, as compared to $36.1 million at June 27, 1999, primarily due to a decrease in outstanding billings for customer tooling. Inventories increased by approximately $2.5 million at December 26, 1999, as compared to June 27, 1999 in support of increased sales levels.

      Capital expenditures during the six months ended December 26, 1999 were $4.3 million compared to $3.8 million during the six months ended December 27, 1998. The Company anticipates that capital expenditures will be approximately $9 million to $10 million in 2000, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 1,389,395 outstanding shares. A total of 1,303,900 shares have been repurchased as of December 26, 1999, at a cost of approximately $40.1 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2001. There were no outstanding borrowings under the Credit Facility at December 26, 1999. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

      Inflationary pressures have not significantly impacted the Company over the last several years, except for zinc and Mexican assembly operations as noted elsewhere in this Management's Discussion and Analysis.

Year 2000 Compliance

      The Company began working on its Year 2000 readiness project in late 1997. The project addressed operating systems, the manufacturing operations, customers and suppliers. The Company is Year 2000 compliant. As of the date of this report, the Company has no knowledge of any material Year 2000 matters that could have a material adverse effect on the company's financial condition or results of operations.

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

Other

      On October 19, 1999, the Company announced that it had signed a Memorandum of Understanding with E. Witte Verwaltungsgesellschaft MBH, and its operating unit, Witte-Velbert GmbH & Co. KG, which details the intent to form a strategic alliance and joint venture. Witte, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of over DM300 million in their last fiscal year. Witte designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. Witte's primary market for these products has been Europe. The proposed Witte-STRATTEC alliance provides for the manufacture, distribution and sale of Witte products by the Company in North America, and the manufacture, distribution and sale of the Company's products by Witte in Europe. Additionally, a joint venture company in which each company holds a 50 percent interest will be established to seek opportunities to manufacture and sell both companies' products in other areas of the world.

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

      The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular, relating to the automotive industry, consumer demand for the Company's and its customer's products, competitive and technological developments, foreign currency fluctuations and costs of operations.

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


Item 1 Legal Proceedings - None

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders -

         At the Company's Annual Meeting held on October 26, 1999, the shareholders voted to elect Michael J. Koss and John G. Cahill as directors for a term to expire in 2002. The number of votes cast for and withheld in the election of Michael J. Koss were 4,071,288 and 16,446, respectively. The number of votes cast for and withheld in the election of John G. Cahill were 4,078,412 and 9,322, respectively. Directors whose term continued after the meeting include Harold M. Stratton II and Robert Feitler with a term expiring in 2000 and Frank
         J. Krejci with a term expiring in 2001.

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

         (b) Reports on Form 8-K - None
----------------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STRATTEC SECURITY CORPORATION (Registrant)

Date: February 7, 2000           By  /S/ Patrick J. Hansen
                                     -----------------------

                                 Patrick J. Hansen
                                 Vice President,
                                 Chief Financial Officer,
                                 Treasurer and Secretary
                                 (Principal Accounting and Financial Officer)