Form 10-Q
period 2000-03-26
STRATTEC SECURITY CORP
filed 2000-05-09
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2000

                                       or

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

Common stock, par value $0.01 per share: 4,569,640 shares outstanding as of March 26, 2000.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                 March 26, 2000

                                      INDEX


                                                                                                   Page
Part I - FINANCIAL INFORMATION                                                                     ----

Item 1   Consolidated Statements of Income                                                           3
         Consolidated Balance Sheets                                                                 4
         Consolidated Statements of Cash Flows                                                       5
         Notes to Consolidated Financial Statements                                                  6
Item 2   Management's Discussion and Analysis of Results
            of Operations and Financial Condition                                                  7-10
Item 3   Quantitative and Qualitative Disclosures About Market Risk                                 10


Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                          11
Item 2   Changes in Securities and Use of Proceeds                                                  11
Item 3   Defaults Upon Senior Securities                                                            11
Item 4   Submission of Matters to a Vote of Security Holders                                        11
Item 5   Other Information                                                                          11
Item 6   Exhibits and Reports on Form 8-K                                                           11

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                                             Three Months Ended                Nine Months Ended
                                                             ------------------                -----------------
                                                         March 26,        March 28,        March 26,          March 28,
                                                           2000             1999              2000              1999
                                                      ---------------   ---------------  ---------------   --------------
                                                                 (unaudited)                         (unaudited)
Net sales                                                    $ 54,539         $ 51,220         $ 160,932        $ 146,111

Cost of goods sold                                             42,551           39,149           125,507          112,832
                                                      ---------------   --------------    --------------   --------------

    Gross profit                                               11,988           12,071            35,425           33,279

Engineering, selling and administrative
    expenses                                                    4,847            5,078            14,630           14,794
                                                       --------------   --------------    --------------   --------------

    Income from operations                                      7,141            6,993            20,795           18,485

Interest income                                                   146              309               825              785
Interest expense                                                    -                -                 -                -
Other expense, net                                                (91)             (91)             (240)             (74)
                                                      ---------------   --------------    --------------   --------------

    Income before provision for income taxes                    7,196            7,211            21,380           19,196

Provision for income taxes                                      2,806            2,740             8,338            7,250
                                                      ---------------   --------------    --------------   --------------

Net income                                                     $4,390           $4,471           $13,042          $11,946
                                                      ===============   ==============    ==============   ==============


Earnings per share:
Basic                                                          $ 0.94           $ 0.79            $ 2.57           $ 2.11
                                                      ===============   ==============    ==============   ==============
Diluted                                                        $ 0.91           $ 0.77            $ 2.50           $ 2.06
                                                      ===============   ==============    ==============   ==============



       The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                            March 26,            June 27,
                                                                                              2000                1999
                                                                                          -------------    --------------
ASSETS                                                                                     (unaudited)
Current Assets:
     Cash and cash equivalents                                                                  $ 9,229          $ 28,611
     Receivables, net                                                                            32,027            36,063
       Inventories-
         Finished products                                                                        3,777             4,439
         Work in process                                                                         12,935            11,145
         Raw materials                                                                              732               774
         LIFO adjustment                                                                         (2,538)           (2,554)
                                                                                          -------------    --------------
            Total inventories                                                                    14,906            13,804
     Customer tooling in progress                                                                 4,601             3,758
     Other current assets                                                                         5,337             5,047
                                                                                          -------------    --------------
         Total current assets                                                                    66,100            87,283

Property, plant and equipment                                                                    86,792            81,519
Less: accumulated depreciation                                                                   45,705            40,608
                                                                                          -------------    --------------
     Net property, plant and equipment                                                           41,087            40,911
                                                                                          -------------    --------------

                                                                                              $ 107,187          $128,194
                                                                                          =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                          $ 19,635          $ 17,386
     Environmental                                                                                2,802             2,820
     Other accrued liabilities                                                                   10,446            12,216
                                                                                          -------------    --------------
         Total current liabilities                                                               32,883            32,422

Deferred Income Taxes                                                                               512               512
Accrued pension and postretirement obligations                                                   13,154            12,915

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 6,018,001 shares at March 26, 2000, and
          5,945,298 shares at June 27, 1999                                                          60                59
     Capital in excess of par value                                                              45,663            43,999
     Retained earnings                                                                           62,493            49,451
     Cumulative translation adjustments                                                          (1,938)           (2,081)
     Less: treasury stock, at cost (1,448,361 shares at March 26,
                     2000 and 378,788 shares at June 27, 1999)                                  (45,640)           (9,083)
                                                                                          -------------    --------------
         Total shareholders' equity                                                              60,638            82,345
                                                                                          -------------    --------------

                                                                                              $ 107,187          $128,194
                                                                                          =============    ==============


    The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                                  Nine Months Ended
                                                                                            March 26,          March 28,
                                                                                              2000                1999
                                                                                          -------------    --------------
                                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                               $  13,042         $  11,946
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                             5,648             5,266
         Change in operating assets and liabilities:
            (Increase) decrease in receivables                                                    4,064            (9,390)
            Increase in inventories                                                              (1,102)           (1,157)
            (Increase) decrease in other assets                                                  (1,108)            3,968
            Increase in accounts payable and
                accrued liabilities                                                                 645             3,957
            Other, net                                                                              342               235
                                                                                          -------------    --------------
     Net cash provided by operating activities                                                   21,531            14,825

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                  (6,020)           (6,206)
                                                                                          -------------    --------------
     Net cash used in investing activities                                                       (6,020)           (6,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                                 (36,594)           (3,428)
     Exercise of stock options                                                                    1,701             1,144
                                                                                          -------------    --------------
     Net cash used in financing activities                                                      (34,893)           (2,284)
                                                                                          -------------    --------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                           (19,382)            6,335

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                         28,611            14,754
                                                                                          -------------    --------------
     End of period                                                                            $   9,229         $  21,089
                                                                                          =============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                        $   8,217         $   6,507
     Interest paid                                                                                    -                 -


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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of March 26, 2000, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the March 26, 2000 presentation.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                                          Nine Months Ended
                                                                          -----------------
                                                           March 26, 2000                    March 28, 1999
                                                           --------------                    --------------
                                                     Net                 Per-Share      Net                 Per-Share
                                                   Income    Shares        Amount     Income     Shares       Amount
                                                   ------    ------        ------     ------     ------       ------
Basic Earnings Per Share                           $13,042    5,068         $2.57     $11,946     5,654        $2.11
                                                                            =====                              =====
Stock Options                                                   151                                 155
                                                                ---                                 ---
Diluted Earnings Per Share                         $13,042    5,219         $2.50     $11,946     5,809        $2.06
                                                              =====         =====                 =====        =====


                                                                          Three Months Ended
                                                                          ------------------
                                                           March 26, 2000                     March 28, 1999
                                                           --------------                     --------------
                                                     Net                 Per-Share      Net                 Per-Share
                                                    Income   Shares        Amount      Income    Shares       Amount
                                                    ------   ------        ------      ------    ------       ------
Basic Earnings Per Share                            $4,390    4,667         $0.94      $4,471     5,649        $0.79
                                                                            =====                              =====
Stock Options                                                   141                                 158
                                                                ---                                 ---
Diluted Earnings Per Share                          $4,390    4,808         $0.91      $4,471     5,807        $0.77
                                                              =====         =====                 =====        =====

      Options to purchase 163,623 shares of common stock at prices ranging from $35.97 to $45.79 per share and 157,357 shares of common stock at prices ranging from $31.63 to $37.88 per share were outstanding as of March 26, 2000, and March 28, 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):

                                                   Three Months Ended                        Nine Months Ended
                                                   ------------------                        -----------------
                                           March 26, 2000      March 28, 1999        March 26, 2000      March 28, 1999
                                           --------------      --------------        --------------      --------------
Net Income                                     $4,390              $4,471                $13,042             $11,946
Change in Cumulative Translation
      Adjustments, net                            118               (229)                    143               (229)
                                                  ---               -----                -------              ------
Total Comprehensive Income                     $4,508              $4,242                $13,185             $11,717
                                               ======              ======                =======             =======

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

Analysis of Results of Operations

Three months ended March 26, 2000 compared to the three months ended March 28, 1999

      Net sales for the three months ended March 26, 2000 were $54.5 million, an increase of 6 percent compared to net sales of $51.2 million for the three months ended March 28, 1999. During the current quarter, sales to General Motors Corporation, Ford Motor Company, and Delphi Automotive Systems Corporation each increased approximately 2 percent over the prior year quarter. Sales to DaimlerChrysler Corporation increased 9 percent, and sales to Mitsubishi Motor Manufacturing of America, Inc. were approximately five times the prior year quarter's level due to an increase in the Company's share of this customers production requirements.

      Gross profit as a percentage of net sales was 22.0 percent in the current quarter compared to 23.6 percent in the prior year quarter. The lower gross margin is the result of several factors including continued investment in process changes, facilities rearrangement and training associated with Lean Manufacturing initiatives, product mix, an increase in the cost of zinc, and increased U.S. dollar costs at the Company's Mexico assembly facility. The major portion of the facilities rearrangement will be completed over the next 4 to 5 months. Benefits are beginning to be realized in the form of cost reduction, inventory reduction and the enhanced ability to meet continually increasing customer requirements for productivity and quality. The cost of zinc per pound, which the Company uses at a rate of approximately 1 million pounds per month, increased to an average of $.58 in the current quarter compared to an average of $.52 in the prior year quarter. The increased U.S. dollar costs at the Company's Mexico assembly facility are the result of the appreciation of the Mexican peso combined with annual wage increases effective January 2000, in comparison to the prior year quarter. The inflation rate in Mexico for the 12 months ended March 2000 was approximately 10 percent while the U.S. dollar/Mexican peso exchange rate fell to approximately 9.4 in the current year quarter from approximately
9.9 in the prior year quarter. The Company believes the exchange rate will become more favorable in the last half of calendar 2000.

      Engineering, selling and administrative expenses were $4.8 million in the current quarter compared to $5.1 million in the prior year quarter. Current year expense levels reflect the favorable impact of moving the Company's service aftermarket warehouse and distribution to the Milwaukee facility in April 1999. Also, included in current year expenses are substantial development activities associated with new products and the Company's globalization activities with its alliance partner, WiTTE-Velbert GmbH & Co. KG.

      Income from operations was $7.1 million in the current quarter, compared to $7.0 million in the prior year quarter. Income from operations was relatively consistent between periods reflecting the increased sales levels and reduced gross margins as previously discussed above.

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

Nine months ended March 26, 2000 compared to the nine months ended March 28,
1999

      Net sales for the nine months ended March 26, 2000 were $160.9 million, an increase of 10 percent compared to net sales of $146.1 million for the nine months ended March 28, 1999. Sales to General Motors Corporation and Delphi Automotive Corporation increased 12 percent to $72.5 million due to increased production volumes. In addition, labor disruptions at General Motors Corporation during July 1998 reduced sales to this customer by an estimated $4.4 million during the prior year September quarter. Sales to the Ford Motor Company were comparable to the prior year period levels due to a combination of model mix changes and lower Taurus/Sable production. Sales to DaimlerChrysler Corporation increased 15 percent to $25.1 million. The increase was primarily due to increased vehicle production schedules and higher value mechanical and electrical content in the lock sets the Company supplies. Sales to Mitsubishi Motor Manufacturing of America increased to $6.4 million compared to $1.7 in the prior year period. This increase is due an increase in the Company's share of this customer's production requirements.

      Gross profit as a percentage of net sales was 22.0 percent in the nine months ended March 26, 2000, compared to 22.8 percent in the nine months ended March 28, 1999. The lower gross margin is the result of several factors including higher production start-up costs relating to the launch of the new model year 2000 vehicles, investment in process changes, facilities rearrangement and training associated with Lean Manufacturing initiatives, product mix, and increased U.S. dollar costs at the Company's Mexico assembly facility. The major portion of the facilities rearrangement will be completed over the next 4 to 5 months. Benefits are beginning to be realized in the form of cost reduction, inventory reduction and the enhanced ability to meet continually increasing customer requirements for productivity and quality. The increased U.S. dollar costs at the Company's Mexico assembly facility are the result of the appreciation of the Mexican peso and higher wage inflation in comparison to the prior year quarter. The inflation rate in Mexico for the 12 months ended March 2000 was approximately 10 percent while the U.S. dollar/Mexican peso exchange rate fell to approximately 9.4 in the nine months ended March 26, 2000 from approximately 9.8 in the prior year period. The Company believes the exchange rate will become more favorable in the last half of calendar 2000. In addition, the average cost of zinc per pound, which the Company uses at a rate of approximately 1 million pounds per month, increased to approximately $.55 in the nine months ended March 26, 2000, from approximately $.53 in the prior year period.

      Engineering, selling and administrative expenses were $14.6 million in the nine months ended March 26, 2000, compared to $14.8 million in the nine months ended March 28, 1999. Current year expense levels reflect the favorable impact of moving the Company's service aftermarket warehouse and distribution to the Milwaukee facility in April 1999. Also, included in current year expenses are substantial development activities associated with new products and the Company's globalization activities with its alliance partner, WiTTE-Velbert GmbH & Co. KG.

      Income from operations was $20.8 million in the nine months ended March 26, 2000, compared to $18.5 million in the prior year period. The increased income from operations was primarily due to the increase in sales as previously discussed above.

      The effective income tax rate for the nine months ended March 26, 2000, was 39 percent compared to 37.8 percent in the prior year period. The increase is due to an increase in the federal statutory tax rate resulting from higher net income levels as well as an increase in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $21.5 million in the nine months ended March 26, 2000. In the nine months ended March 28, 1999, the Company generated $14.8 in cash from operating activities. The increased generation of cash is primarily due to the reduction in sales to General Motors during June 1998 and July 1998 as a result of previously discussed labor disruptions at this customer.

      The Company's investment in accounts receivable decreased by approximately $4.0 million to $32.0 million at March 26, 2000, as compared to $36.1 million at June 27, 1999, primarily due to a decrease in outstanding billings for customer tooling. Inventories increased by approximately $1.1 million at March 26, 2000, as compared to June 27, 1999 in support of increased sales levels.

      Capital expenditures during the nine months ended March 26, 2000 were $6.0 million compared to $6.2 million during the nine months ended March 28, 1999. The Company anticipates that capital expenditures will be approximately $9 million in 2000, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 1,889,395 outstanding shares. A total of 1,454,880 shares have been repurchased as of March 26, 2000, at a cost of approximately $45.7 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and borrowings under existing credit facilities.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2001. There were no outstanding borrowings under the Credit Facility at March 26, 2000. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

Other

      On October 19, 1999, the Company announced that it had signed a Memorandum of Understanding with E. WiTTE Verwaltungsgesellschaft GMBH, and its operating unit, WiTTE-Velbert GmbH & Co. KG ("WiTTE"), which details the intent to form a strategic alliance and joint venture. WiTTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of over DM300 million in their last fiscal year. WiTTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WiTTE's primary market for these products has been Europe. The proposed WiTTE-STRATTEC alliance provides for the manufacture, distribution and sale of WiTTE products by the Company in North America, and the manufacture, distribution and sale of the Company's products by WiTTE in Europe. Additionally, a joint venture company in which each company holds a 50 percent interest has been established to seek opportunities to manufacture and sell both companies' products in other areas of the world.

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

                                 STRATTEC SECURITY CORPORATION (Registrant)

Date: May 9, 2000                By  /S/ Patrick J. Hansen
                                     ----------------------

                                 Patrick J. Hansen
                                 Vice President,
                                 Chief Financial Officer,
                                 Treasurer and Secretary
                                 (Principal Accounting and Financial Officer)