Form 10-K
period 2000-07-02
STRATTEC SECURITY CORP
filed 2000-09-18
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 2, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of August 18, 2000 was approximately $149,340,000 (based upon the last reported sale price of the Common Stock at August 18, 2000 on the NASDAQ National Market). On August 18, 2000, there were outstanding 4,458,043 shares of $.01 par value Common Stock.

                       Documents Incorporated by Reference

                                                                                          Part of the Form 10-K
         Document                                                                         into which incorporated
         --------                                                                         -----------------------
Portions of the Annual Report to Shareholders for the
fiscal year ended July 2, 2000.                                                                  I, II, IV

Portions of the Proxy Statement dated September 15, 2000, for the
Annual Meeting of Shareholders to be held on October 24, 2000.                                      III

                                     PART I

ITEM 1. BUSINESS

         The information set forth under "Company Description" which appears on pages 4 through 8 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under "Export Sales" included on page 21 of the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

EMERGING TECHNOLOGIES

         Automotive vehicle access systems, which are both theft deterrent and end user friendly, are being developed as mechanical-electrical devices. Electronic companies are developing user identification systems such as bio-systems, card holder (transmitter) systems, etc., while locks and door latches are metamorphosing to accommodate the electronics. This will result in more secure vehicles and eventually passive entry.

         Innovations in coatings, which could potentially eliminate the need for grease and innovative product redesign, offer potential cost reductions for manufacturing and original equipment manufacturers.

         These technologies benefit the Company by increasing the potential customer base as a tier 2 supplier while attaining tier 1 status on some product lines and adding additional product line availability.

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

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         The Company believes that the success of its business will not only result from the technical competence, creativity and marketing abilities of its employees but also from the protection of its intellectual property through patents, trademarks and copyrights. As part of its ongoing research, development and manufacturing activities, the Company has a policy of seeking patents on new products, processes and improvements when appropriate. The Company owns 25 issued United States patents, with expirations occurring between 2010 and 2018.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

         A very significant portion of the Company's annual sales are to General Motors Corporation, Delphi Automotive Corporation, Ford Motor Company, and DaimlerChrysler Corporation. These four customers accounted for approximately 85% of the Company's total net sales in each fiscal year 1998 through 2000. Further information regarding sales to the Company's largest customers is set forth under "Sales to Largest Customers" included on page 21 of the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers' ability to produce and sell vehicles which utilize the Company's products. The Company has enjoyed relationships with General Motors Corporation, DaimlerChrysler Corporation, Ford Motor Company, and Delphi Automotive Corporation in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company's financial performance.

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

         The typical process used by automotive manufacturers in selecting a lock supplier is to offer the business opportunity to the Company and various of the Company's competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, the price is fixed for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year and releases, quantity commitments, are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a "Just-in-Time" supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.

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

RESEARCH AND DEVELOPMENT

         The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2000, 1999, and 1998, the Company spent $2,800,000, $2,383,000, and $2,469,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

CUSTOMER TOOLING

         An important aspect of the Company's production processes is customer program specific assembly lines and production tooling. In general, capital equipment acquired by the Company for customer product programs is recognized as a long-term asset and depreciated. Ownership of tooling for these same programs is determined through negotiations with the customer. For products in which the customer maintains ownership of the tooling, costs are accumulated as a current asset on the Company's balance sheet and rebilled to the customer upon formal product approval from the customer. Recovery of tooling costs for which the Company retains ownership occurs over the life of the program through the piece price. See Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

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

EMPLOYEES

         At July 2, 2000, the Company had approximately 2,940 full-time employees, of which approximately 485 or 16 percent, were represented by a labor union.

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
Juarez, Chihuahua Mexico       Subsidiary Offices and Assembly..........................     97,000      Owned
El Paso, Texas                 Finished Goods Warehouse.................................     22,800      Leased**
Troy, Michigan                 Sales and Engineering  Office for Detroit Area...........      3,000      Leased**

-------------------
** Leased unit within a complex.

The Company believes that both of its production facilities are adequate for the foreseeable future as they relate to the Company's current products. As the Company evaluates and expands into other products, consideration of further production facilities will be necessary.

ITEM 3. LEGAL PROCEEDINGS

         In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2000.

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

NAME AND AGE                    POSITION AND BUSINESS EXPERIENCE
------------                    --------------------------------
Harold M. Stratton II, 52       Chairman and Chief Executive Officer of the Company since 1999. President and
                                Chief Executive Officer of the Company 1994 to 1999. Vice President of Briggs &
                                Stratton Corporation and General Manager of the Technologies Division of Briggs
                                & Stratton Corporation since 1989.

John G. Cahill, 43              President and Chief Operating Officer of the Company since 1999. Executive Vice
                                President, Chief Financial Officer, Treasurer and Secretary of the Company 1994
                                to 1999. Vice President, Chief Financial Officer, Secretary and Treasurer,
                                Johnson Worldwide Associates, Inc. (manufacturer and marketer of recreational and marking systems products) 1992 to 1994 and Corporate Controller from 1989 to
                                1992.

Michael R. Elliott, 44          Vice President - Global Market Development since 1999. Vice President - Sales and Marketing of the Company 1994 to 1999. Vice President - Marketing and Sales
                                of the Technologies Division since 1993. Vice President - Corporate Development of Iverness Casting Group (a producer of castings and injection molded products)
                                from 1991 to 1992. Vice President - Sales and Marketing of Iverness Casting
                                Group from 1990 to 1991. Sales, Marketing and Planning Manager of the AC
                                Rochester Division of General Motors Corporation (an automotive manufacturer)
                                from 1988 to 1990.

Patrick J. Hansen, 41           Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
                                since 1999. Corporate Controller of the Company 1995 to 1999. Controller,
                                Schwarz Pharma (manufacturer and distributor of pharmaceutical drugs) 1993 to
                                1995. Corporate Controller, ASAA Inc. (manufacturer of automotive parts) 1989 to
                                1993.

Donald J. Harrod, 56            Vice President - Engineering of the Company since 1998. Product Engineering
                                Manager, Mertior/Rockwell (manufacturer of automotive parts) 1997 to 1998. Vice
                                President - Engineering, Coltec Farnem Holley (manufacturer of automotive parts)
                                1986 to 1997.

Donald P. Klick, 48             Vice President - Business Operations of the Company since 1999. Vice President -
                                Engineering, Erie Controls (manufacturer of HVAC control components) 1998 to
                                1999. Engineering Program Director, Tower Automotive/A.O. Smith (manufacturer of automotive parts) 1994 to 1998.

Gerald L. Peebles, 57           Vice President and General Manager of STRATTEC de Mexico - since 1997. Vice
                                President - Operations of the Company 1995 - 1997. Vice President - Operations
                                of the Technologies Division since 1994. Operations Manager - Juarez Plant of the Technologies Division from 1990 to 1994. Plant Manager - Juarez Plant of the
                                Technologies Division from 1988 to 1990.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information set forth in the "Quarterly Financial Data" section appearing on page 23 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

         The Company does not intend to pay cash dividends on the Company Common Stock in the foreseeable future; rather, it is currently anticipated that Company earnings will be retained for use in its business. The future payment of dividends will depend on business decisions that will be made by the Board of Directors from time to time based on the results of operations and financial condition of the Company and such other business considerations as the Board of Directors considers relevant. The Company's revolving credit agreement contains restrictions on the payment of dividends. See Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information set forth under "Five Year Financial Summary" which appears on page 23 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth under "Management's Discussion and Analysis" which appears on pages 10 through 12 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company did not hold any market risk sensitive instruments during the period covered by this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, together with the report thereon of Arthur Andersen LLP dated August 2, 2000, which appear on pages 13 through 23 of the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.

         The Quarterly Financial Data (unaudited) which appears on page 23 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on pages 2 through 6 of the Company's Proxy Statement, dated September 15, 2000, under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information on pages 7 through 14 of the Company's Proxy Statement, dated September 15, 2000, under "Executive Compensation" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information on pages 3 through 6 of the Company's Proxy Statement, dated September 15, 2000, under "Security Ownership" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information on pages 7 through 14 of the Company's Proxy Statement, dated September 15, 2000, under "Executive Compensation" is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents Filed as part of this Report

              (1) Financial Statements - The following financial statements of the Company, included on pages 13 through 22 of the Company's 2000 Annual Report to Shareholders, are incorporated by reference in Item 8.

                    Report of Independent Public Accountants

                    Balance Sheets - as of July 2, 2000 and June 27, 1999

                    Statements of Income - years ended July 2, 2000, June 27, 1999 and June 28, 1998

                    Statements of Changes in Equity - years ended July 2, 2000, June 27, 1999 and June 28, 1998

                    Statements of Cash Flows - years ended July 2, 2000, June 27, 1999 and June 28, 1998

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

              (3) Exhibits.  See "Exhibit Index" beginning on page 11.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the STRATTEC SECURITY CORPORATION Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated August 2, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
August 2, 2000.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                               Balance,         Provision         Payments       Balance,
                                              Beginning         Charged to      and Accounts      End of
                                               of Year        Profit & Loss     Written Off        Year
                                               -------        -------------     -----------        ----
Year ended July 2, 2000
Allowance for doubtful accounts                 $250               $43              $43            $250
                                                ====               ===              ===            ====

Year ended June 27, 1999
Allowance for doubtful accounts                 $250               $33              $33            $250
                                                ====               ===              ===            ====

Year ended June 28, 1998
Allowance for doubtful accounts                 $250                $0               $0            $250
                                                ====                ==               ==            ====

                                   SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STRATTEC SECURITY CORPORATION
                                             By:   /s/ Harold M. Stratton II
                                                 -----------------------------
                                             Harold M. Stratton II, Chairman and
                                             Chief Executive Officer

Date:  August 29, 2000

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

              Signature                                       Title                              Date
              ---------                                       -----                              ----
/s/  Harold M. Stratton II                          Chairman, Chief Executive
--------------------------------                      Officer, and Director                August 29, 2000
      Harold M. Stratton II


/s/  John G. Cahill                                President, Chief Operating              August 29, 2000
-------------------------------                       Officer and Director
         John G. Cahill


/s/ Frank J. Krejci                                         Director                       August 29, 2000
-------------------------------
         Frank J. Krejci


/s/  Michael J. Koss                                        Director                       August 29, 2000
-------------------------------
         Michael J. Koss


/s/ Robert Feitler                                          Director                       August 29, 2000
-------------------------------
          Robert Feitler

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

3.2 (2)       By-laws of the Company                                                                            *

4.1 (2)       Rights Agreement between the Company and Firstar Trust Company, as Rights Agent                   *

4.2 (3)       Revolving Credit Agreement dated as of February 27, 1995 by and between the Company               *
              and M&I Bank, together with Revolving Credit Note

10.1 (5)      STRATTEC SECURITY CORPORATION Stock Incentive Plan                                                *

10.2 (6)      Employment Agreements between the Company and the identified executive officers                   *

10.3 (1) (6)  Change In Control Agreement between the Company and the identified executive officers             *

10.15 (4)     STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive                             *
              Officers and Senior Managers

13.1          Annual Report to Shareholders for the year ended July 2, 2000                                     12

21 (1)        Subsidiaries of the Company                                                                       *

23            Consent of Independent Public Accountants dated September 18, 2000                                46

27            Financial Data Schedule                                                                           47

-----------------------

(1) Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.
(2) Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.
(3) Incorporated by reference form the April 2, 1995 Form 10-Q filed on May 17, 1995.
(4) Incorporated by reference from the July 2, 1995 Form 10-K filed on September 14, 1995.
(5) Incorporated by reference from the Proxy Statement for the 1997 Annual Meeting of Shareholders filed on September 10, 1997.
(6) Incorporated by reference from the June 27, 1999 Form 10-K filed on September 17, 1999.