Form 10-Q
period 2000-10-01
STRATTEC SECURITY CORP
filed 2000-11-03
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

                                       or

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

Common stock, par value $0.01 per share: 4,471,454 shares outstanding as of October 1, 2000.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                 October 1, 2000

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


Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                                                                   Three Months Ended
                                                                                   ------------------
                                                                               October 1,      September 26,
                                                                                  2000             1999
                                                                             --------------   --------------
                                                                                      (unaudited)

Net sales                                                                        $ 52,421          $ 49,667

Cost of goods sold                                                                 41,083            38,979
                                                                                 --------          --------

    Gross profit                                                                   11,338            10,688

Engineering, selling and administrative
    expenses                                                                        5,033             4,888
                                                                                 --------          --------

    Income from operations                                                          6,305             5,800

Interest income                                                                       193               388
Other expense, net                                                                   (187)             (108)
                                                                                 --------          --------

    Income before provision for income taxes                                        6,311             6,080

Provision for income taxes                                                          2,430             2,372
                                                                                 --------          --------

Net income                                                                       $  3,881          $  3,708
                                                                                 ========          ========


Earnings per share:
Basic                                                                            $    .87          $    .67
                                                                                 ========          ========
Diluted                                                                          $    .85          $    .65
                                                                                 ========          ========


The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                 October 1,          July 2,
                                                                                    2000              2000
                                                                               --------------     --------------
ASSETS                                                                          (unaudited)
Current Assets:
     Cash and cash equivalents                                                     $  13,847          $  13,915
     Receivables, net                                                                 29,174             28,731
       Inventories-
         Finished products                                                             5,687              3,630
         Work in process                                                              13,602             12,374
         Raw materials                                                                 1,242              1,054
         LIFO adjustment                                                              (2,685)            (2,716)
                                                                                   ---------          ---------
            Total inventories                                                         17,846             14,342
     Customer tooling in progress                                                      1,160              4,248
     Other current assets                                                              5,383              5,365
                                                                                   ---------          ---------
         Total current assets                                                         67,410             66,601

Property, plant and equipment                                                         90,649             89,912
Less: accumulated depreciation                                                        48,696             47,531
                                                                                   ---------          ---------
     Net property, plant and equipment                                                41,953             42,381
                                                                                   ---------          ---------

                                                                                   $ 109,363          $ 108,982
                                                                                   =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                              $  18,311          $  19,694
     Environmental                                                                     2,767              2,770
     Other accrued liabilities                                                         8,588             11,637
                                                                                   ---------          ---------
         Total current liabilities                                                    29,666             34,101

Deferred Income Taxes                                                                    299                299
Accrued pension and postretirement obligations                                        14,455             14,132


Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 6,138,802 shares at October 1, 2000, and
          6,120,788 shares at July 2, 2000                                                61                 61
     Capital in excess of par value                                                   48,320             47,924
     Retained earnings                                                                71,845             67,964
     Accumulated other comprehensive loss                                             (2,036)            (2,239)
     Less: treasury stock, at cost (1,667,348 shares at October 1,
         2000 and 1,668,179 shares at July 2, 2000)                                  (53,247)           (53,260)
                                                                                   ---------          ---------
         Total shareholders' equity                                                   64,943             60,450
                                                                                   ---------          ---------

                                                                                   $ 109,363          $ 108,982
                                                                                   =========          =========


The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                October 1,        September 26,
                                                                                   2000               1999
                                                                              --------------     ---------------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  3,881           $  3,708
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                                 1,904              1,843
         Change in operating assets and liabilities:
            (Increase) decrease in receivables                                         (390)             4,553
            Increase in inventories                                                  (3,504)            (1,876)
            (Increase) decrease in other assets                                       3,131               (201)
            Decrease in accounts payable and
                accrued liabilities                                                  (4,220)            (4,887)
              Exercise of stock options - tax benefit                                   108                172
            Other, net                                                                  238                 59
                                                                                   --------           --------
     Net cash provided by operating activities                                        1,148              3,371

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                      (1,518)            (1,807)
                                                                                   --------           --------
     Net cash used in investing activities                                           (1,518)            (1,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                          --             (4,778)
     Exercise of stock options                                                          302                530
                                                                                   --------           --------
     Net cash provided by (used in) financing activities                                302             (4,248)
                                                                                   --------           --------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                                   (68)            (2,684)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                             13,915             28,611
                                                                                   --------           --------
     End of period                                                                 $ 13,847           $ 25,927
                                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                             $    661           $    386
     Interest paid                                                                       --                 --



The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF FINANCIAL STATEMENTS
      STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related access security products for major automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, its wholly owned Mexican subsidiary, and its foreign sales corporation.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of October 1, 2000, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the October 1, 2000 presentation.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):


                                                                         Three Months Ended
                                                                         ------------------
                                                           October 1, 2000               September 26, 1999
                                                           ---------------               ------------------
                                                    Net                 Per-Share      Net                Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $3,881    4,479         $0.87      $3,708     5,511        $0.67
                                                                            =====                              =====
Stock Options                                                   103                                 160
                                                              -----                               -----
Diluted Earnings Per Share                          $3,881    4,582         $0.85      $3,708     5,671        $0.65
                                                              =====         =====                 =====        =====

      Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted
EPS because the options' exercise prices were greater than the average market price of the common shares:


                                                                                            Exercise
                    Period Ended                                   Shares                     Price
                    ------------                                   ------                     -----
                  October 1, 2000                                   80,000                    $45.79
                                                                    80,000                    $43.07
                                                                    78,623                    $37.88
                                                                     5,000                    $35.97

                  September 26, 1999                                80,000                    $45.79
                                                                    78,623                    $37.88
                                                                     5,000                    $35.97



COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):


                                                                         Three Months Ended
                                                                         ------------------
                                                           October 1, 2000                September 26, 1999
                                                           ---------------                ------------------
Net Income                                                      $3,881                            $3,708
Change in Cumulative Translation
     Adjustments, net                                              203                                84
                                                                ------                            ------
Total Comprehensive Income                                      $4,084                            $3,792
                                                                ======                            ======

Item 2
                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      The following Management's Discussion and Analysis should be read in conjunction with the Company's accompanying Financial Statements and Notes thereto and the Company's 2000 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

  Three months ended October 1, 2000 compared to the three months ended September 26, 1999

      Net sales for the three months ended October 1, 2000 were $52.4 million, a increase of 5 percent compared to net sales of $49.7 million for the three months ended September 26, 1999. Sales to the Company's largest customers overall increased in the current quarter compared to the prior year quarter, with Mitsubishi Motor Manufacturing of America, Inc. increasing 95 percent, and DaimlerChrysler Corporation increasing 7 percent. Sales to General Motors Corporation, Delphi Automotive Systems Corporation and Ford Motor Company were flat with the prior year quarter. The impact of the Firestone tire recall on Ford Explorer and Ranger pickup truck production during the current year quarter reduced sales to the Ford Motor Company by an estimated $500,000. However, product mix and content changes for the remainder of the Ford Motor Company products supplied by the Company offset this reduction. Sales to the Company's Industrial and Service Products customers increased, primarily with sales of the Company's new Vehicle Access Control Systems (VACS) product into the delivery van market.

      Gross profit as a percentage of net sales was 21.6 percent in the current quarter compared to 21.5 percent in the prior year quarter. Gross profit margins were comparable with the prior year quarter, despite the impact of higher raw material costs, primarily zinc, as well as continued wage inflation in Mexico combined with an unfavorable Mexican peso to U.S. dollar exchange rate. The cost of zinc, which the Company uses at a rate of approximately 1 million pounds per month, averaged approximately $.60 in the current quarter compared to approximately $.52 in the prior year quarter. The inflation rate in Mexico for the 12 months ended October 1 2000 was approximately 9 percent while the U.S. dollar/Mexican peso exchange remained flat between quarters at approximately 9.35.

      Engineering, selling and administrative expenses were $5.0 million in the current quarter which is consistent with the prior year quarter.

      Income from operations was $6.3 million in the current quarter, compared to $5.8 million in the prior year quarter. The increased income from operations was primarily due to the increase in sales as previously discussed above.

      The effective income tax rate for the current quarter was 38.5 percent compared to 39 percent in the prior year quarter. The decrease is due to a decrease in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $1.0 million in the three months ended October 1, 2000 compared to $3.2 million in the three months ended September 26, 1999. The decreased generation of cash is primarily due to the collection of significant billings for customer tooling in the prior year quarter.

      Accounts receivable of $29.2 million at October 1, 2000 is consistent with the balance at July 2, 2000. Inventories increased by approximately $3.5 million at October 1, 2000, as compared to July 2, 2000 in support of 2001 model year changeovers and startup.

      Capital expenditures during the three months ended October 1, 2000 were $1.5 million compared to $1.8 million during the three months ended September 26, 1999. The Company anticipates that capital expenditures will be approximately $10 million in 2001, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 2,389,395 outstanding shares. A total of 1,675,710 shares have been repurchased as of October 1, 2000, at a cost of approximately $53.4 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and to a lesser extent from borrowings under existing credit facilities.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2001. There were no outstanding borrowings under the Credit Facility at October 1, 2000. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

      The Company has not been significantly impacted by inflationary pressures over the last several years, except for zinc and Mexican assembly operations as noted elsewhere in this Management's Discussion and Analysis.

Mexican Operations

      The Company has assembly operations in Juarez, Mexico. Since December 28, 1998, the functional currency of the Mexican operation has been the Mexican peso. The effects of currency fluctuations result in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with Statement of Financial Accounting Standard (SFAS) No. 52, "Foreign Currency Translation."

Other

      On October 19, 1999, the Company announced that it had signed a Memorandum of Understanding with E. WiTTE Verwaltungsgesellschaft GMBH, and its operating unit, WiTTE-Velbert GmbH & Co. KG ("WiTTE"), which details the intent to form a strategic alliance and joint venture. WiTTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of over DM300 million in their last fiscal year. WiTTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WiTTE's primary market for these products has been Europe. The proposed WiTTE-STRATTEC alliance provides for the manufacture, distribution and sale of WiTTE products by the Company in North America, and the manufacture, distribution and sale of the Company's products by WiTTE in Europe. Additionally, a joint venture company in which each company holds a 50 percent interest has been established to seek opportunities to manufacture and sell both companies' products in other areas of the world. These activities did not have a material impact on the October 1, 2000, financial statements.

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

      The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular, relating to the automotive industry, consumer demand for the Company's and its customers' products, competitive and technological developments, foreign currency fluctuations, and costs of operations.

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

                                   STRATTEC SECURITY CORPORATION (Registrant)

Date: November 3, 2000             By  /S/ Patrick J. Hansen
                                       ------------------------------

                                   Patrick J. Hansen
                                   Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Accounting and Financial Officer)