Form 10-Q
period 2000-12-31
STRATTEC SECURITY CORP
filed 2001-02-12
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       or

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

Common stock, par value $0.01 per share: 4,384,777 shares outstanding as of December 31, 2000.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                December 31, 2000

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


Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                             Three Months Ended                  Six Months Ended
                                                             ------------------                  ----------------
                                                        December 31,     December 26,      December 31,     December 26,
                                                           2000             1999               2000             1999
                                                      ---------------  ----------------  ---------------   ---------------
                                                                (unaudited)                         (unaudited)
Net sales                                                    $ 49,988         $ 56,726         $ 102,409         $ 106,393

Cost of goods sold                                             40,002           43,977            81,085            82,956
                                                      ----------------  ---------------   ---------------  ---------------

    Gross profit                                                9,986           12,749            21,324            23,437

Engineering, selling and administrative
    expenses                                                    4,657            4,895             9,690             9,783
                                                       ---------------  ---------------   ---------------  ----------------

    Income from operations                                      5,329            7,854            11,634            13,654

Interest income                                                   190              291               383               679
Interest expense                                                    -                -                 -                -
Other income (expense), net                                        11             (41)             (176)             (149)
                                                      ----------------  ---------------   ---------------  ---------------

    Income before provision for income taxes                    5,530            8,104            11,841            14,184

Provision for income taxes                                      2,101            3,160             4,531             5,532
                                                      ----------------  ---------------   ---------------  ---------------

Net income                                                     $3,429           $4,944            $7,310            $8,652
                                                      ================  ===============   ===============  ===============


Earnings per share:
Basic                                                          $ 0.77           $ 0.98            $ 1.64            $ 1.64
                                                      ================  ===============   ===============  ===============
Diluted                                                        $ 0.76           $ 0.95            $ 1.61            $ 1.60
                                                      ================  ===============   ===============  ===============


  The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                           December 31,         July 2,
                                                                                              2000                2000
                                                                                          --------------     ---------------
ASSETS                                                                                    (unaudited)
Current Assets:
     Cash and cash equivalents                                                                  $ 9,882            $ 13,915
     Receivables, net                                                                            22,453              28,731
       Inventories-
         Finished products                                                                        6,150               3,630
         Work in process                                                                         14,059              12,374
         Raw materials                                                                              860               1,054
         LIFO adjustment                                                                        (2,406)             (2,716)
                                                                                          --------------     ---------------
            Total inventories                                                                    18,663              14,342
     Customer tooling in progress                                                                 2,558               4,248
     Other current assets                                                                         5,856               5,365
                                                                                          --------------     ---------------
         Total current assets                                                                    59,412              66,601

Property, plant and equipment                                                                    93,914              89,912
Less: accumulated depreciation                                                                 (50,562)            (47,531)
                                                                                          --------------     ---------------
     Net property, plant and equipment                                                           43,352              42,381
                                                                                          --------------     ---------------

                                                                                              $ 102,764            $108,982
                                                                                          ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                          $ 13,492            $ 19,694
     Environmental                                                                                2,765               2,770
     Other accrued liabilities                                                                    6,100              11,637
                                                                                          --------------     ---------------
         Total current liabilities                                                               22,357              34,101

Deferred income taxes                                                                               299                 299
Accrued pension and postretirement obligations                                                   14,720              14,132

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 6,143,342 shares at December 31, 2000, and
         6,120,788 shares at July 2, 2000                                                            61                 61
     Capital in excess of par value                                                              48,439              47,924
     Retained earnings                                                                           75,274              67,964
     Cumulative translation adjustments                                                         (2,155)             (2,239)
     Less: treasury stock, at cost (1,758,565 shares at December 31,
         2000 and 1,668,179 shares at July 2, 2000)                                            (56,231)            (53,260)
                                                                                          --------------     ---------------
         Total shareholders' equity                                                              65,388              60,450
                                                                                          --------------     ---------------

                                                                                              $ 102,764            $108,982
                                                                                          ==============     ===============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                                   Six Months Ended
                                                                                           December 31,       December 26,
                                                                                              2000                1999
                                                                                          --------------     ---------------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $  7,310            $  8,652

     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                                             3,879               3,735
         Change in operating assets and liabilities:
            Decrease in receivables                                                               6,312               5,966
            Increase in inventories                                                             (4,321)             (2,501)
            (Increase) decrease in other assets                                                   1,234               (813)
            Increase (decrease) in accounts payable and
                accrued liabilities                                                            (11,216)               1,201
            Tax benefit from options exercised                                                      141                 315
            Other, net                                                                              167                 242
                                                                                          --------------     ---------------
     Net cash provided by operating activities                                                    3,506              16,797

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                 (4,942)             (4,326)
                                                                                          --------------     ---------------
     Net cash used in investing activities                                                      (4,942)             (4,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                                 (2,996)            (31,590)
     Exercise of stock options                                                                      399                 983
                                                                                          --------------     ---------------
     Net cash used in financing activities                                                      (2,597)            (30,607)
                                                                                          --------------     ---------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                                           (4,033)            (18,136)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                         13,915              28,611
                                                                                          --------------     ---------------
     End of period                                                                             $  9,882            $ 10,475
                                                                                          ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                         $  5,178            $  4,931
     Interest paid                                                                                    -                   -

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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of December 31, 2000, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the December 31, 2000 presentation.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                                          Six Months Ended
                                                                          ----------------
                                                         December 31, 2000                 December 26, 1999
                                                         -----------------                 -----------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                          $7,310      4,447         $1.64    $8,652       5,269        $1.64
                                                                            =====                              =====
Stock Options                                                   100                                 155
                                                                ---                                 ---
Diluted Earnings Per Share                        $7,310      4,547         $1.61    $8,652       5,424        $1.60
                                                              =====         =====                 =====        =====

                                                                        Three Months Ended
                                                                        ------------------
                                                         December 31, 2000                  December 26, 1999
                                                         -----------------                  -----------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $3,429    4,433         $0.77      $4,944     5,026        $0.98
                                                                            =====                              =====
Stock Options                                                    96                                 151
                                                                 --                                 ---
Diluted Earnings Per Share                          $3,429    4,529         $0.76      $4,944     5,177        $0.95
                                                              =====         =====                 =====        =====

      Options to purchase 263,623 shares of common stock at prices ranging from $33.63 to $45.79 per share and 163,623 shares of common stock at prices ranging from $35.79 to $45.79 per share were outstanding as of December 31, 2000, and December 26, 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):

                                                   Three Months Ended                        Six Months Ended
                                                   ------------------                        ----------------
                                       December 31, 2000     December 26, 1999    December 31, 2000     December 26, 1999
                                       -----------------     -----------------    -----------------     -----------------
Net Income                                     $3,429              $4,944                 $7,310              $8,652
Change in Cumulative Translation
      Adjustments, net                          (119)                (59)                     84                  25
                                                -----                ----                    ---                 ---
Total Comprehensive Income                     $3,310              $4,885                 $7,394              $8,677
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

Analysis of Results of Operations

  Three months ended December 31, 2000 compared to the three months ended December 26, 1999

      Net sales for the three months ended December 31, 2000, were $50.0 million compared to net sales of $56.7 million for the three months ended December 26, 1999. Sales to the Company's largest customers overall decreased in the current quarter compared to the robust prior year levels, with General Motors Corporation at $13.4 million compared to $15.8 million, Delphi Automotive Systems at $7.0 million compared to $8.0 million, DaimlerChrysler Corporation at $7.1 million compared to $8.1 million, and Ford Motor Company at $10.6 million compared to $13.3 million. Sales to Mitsubushi Motor Manufacturing of America, Inc. increased during the current quarter to $3.1 million compared to $2.2 million in the prior year quarter due to the Company's increased market share of Mitsubishi lockset requirements.

      Gross profit as a percentage of net sales was 20.0 percent in the current quarter compared to 22.5 percent in the prior year quarter. The lower gross margin is the result of several factors including lower production volumes resulting from the decline in automotive production, particularly in the last half of the quarter, an increase in the cost of zinc, and increased U.S. dollar costs at the Company's Mexico assembly facility. The cost of zinc per pound, which the Company uses at a rate of approximately 1 million pounds per month, increased to an average of $.57 in the current quarter compared to an average of $.53 in the prior year quarter. The inflation rate in Mexico for the 12 months ended December 31, 2000, was approximately 12% while the U.S. dollar/Mexican peso exchange rate increased slightly to approximately 9.57 in the current quarter from approximately 9.48 in the prior year quarter.

      Engineering, selling and administrative expenses were relatively consistent between quarters and totaled $4.7 million in the current quarter compared to $4.9 million in the prior year quarter.

      Income from operations was $5.3 million in the current quarter, compared to $7.9 million in the prior year quarter. The decrease is the result of the reduced sales and a reduction in the gross profit margin as previously discussed.

      The effective income tax rate for the current quarter was 38 percent compared to 39 percent in the prior year quarter. The decrease is due to a decrease in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 31, 2000 compared to the six months ended December 26, 1999

      Net sales for the six months ended December 31, 2000, were $102.4 million compared to net sales of $106.4 million for the six months ended December 26, 1999. Sales to the Company's largest customers overall decreased in the six months ended December 31, 2000, compared to the robust prior year levels, with General Motors Corporation at $30.6 million compared to $34.1 million, Delphi Automotive Systems at $13.9 million compared to $15.1 million, DaimlerChrysler Corporation at $16.0 million compared to $16.2 million, and Ford Motor Company at $22.6 million compared to $25.2 million. Sales to Mitsubushi Motor Manufacturing of America, Inc. increased during the current period to $6.8 million compared to $4.1 million in the prior year period due to the Company's increased market share of Mitsubishi lockset requirements.

      Gross profit as a percentage of net sales was 20.8 percent in the six months ended December 31, 2000, compared to 22.0 percent in the prior year period. The lower gross margin is the result of several factors including lower production volumes resulting from the decline in automotive production, particularly in the last half of the December quarter, an increase in the cost of zinc, and increased U.S. dollar costs at the Company's Mexico assembly facility. The cost of zinc per pound, which the Company uses at a rate of approximately 1 million pounds per month, increased to an average of $.58 in the six months ended December 31, 2000, compared to an average of $.53 in the prior year period. The inflation rate in Mexico for the 12 months ended December 31, 2000, was approximately 12% while the U.S. dollar/Mexican peso exchange rate remained relatively flat between periods at approximately 9.45.

      Engineering, selling and administrative expenses were relatively consistent between periods and totaled $9.7 million in the six months ended December 31, 2000 compared to $9.8 million in the prior year period.

      Income from operations was $11.6 million in the six months ended December 31, 2000, compared to $13.7 million in the prior year period. The decrease is the result of the reduced sales and a reduction in the gross profit margin as previously discussed.

      The effective income tax rate for the current period was 38 percent compared to 39 percent in the prior year period. The decrease is due to a decrease in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $3.5 million in the six months ended December 31, 2000. In the six months ended December 26, 1999, the Company generated $16.8 million in cash from operating activities. The decreased generation of cash is primarily due to the timing of payments of accounts payable.

      The Company's investment in accounts receivable decreased by approximately $6.3 million to $22.5 million at December 31, 2000, as compared to $28.7 million at July 2, 2000, primarily due to a decrease in sales levels in the last half of the December quarter resulting from the decline in automotive production as previously discussed. Inventories increased by approximately $4.4 million at December 31, 2000, as compared to July 2, 2000. The increase is the result of a typical reduction in inventory levels in the fourth quarter due to model year change-overs.

      Capital expenditures during the six months ended December 31, 2000, were $4.9 million compared to $4.3 million during the six months ended December 26, 1999. The Company anticipates that capital expenditures will be approximately $9 million in 2001, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 2,389,395 outstanding shares of common stock. A total of 1,767,726 shares have been repurchased as of December 31, 2000, at a cost of approximately $56.4 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and to a lesser extent from borrowings under existing credit facilities.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2001. There were no outstanding borrowings under the Credit Facility at December 31, 2000. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

Other

      On November 28, 2000, the Company signed certain alliance agreements with
E. WiTTE Verwaltungsgesellschaft GMBH, and its operating unit, WiTTE-Velbert GmbH & Co. KG ("WiTTE"). WiTTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of over DM300 million in their last fiscal year. WiTTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WiTTE's primary market for these products has been Europe. The WiTTE-STRATTEC alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WiTTE products by the Company in North America, and the manufacture, distribution and sale of the Company's products by WiTTE in Europe. Additionally, a joint venture company ("WiTTE-STRATTEC LLC") in which each company holds a 50 percent interest has been established to seek opportunities to manufacture and sell both companies' products in other areas of the world outside of North America and Europe. These activities did not have a material impact on the December 31, 2000, financial statements.

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

Item 1 Legal Proceedings - None

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting held on October 24, 2000, the shareholders voted to elect Harold M. Stratton II and Robert Feitler as directors for a term to expire in 2003. The number of votes cast for and withheld in the election of Harold M. Stratton II were 4,010,108 and 21,416, respectively. The number of votes cast for and withheld in the election of Robert Feitler were 4,005,058 and 26,466, respectively. Directors whose term continued after the meeting include Frank J. Krejci with a term expiring in 2001 and Michael J. Koss and John G. Cahill each with a term expiring in 2002.

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

                                    STRATTEC SECURITY CORPORATION (Registrant)

Date: February 12, 2001             By  /S/ Patrick J. Hansen
                                       --------------------------

                                    Patrick J. Hansen
                                    Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Accounting and Financial Officer)