Form 10-Q
period 2001-04-01
STRATTEC SECURITY CORP
filed 2001-05-08
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

                                       or

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

Common stock, par value $0.01 per share: 4,066,185 shares outstanding as of April 1, 2001.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                  April 1, 2001

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

Item 1 Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                             Three Months Ended                  Nine Months Ended
                                                             ------------------                  -----------------
                                                          April 1,        March 26,          April 1,         March 26,
                                                           2001             2000               2001             2000
                                                      ---------------  ----------------  ---------------   ---------------
                                                                (unaudited)                        (unaudited)
Net sales                                                     $48,179          $54,539          $150,588         $160,932

Cost of goods sold                                             38,696           42,551           119,781          125,507
                                                      ----------------  ---------------   ---------------  ---------------

    Gross profit                                                9,483           11,988            30,807           35,425

Engineering, selling and administrative
    expenses                                                    5,182            4,847            14,872           14,630
                                                       ---------------  ---------------   ---------------  ----------------

    Income from operations                                      4,301            7,141            15,935           20,795

Interest income                                                   138              146               521              825
Interest expense                                                    -                -                 -                -
Other expense, net                                              (227)             (91)             (403)            (240)
                                                      ----------------  ---------------   ---------------  ---------------

    Income before provision for income taxes                    4,212            7,196            16,053           21,380

Provision for income taxes                                      1,601            2,806             6,132            8,338
                                                      ----------------  ---------------   ---------------  ---------------

Net income                                                     $2,611           $4,390            $9,921          $13,042
                                                      ================  ===============   ===============  ===============


Earnings per share:
Basic                                                           $0.61            $0.94             $2.26            $2.57
                                                      ================  ===============   ===============  ===============
Diluted                                                         $0.60            $0.91             $2.21            $2.50
                                                      ================  ===============   ===============  ===============


  The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                             April 1,            July 2,
                                                                                               2001                2000
                                                                                          --------------     ---------------
ASSETS                                                                                     (unaudited)
Current Assets:
     Cash and cash equivalents                                                                   $7,978             $13,915
     Receivables, net                                                                            27,225              28,731
       Inventories-
         Finished products                                                                        4,634               3,630
         Work in process                                                                          9,313              12,374
         Raw materials                                                                              681               1,054
         LIFO adjustment                                                                        (2,445)             (2,716)
                                                                                          --------------     ---------------
            Total inventories                                                                    12,183              14,342
     Customer tooling in progress                                                                 2,054               4,248
     Other current assets                                                                         6,093               5,365
                                                                                          --------------     ---------------
         Total current assets                                                                    55,533              66,601

Property, plant and equipment                                                                    95,148              89,912
Less: accumulated depreciation                                                                 (52,309)            (47,531)
                                                                                          --------------     ---------------
     Net property, plant and equipment                                                           42,839              42,381
                                                                                          --------------     ---------------
                                                                                                $98,372            $108,982
                                                                                          ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                           $14,117             $19,694
     Environmental                                                                                2,755               2,770
     Other accrued liabilities                                                                    8,601              11,637
                                                                                          --------------     ---------------
         Total current liabilities                                                               25,473              34,101

Deferred income taxes                                                                               299                 299
Accrued pension and postretirement obligations                                                   15,145              14,132

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 6,175,942 shares at April 1, 2001, and
          6,120,788 shares at July 2, 2000                                                           62                  61
     Capital in excess of par value                                                              49,081              47,924
     Retained earnings                                                                           77,885              67,964
     Cumulative translation adjustments                                                         (2,036)             (2,239)
     Less: treasury stock, at cost (2,109,757 shares at April 1,
         2001 and 1,668,179 shares at July 2, 2000)                                            (67,537)            (53,260)
                                                                                          --------------     ---------------
         Total shareholders' equity                                                              57,455              60,450
                                                                                          --------------     ---------------
                                                                                                $98,372            $108,982
                                                                                          ==============     ===============

         The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                  Nine Months Ended
                                                                                                  -----------------
                                                                                             April 1,           March 26,
                                                                                              2001                2000
                                                                                          --------------     ---------------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                  $9,921             $13,042
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                                             5,906               5,648
         Change in operating assets and liabilities:
            Decrease in receivables                                                               1,556               4,064
            (Increase) decrease in inventories                                                    2,158             (1,102)
            (Increase) decrease in other assets                                                   1,531             (1,108)
            Increase (decrease) in accounts payable and
                accrued liabilities                                                             (7,727)                 645
            Tax benefit from options exercised                                                      293                 390
            Other, net                                                                              387                 342
                                                                                          --------------     ---------------
     Net cash provided by operating activities                                                   14,025              21,921

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                 (6,552)             (6,020)
                                                                                          --------------     ---------------
     Net cash used in investing activities                                                      (6,552)             (6,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                                (14,312)            (36,594)
     Exercise of stock options                                                                      902              1,311
                                                                                          --------------     ---------------
     Net cash used in financing activities                                                     (13,410)            (35,283)
                                                                                          --------------     ---------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                                           (5,937)            (19,382)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                         13,915              28,611
                                                                                          --------------     ---------------
     End of period                                                                               $7,978              $9,229
                                                                                          ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                           $5,633              $8,217
     Interest paid                                                                                    -                   -

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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of April 1, 2001, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the April 1, 2001 presentation.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                                            Nine Months Ended
                                                                            -----------------
                                                            April 1, 2001                    March 26, 2000
                                                            -------------                    --------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                          $9,921      4,397         $2.26    $13,042      5,068        $2.57
                                                                            =====                              =====
Stock Options                                                    95                                 151
                                                                 --                                 ---
Diluted Earnings Per Share                        $9,921      4,492         $2.21     $13,042     5,219        $2.50
                                                              =====         =====                 =====        =====

                                                                           Three Months Ended
                                                                           ------------------
                                                            April 1, 2001                    March 26, 2000
                                                            -------------                    --------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $2,611    4,297         $0.61      $4,390     4,667        $0.94
                                                                            =====                              =====
Stock Options                                                    85                                 141
                                                                 --                                 ---
Diluted Earnings Per Share                          $2,611    4,382         $0.60      $4,390     4,808        $0.91
                                                              =====         =====                 =====        =====

      Options to purchase 342,910 shares of common stock at prices ranging from $31.98 to $45.79 per share and 163,623 shares of common stock at prices ranging from $35.79 to $45.79 per share were outstanding as of April 1, 2001, and March 26, 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):

                                                   Three Months Ended                        Nine Months Ended
                                                   ------------------                        -----------------
                                            April 1, 2001     March 26, 2000         April 1, 2001       March 26, 2000
                                            -------------     --------------         -------------       --------------
Net Income                                     $2,611              $4,390                 $9,921             $13,042
Change in Cumulative Translation
      Adjustments, net                            119                 118                   203                  143
                                                  ---                 ---                   ----                ----
Total Comprehensive Income                     $2,730              $4,508                $10,124             $13,185
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

Analysis of Results of Operations

Three months ended April 1, 2001 compared to the three months ended March 26,
2000

      Net sales for the three months ended April 1, 2001, were $48.2 million compared to net sales of $54.5 million for the three months ended March 26, 2000. Sales to the Company's largest customers overall decreased in the current quarter compared to the record prior year quarter levels, with General Motors Corporation at $13.9 million compared to $15.9 million, Delphi Automotive Systems at $6.1 million compared to $7.6 million, DaimlerChrysler Corporation at $8.2 million compared to $8.9 million, and Ford Motor Company at $10.8 million compared to $13.4 million. Sales to Mitsubishi Motor Manufacturing of America, Inc. increased during the current quarter to $2.7 million compared to $2.3 million in the prior year quarter due to the Company's increased market share of Mitsubishi lockset requirements.

      Gross profit as a percentage of net sales was 19.7 percent in the current quarter compared to 22.0 percent in the prior year quarter. The lower gross margin is the result of several factors including a charge of $225,000 to cover severance and separation costs related to a realignment of the Company's human resources and the effects of customer plant shutdowns which resulted in a 20 percent reduction in the production of vehicles the Company supplies. Additional items impacting the gross margin include a reduction in inventory levels of approximately $6.5 million in comparison to the prior year quarter resulting in less favorable absorption of manufacturing costs and increased U.S. dollar costs at the Company's Mexico assembly facility. The inflation rate in Mexico for the 12 months ended April 1, 2001, was approximately 7% while the U.S. dollar/Mexican peso exchange rate increased slightly to approximately 9.63 in the current quarter from approximately 9.40 in the prior year quarter.

      Engineering, selling and administrative expenses were $5.2 million in the current quarter compared to $4.8 million in the prior year quarter. The increase is primarily the result of a $225,000 human resources realignment charge included in the current quarter.

      Income from operations was $4.3 million in the current quarter, compared to $7.1 million in the prior year quarter. The decrease is the result of the reduced sales and a reduction in the gross profit margin as previously discussed.

      The effective income tax rate for the current quarter was 38.0 percent compared to 39.0 percent in the prior year quarter. The decrease is due to a decrease in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Nine months ended April 1, 2001 compared to the nine months ended March 26, 2000

      Net sales for the nine months ended April 1, 2001, were $150.6 million compared to net sales of $160.9 million for the nine months ended March 26, 2000. Sales to the Company's largest customers overall decreased in the nine months ended April 1, 2001, compared to the record prior year period levels, with General Motors Corporation at $44.5 million compared to $50.0 million, Delphi Automotive Systems at $20.0 million compared to $22.6 million, DaimlerChrysler Corporation at $24.1 million compared to $25.1 million, and Ford Motor Company at $33.5 million compared to $38.6 million. Sales to Mitsubishi Motor Manufacturing of America, Inc. increased during the current period to $9.5 million compared to $6.4 million in the prior year period due to the Company's increased market share of Mitsubishi lockset requirements.

      Gross profit as a percentage of net sales was 20.5 percent in the nine months ended April 1, 2001, compared to 22.0 percent in the prior year period. The lower gross margin is the result of several factors including a charge of $225,000 to cover severance and separation costs related to a realignment of the Company's human resources and reduced production volumes resulting from customer plant shutdowns and an overall decline in automotive production. Additional items impacting the gross margin include a reduction in inventory levels in comparison to the prior year period resulting in less favorable absorption of manufacturing costs, an increase in the cost of zinc, and increased U.S. dollar costs at the Company's Mexico assembly facility. The cost of zinc per pound, which the Company uses at a rate of approximately 1 million pounds per month, increased to an average of $.58 in the nine months ended April 1, 2001, compared to an average of $.55 in the prior year period. The inflation rate in Mexico for the 12 months ended April 1, 2001, was approximately 7% while the U.S. dollar/Mexican peso exchange rate increased slightly between periods to 9.50 in the current period from 9.42 in the prior year period.

      Engineering, selling and administrative expenses were $14.9 million in the current period compared to $14.6 million in the prior year period. The increase is primarily the result of a $225,000 human resources realignment charge included in the quarter ended April 1, 2001.

      Income from operations was $15.9 million in the nine months ended April 1, 2001, compared to $20.8 million in the prior year period. The decrease is the result of the reduced sales and a reduction in the gross profit margin as previously discussed.

      The effective income tax rate for the current period was 38.2 percent compared to 39.0 percent in the prior year period. The decrease is due to a decrease in the state effective tax rate. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $14.0 million in the nine months ended April 1, 2001. In the nine months ended March 26, 2000, the Company generated $21.9 million in cash from operating activities. The decreased generation of cash is primarily due to lower income levels and a reduction in accounts payable due to reduced inventory levels.

      Accounts receivable of $27.2 million at April 1, 2001, is relatively consistent with the July 2, 2000 balance of $28.7 million. Inventories decreased by approximately $2.2 million at April 1, 2001, as compared to July 2, 2000. The inventory reduction is the result of decreased demand from the Company's customers as well as process and system improvements resulting in improved inventory management.

      Capital expenditures during the nine months ended April 1, 2001, were $6.6 million compared to $6.0 million during the nine months ended March 26, 2000. The Company anticipates that capital expenditures will be approximately $9 million in 2001, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 2,389,395 outstanding shares of common stock. A total of 2,119,526 shares have been repurchased as of April 1, 2001, at a cost of approximately $67.7 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and to a lesser extent from borrowings under existing credit facilities.

      The Company has a $25 million unsecured, revolving credit facility (the "Credit Facility") which expires October 2001. There were no outstanding borrowings under the Credit Facility at April 1, 2001. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank Offering Rate, the Federal Funds Rate, or the bank's prime rate. The credit facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

Other

      On November 28, 2000, the Company signed certain alliance agreements with
E. WiTTE Verwaltungsgesellschaft GMBH, and its operating unit, WiTTE-Velbert GmbH & Co. KG ("WiTTE"). WiTTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of over DM300 million in their last fiscal year. WiTTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WiTTE's primary market for these products has been Europe. The WiTTE-STRATTEC alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WiTTE products by the Company in North America, and the manufacture, distribution and sale of the Company's products by WiTTE in Europe. Additionally, a joint venture company ("WiTTE-STRATTEC LLC") in which each company holds a 50 percent interest has been established to seek opportunities to manufacture and sell both companies' products in other areas of the world outside of North America and Europe. These activities did not have a material impact on the April 1, 2001, financial statements.

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

                                    STRATTEC SECURITY CORPORATION (Registrant)

Date: May 8, 2001                   By  /S/ Patrick J. Hansen
                                        ----------------------

                                    Patrick J. Hansen
                                    Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Accounting and Financial Officer)