Form 10-Q
period 2001-09-30
STRATTEC SECURITY CORP
filed 2001-11-09
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

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

Common stock, par value $0.01 per share: 4,107,878 shares outstanding as of September 30, 2001.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                               September 30, 2001

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

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                           September 30,      October 1,
                                                                                              2001              2000
                                                                                         ---------------   ---------------
                                                                                                    (unaudited)
Net sales                                                                                       $ 49,455         $ 52,421

Cost of goods sold                                                                                39,373           41,118
                                                                                          ---------------  ---------------

    Gross profit                                                                                  10,082           11,303

Engineering, selling and administrative
    expenses                                                                                       4,768            5,033
                                                                                          ---------------  ----------------

    Income from operations                                                                         5,314            6,270

Interest income                                                                                      155              193
Other income (expense), net                                                                          331            (152)
                                                                                          ---------------  ---------------

    Income before provision for income taxes                                                       5,800            6,311

Provision for income taxes                                                                         2,146            2,430
                                                                                          ---------------  ---------------

Net income                                                                                        $3,654           $3,881
                                                                                          ===============  ===============


Earnings per share:
Basic                                                                                              $ .90            $ .87
                                                                                          ===============  ===============
Diluted                                                                                            $ .88            $ .85
                                                                                          ===============  ===============

  The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                           September 30,        July 1,
                                                                                              2001                2001
                                                                                          --------------     ---------------
ASSETS                                                                                      (unaudited)
Current Assets:
     Cash and cash equivalents                                                                  $24,317            $ 15,298
     Receivables, net                                                                            25,225              27,189
       Inventories-
         Finished products                                                                        3,922               1,737
         Work in process                                                                         10,089               8,456
         Raw materials                                                                              532                 594
         LIFO adjustment                                                                        (2,184)             (2,182)
                                                                                          --------------     ---------------
            Total inventories                                                                    12,359               8,605
     Customer tooling in progress                                                                 1,432               2,588
     Other current assets                                                                         6,337               5,987
                                                                                          --------------     ---------------
         Total current assets                                                                    69,670              59,667

Deferred Income Taxes                                                                               130                 130

Property, plant and equipment                                                                    96,608              96,108
Less: accumulated depreciation                                                                   56,038              54,257
                                                                                          --------------     ---------------
     Net property, plant and equipment                                                           40,570              41,851
                                                                                          --------------     ---------------

                                                                                               $110,370            $101,648
                                                                                          ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                           $18,276            $ 14,178
     Environmental                                                                                2,739               2,749
     Other accrued liabilities                                                                    9,173               9,566
                                                                                          --------------     ---------------
         Total current liabilities                                                               30,188              26,493

Accrued Pension and Postretirement Obligations                                                   15,683              15,145

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value, issued 6,314,168 shares at September 30, 2001,
          and 6,195,889 shares at July 1, 2001                                                       63                  62
     Capital in excess of par value                                                              52,714              49,545
     Retained earnings                                                                           84,644              80,990
     Accumulated other comprehensive loss                                                       (2,088)             (1,749)
     Less: treasury stock, at cost (2,206,290 shares at September 30,
         2001 and 2,149,800 shares at July 1, 2001)                                            (70,834)            (68,838)
                                                                                          --------------     ---------------
         Total shareholders' equity                                                              64,499              60,010
                                                                                          --------------     ---------------

                                                                                               $110,370            $101,648
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

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                           September 30,        October 1,
                                                                                              2001                 2000
                                                                                          --------------     ---------------
                                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                 $ 3,654             $ 3,881

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                             2,068               1,904
         Change in operating assets and liabilities:
            (Increase) decrease in receivables                                                    1,902               (390)
            Increase in inventories                                                             (3,754)             (3,504)
            Decrease in other assets                                                                713               3,131
            Increase (decrease) in accounts payable and
                accrued liabilities                                                               4,394             (4,220)
              Tax benefit from options exercised                                                    520                 108
            Other, net                                                                            (240)                 238
                                                                                          --------------     ---------------
     Net cash provided by operating activities                                                    9,257               1,148

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                   (892)             (1,518)
                                                                                          --------------     ---------------
     Net cash used in investing activities                                                        (892)             (1,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                                 (2,004)                   -
     Exercise of stock options                                                                    2,658                 302
                                                                                          --------------     ---------------
     Net cash provided by financing activities                                                      654                 302
                                                                                          --------------     ---------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                             9,019                (68)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                         15,298              13,915
                                                                                          --------------     ---------------
     End of period                                                                              $24,317             $13,847
                                                                                          ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                             $450               $ 661
     Interest paid                                                                                    -                   -

              The accompanying notes are an integral part of these
                            consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF FINANCIAL STATEMENTS
      STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related access-control products for North American and global automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, its wholly owned Mexican subsidiary, and its foreign sales corporation.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the September 30, 2001 presentation. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                                         Three Months Ended
                                                                         ------------------
                                                        September 30, 2001                 October 1, 2000
                                                        ------------------                 ---------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $3,654    4,081         $0.90      $3,881     4,479        $0.87
                                                                            =====                              =====
Stock Options                                                    72                                 103
                                                              -----                               -----
Diluted Earnings Per Share                          $3,654    4,153         $0.88      $3,881     4,582        $0.85
                                                              =====         =====                 =====        =====

      Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares:

                                                                                             Exercise
                     Period Ended                                   Shares                     Price
                     ------------                                   ------                     -----
                  September 30, 2001                                80,000                    $45.79
                                                                    80,000                    $45.44
                                                                    80,000                    $43.07
                                                                    78,623                    $37.88
                                                                     5,000                    $35.97

                  October 1, 2000                                   80,000                    $45.79
                                                                    80,000                    $43.07
                                                                    78,623                    $37.88
                                                                     5,000                    $35.97

COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):

                                                                         Three Months Ended
                                                                         ------------------
                                                         September 30, 2001               October 1, 2000
                                                         ------------------               ---------------
Net Income                                                      $3,654                            $3,881
Change in Cumulative Translation
     Adjustments, net                                            (339)                               203
                                                                ------                            ------
Total Comprehensive Income                                      $3,315                            $4,084
                                                                ======                            ======

Item 2
                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      The following Management's Discussion and Analysis should be read in conjunction with the Company's accompanying Financial Statements and Notes thereto and the Company's 2001 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

  Three months ended September 30, 2001 compared to the three months ended October 1, 2000

      Net sales for the three months ended September 30, 2001 were $49.5 million, a decrease of 6 percent compared to net sales of $52.4 million for the three months ended October 1, 2000. Sales to the Company's largest customers overall decreased in the current quarter compared to the prior year quarter. The largest sales decreases were attributed to Mitsubishi Motor Manufacturing of America, Inc. at $2.7 million compared to $3.8 million, and Ford Motor Company at $8.9 million compared to $11.6 million. Sales to DaimlerChrysler Corporation increased to $8.7 million compared to $7.8 million. Sales to General Motors Corporation increased slightly to $15.7 million compared to $15.6 million, and sales to Delphi Automotive Systems Corporation increased to $7.1 million compared to $7.0 million in the prior year quarter.

      Gross profit as a percentage of net sales was 20.4 percent in the current quarter compared to 21.6 percent in the prior year quarter. The decline in the gross profit margin was primarily attributed to additional costs incurred during the early part of the current quarter to expedite past due orders and rebuild inventories depleted during the June 2001 strike at the Milwaukee facility.

      Engineering, selling and administrative expenses were $4.8 million in the current quarter, compared to $5.0 million in the prior year quarter. The reduction is primarily the result of decreased salary and fringe benefit costs as a result of the March 2001 human resources realignment.

      Income from operations was $5.3 million in the current quarter, compared to $6.3 million in the prior year quarter. The decreased income from operations was primarily due to the decrease in sales and the decrease in the gross profit margin as discussed above.

      The effective income tax rate for the current quarter was 37.0 percent compared to 38.5 percent in the prior year quarter. The decrease is due to an increase in the foreign sales benefit. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $9.3 million in the three months ended September 30, 2001 compared to $1.1 million in the three months ended October 1, 2000. The increased generation of cash is primarily due to an increase in accounts payable in the current quarter, which is the result of the timing of purchases and payments.

      Accounts receivable decreased $2.0 million to $25.2 million at September 30, 2001 compared to $27.2 million at July 1, 2001. The decrease is due to the collection of billings for customer tooling in the current quarter. Inventories increased by approximately $3.8 million at September 30, 2001, as compared to July 1, 2001 as the result of an effort to rebuild inventories depleted during the June 2001 strike at the Milwaukee facility.

      Capital expenditures during the three months ended September 30, 2001 were $892,000 compared to $1.5 million during the three months ended October 1, 2000. The Company anticipates that capital expenditures will be approximately $8 million in 2002, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 2,639,395 outstanding shares. A total of 2,232,026 shares have been repurchased as of September 30, 2001, at a cost of approximately $71.5 million. During the quarter ended September 30, 2001, 57,000 shares were repurchased at a cost of approximately $2.0 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and to a lesser extent from borrowings under existing credit facilities.

      The Company has a $50.0 million unsecured, revolving credit facility (the "Credit Facility"), of which $30 million expires October 31, 2002 and $20 million expires October 31, 2003. There were no outstanding borrowings under the Credit Facility at September 30, 2001. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank offering rate, the Federal Funds Rate, or the bank's prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

      The Company has not been significantly impacted by inflationary pressures over the last several years, except for fluctuations in the market price of zinc, which the company uses at a rate of approximately 1 million pounds per month, and inflation in Mexico, which impacts the US dollar costs of the Mexican assembly operations.

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

Other

      On November 28, 2000, the Company signed certain alliance agreements with
E. WiTTE Verwaltungsgesellschaft GMBH, and its operating unit, WiTTE-Velbert GmbH & Co. KG ("WiTTE"). WiTTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of DM313 million in their last fiscal year. WiTTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WiTTE's primary market for these products has been Europe. The WiTTE-STRATTEC alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WiTTE products by the Company in North America, and the manufacture, distribution and sale of the Company's products by WiTTE in Europe. Additionally, a joint venture company ("WiTTE-STRATTEC LLC") in which each company holds a 50 percent interest has been established to seek opportunities to manufacture and sell both companies' products in other areas of the world outside of North America and Europe. These activities did not have a material impact on the September 30, 2001, financial statements.

Forward Looking Statements

      A number of the matters and subject areas discussed in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," and "could." These include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in the Company's Management's Discussion and Analysis. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

      The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular, relating to the automotive industry, customer demand for the Company's and its customer's products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations and costs of operations.

Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances occurring after the date of this Form 10-Q.

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

                                    STRATTEC SECURITY CORPORATION (Registrant)

Date: November 9, 2001              By  /S/ Patrick J. Hansen
                                        -------------------------------

                                    Patrick J. Hansen
                                    Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Accounting and Financial Officer)