Form 10-Q
period 2001-12-30
STRATTEC SECURITY CORP
filed 2002-02-06
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

                                       or

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

                                 (414) 247-3333
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES     X     NO
                                         -----       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 4,113,225 shares outstanding as of December 30, 2001.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                December 30, 2001

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

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                          Three Months Ended                   Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    December 30,      December 31,      December 30,      December 31,
                                                       2001                2000              2001              2000
                                                    ------------      ------------      ------------      ------------
                                                             (unaudited)                         (unaudited)
Net sales                                            $  49,178          $  49,988         $  98,633         $ 102,409

Cost of goods sold                                      39,072             40,066            78,445            81,184
                                                     ---------          ---------         ---------         ---------

    Gross profit                                        10,106              9,922            20,188            21,225

Engineering, selling and administrative
    expenses                                             4,874              4,657             9,642             9,690
                                                     ---------          ---------         ---------         ---------

    Income from operations                               5,232              5,265            10,546            11,535

Interest income                                            141                190               296               383
Interest expense                                            --                 --                --                --
Other income (expense), net                               (238)                75                93               (77)
                                                     ---------          ---------         ---------         ---------

    Income before provision for income taxes             5,135              5,530            10,935            11,841

Provision for income taxes                               1,900              2,101             4,046             4,531
                                                     ---------          ---------         ---------         ---------

Net income                                           $   3,235          $   3,429         $   6,889         $   7,310
                                                     =========          =========         =========         =========


Earnings per share:
Basic                                                $    0.79          $    0.77         $    1.68         $    1.64
                                                     =========          =========         =========         =========
Diluted                                              $    0.78          $    0.76         $    1.66         $    1.61
                                                     =========          =========         =========         =========


 The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                       December 30,          July 1,
                                                                                           2001                2001
                                                                                        ---------          ---------
ASSETS                                                                                 (unaudited)
Current Assets:
     Cash and cash equivalents                                                           $  28,481          $  15,298
     Receivables, net                                                                       22,288             27,189
       Inventories-
         Finished products                                                                   2,997              1,737
         Work in process                                                                     9,079              8,456
         Raw materials                                                                         562                594
         LIFO adjustment                                                                    (2,130)            (2,182)
                                                                                         ---------          ---------
            Total inventories                                                               10,508              8,605
     Customer tooling in progress                                                            2,144              2,588
     Other current assets                                                                    6,416              5,987
                                                                                         ---------          ---------
         Total current assets                                                               69,837             59,667

Deferred Income Taxes                                                                          130                130

Property, plant and equipment                                                               97,852             96,108
Less: accumulated depreciation                                                             (57,916)           (54,257)
                                                                                         ---------          ---------
     Net property, plant and equipment                                                      39,936             41,851
                                                                                         ---------          ---------

                                                                                         $ 109,903          $ 101,648
                                                                                         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                    $  14,516          $  14,178
     Environmental                                                                           2,739              2,749
     Other accrued liabilities                                                               8,345              9,566
                                                                                         ---------          ---------
         Total current liabilities                                                          25,600             26,493

Accrued pension and postretirement obligations                                              16,094             15,145

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value,
         Issued 6,334,168 shares at December 30, 2001, and
          6,195,889 shares at July 1, 2001                                                      63                 62
     Capital in excess of par value                                                         53,400             49,545
     Retained earnings                                                                      87,879             80,990
     Cumulative translation adjustments                                                     (1,857)            (1,749)
     Less: treasury stock, at cost (2,220,943 shares at December 30,
         2001 and 2,149,800 shares at July 1, 2001)                                        (71,276)           (68,838)
                                                                                         ---------          ---------
         Total shareholders' equity                                                         68,209             60,010
                                                                                         ---------          ---------

                                                                                         $ 109,903          $ 101,648
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

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           Six Months Ended
                                                                    ------------------------------
                                                                    December 30,      December 31,
                                                                        2001              2000
                                                                    ------------      ------------
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  6,889          $  7,310
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                    4,148             3,879
         Change in operating assets and liabilities:
            Decrease in receivables                                      4,884             6,312
            Increase in inventories                                     (1,903)           (4,321)
            (Increase) decrease in other assets                            (15)            1,234
            Increase (decrease) in accounts payable and
                accrued liabilities                                        100           (11,216)
            Tax benefit from options exercised                             527               141
            Other, net                                                     (52)              167
                                                                      --------          --------
     Net cash provided by operating activities                          14,578             3,506

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                         (2,285)           (4,942)
                                                                      --------          --------
     Net cash used in investing activities                              (2,285)           (4,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                         (2,452)           (2,996)
     Exercise of stock options                                           3,342               399
                                                                      --------          --------
     Net cash provided by (used in) financing activities                   890            (2,597)
                                                                      --------          --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   13,183            (4,033)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                15,298            13,915
                                                                      --------          --------
     End of period                                                    $ 28,481          $  9,882
                                                                      ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                $  4,162          $  5,178
     Interest paid                                                          --                --


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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of December 30, 2001, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the December 30, 2001 presentation. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report.

EARNINGS PER SHARE (EPS)

      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                                          Six Months Ended
                                                  -------------------------------------------------------------------
                                                        December 30, 2001                   December 31, 2000
                                                  ------------------------------     --------------------------------
                                                   Net                 Per-Share       Net                  Per-Share
                                                  Income     Shares      Amount      Income     Shares        Amount
                                                  ------     ------      ------      ------     ------        ------
Basic Earnings Per Share                          $6,889      4,089       $1.68      $7,310      4,447         $1.64
                                                                          =====                                =====
Stock Options                                                    51                                100
                                                              -----                              -----
Diluted Earnings Per Share                        $6,889      4,140       $1.66      $7,310      4,547         $1.61
                                                              =====       =====                  =====         =====

                                                                            Three Months Ended
                                                  -------------------------------------------------------------------
                                                        December 30, 2001                   December 31, 2000
                                                  ------------------------------     --------------------------------
                                                   Net                 Per-Share       Net                  Per-Share
                                                  Income     Shares      Amount      Income     Shares        Amount
                                                  ------     ------      ------      ------     ------        ------
Basic Earnings Per Share                          $3,235      4,096       $0.79      $3,429      4,433         $0.77
                                                                          =====                                =====
Stock Options                                                    53                                 96
                                                             ------                              -----
Diluted Earnings Per Share                        $3,235      4,149       $0.78      $3,429      4,529         $0.76
                                                              =====       =====                  =====         =====

      Options to purchase 315,858 shares of common stock at prices ranging from $35.97 to $45.79 per share and 263,623 shares of common stock at prices ranging from $33.63 to $45.79 per share were outstanding as of December 30, 2001, and December 31, 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):

                                                   Three Months Ended                        Six Months Ended
                                       ---------------------------------------    ---------------------------------------
                                       December 30, 2001     December 31, 2000    December 30, 2001     December 31, 2000
                                       -----------------     -----------------    -----------------     -----------------
Net Income                                     $3,235              $3,429                 $6,889              $7,310
Change in Cumulative Translation
      Adjustments, net                            231                (119)                  (108)                 84
                                               ------              ------                 ------              ------
Total Comprehensive Income                     $3,466              $3,310                 $6,781              $7,394
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

Analysis of Results of Operations

  Three months ended December 30, 2001 compared to the three months ended December 31, 2000

      Net sales for the three months ended December 30, 2001, were $49.2 million compared to net sales of $50.0 million for the three months ended December 31, 2000. Sales to the Company's largest customers overall decreased slightly in the current quarter compared to the prior year quarter levels, with General Motors Corporation at $15.1 million compared to $15.0 million, Delphi Automotive Systems at $6.9 million compared to $7.0 million, DaimlerChrysler Corporation at $9.1 million compared to $8.2 million, Ford Motor Company at $10.7 million compared to $11.0 million, and sales to Mitsubushi Motor Manufacturing of America, Inc. at $2.1 million compared to $3.1 million.

      Gross profit as a percentage of net sales was 20.5 percent in the current quarter compared to 19.8 percent in the prior year quarter. The increased gross margin is primarily the result of a more stable automotive production build schedule during the current quarter as compared to the prior year quarter, in which strong demand in the early part of the quarter gave way to significantly weaker demand in the latter part.

      Engineering, selling and administrative expenses were relatively consistent between quarters and totaled $4.9 million in the current quarter compared to $4.7 million in the prior year quarter.

      Income from operations of $5.2 million in the current quarter, was relatively consistent with prior year quarter income from operations of $5.3 million.

      The effective income tax rate for the current quarter was 37 percent compared to 38 percent in the prior year quarter. The decrease is due to an increase in the foreign sales benefit. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 30, 2001 compared to the six months ended December 31, 2000

      Net sales for the six months ended December 30, 2001, were $98.6 million compared to net sales of $102.4 million for the six months ended December 31, 2000. Sales to the Company's largest customers overall decreased in the current year period, compared to the prior year period levels, with General Motors Corporation at $30.8 million compared to $30.6 million, Delphi Automotive Systems at $14.0 million compared to $13.9 million, DaimlerChrysler Corporation at $17.8 million compared to $16.0 million, Ford Motor Company at $19.6 million compared to $22.6 million, and sales to Mitsubushi Motor Manufacturing of America, Inc. at $4.9 million compared to $6.9 million.

      Gross profit as a percentage of net sales was comparable between periods. The gross profit percentage was 20.5 percent in the six months ended December 30, 2001, compared to 20.7 percent in the prior year period. A decline in the gross profit margin during the September quarter attributed to additional costs incurred to expedite past due orders and rebuild inventories depleted during the June 2001 strike at the Milwaukee facility was offset by improvement in the gross profit margin in the December quarter. The improvement in the December quarter was primarily the result of a more stable automotive production build schedule during the quarter as compared to the prior year quarter, in which strong demand in the early part of the quarter gave way to significantly weaker demand in the latter part.

      Engineering, selling and administrative expenses were relatively consistent between periods and totaled $9.6 million in the six months ended December 30, 2001, compared to $9.7 million in the prior year period.

      Income from operations was $10.5 million in the six months ended December 30, 2001, compared to $11.5 million in the prior year period. The decrease is the result of the reduced sales and a reduction in the gross profit margin as previously discussed.

      The effective income tax rate for the current period was 37 percent compared to 38 percent in the prior year period. The decrease is due to an increase in the foreign sales benefit. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $14.6 million in the six months ended December 30, 2001. In the six months ended December 31, 2000, the Company generated $3.5 million in cash from operating activities. The increased generation of cash between periods is primarily due to the timing of the payment of accounts payable which is based on normal payment terms.

      The Company's investment in accounts receivable decreased by approximately $4.9 million to $22.3 million at December 30, 2001, as compared to $27.1 million at July 1, 2001, primarily due to a decrease in sales levels in December resulting from the scheduled holiday shut-down. Inventories increased by approximately $1.9 million at December 30, 2001, as compared to July 1, 2001 as the result of an effort to rebuild inventories depleted during the June 2001 strike at the Milwaukee facility.

      Capital expenditures during the six months ended December 30, 2001, were $2.3 million compared to $4.9 million during the six months ended December 31, 2000. The Company anticipates that capital expenditures will be approximately $6 million to $7 million in 2002, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 2,639,395 outstanding shares. A total of 2,232,026 shares have been repurchased as of December 30, 2001, at a cost of approximately $71.5 million. During the quarter ended December 30, 2001, 15,000 shares were repurchased at a cost of approximately $448,000. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and to a lesser extent from borrowings under existing credit facilities.

      The Company has a $50.0 million unsecured, revolving credit facility (the "Credit Facility"), of which $30 million expires October 31, 2002 and $20 million expires October 31, 2003. There were no outstanding borrowings under the Credit Facility at December 30, 2001. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank offering rate, the Federal Funds Rate, or the bank's prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

Other

      On November 28, 2000, the Company signed certain alliance agreements with
E. WiTTE Verwaltungsgesellschaft GMBH, and its operating unit, WiTTE-Velbert GmbH & Co. KG ("WiTTE"). WiTTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of DM313 million in their last fiscal year. WiTTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WiTTE's primary market for these products has been Europe. The WiTTE-STRATTEC alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WiTTE products by the Company in North America, and the manufacture, distribution and sale of the Company's products by WiTTE in Europe. Additionally, a joint venture company ("WiTTE-STRATTEC LLC") in which each company holds a 50 percent interest has been established to seek opportunities to manufacture and sell both companies' products in other areas of the world outside of North America and Europe. These activities did not have a material impact on the December 30, 2001, financial statements.

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

Item 1 Legal Proceedings - None

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting held on October 23, 2001, the shareholders voted to elect Frank J. Krejci as director for a term to expire in 2004. The number of votes cast for and withheld in the election were 3,835,537 and 14,771, respectively. Directors whose term continued after the meeting include Michael J. Koss and John G. Cahill each with a term expiring in 2002, and Harold M. Stratton II and Robert Feitler each with a term expiring in 2003.

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

         (b) Reports on Form 8-K - None

----------------------------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STRATTEC SECURITY CORPORATION (Registrant)

Date: February 6, 2002          By  /S/ Patrick J. Hansen
                                    -----------------------
                                Patrick J. Hansen
                                Vice President,
                                Chief Financial Officer,
                                Treasurer and Secretary
                                (Principal Accounting and Financial Officer)