Form 10-Q
period 2002-03-31
STRATTEC SECURITY CORP
filed 2002-05-03
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

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

                                 (414) 247-3333
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO
                                        -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 4,143,433 shares outstanding as of March 31, 2002.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                 March 31, 2002

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

Item 1 Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                            Three Months Ended                Nine Months Ended
                                                            ------------------                -----------------
                                                        March 31,        April 1,          March 31,        April 1,
                                                          2002             2001              2002             2001
                                                      --------------  ----------------  ---------------  ---------------
                                                               (unaudited)                         (unaudited)
Net sales                                                   $ 51,687         $ 48,179        $ 150,320        $ 150,588

Cost of goods sold                                            40,313           38,842          118,758          120,026
                                                      ---------------  ---------------  ---------------  ---------------

    Gross profit                                              11,374            9,337           31,562           30,562

Engineering, selling and administrative
    expenses                                                   4,954            5,182           14,596           14,872
                                                      ---------------  ---------------  ---------------  ---------------

    Income from operations                                     6,420            4,155           16,966           15,690

Interest income                                                  119              138              415              521
Interest expense                                                   -                -                -                -
Other expense, net                                              (142)             (81)             (49)            (158)
                                                      ---------------  ---------------  ---------------  ---------------

    Income before provision for income taxes                   6,397            4,212           17,332           16,053

Provision for income taxes                                     2,367            1,601            6,413            6,132
                                                      ---------------  ---------------  ---------------  ---------------

Net income                                                  $  4,030         $  2,611        $  10,919        $   9,921
                                                      ===============  ===============  ===============  ===============


Earnings per share:
Basic                                                       $   0.98         $   0.61        $    2.66        $    2.26
                                                      ===============  ===============  ===============  ===============
Diluted                                                     $   0.96         $   0.60        $    2.62        $    2.21
                                                      ===============  ===============  ===============  ===============


  The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                            March 31,           July 1,
                                                                                              2002               2001
                                                                                          --------------     --------------
ASSETS                                                                                      (unaudited)
Current Assets:
     Cash and cash equivalents                                                                $  32,434          $  15,298
     Receivables, net                                                                            26,745             27,189
       Inventories-
         Finished products                                                                        3,180              1,737
         Work in process                                                                          8,496              8,456
         Raw materials                                                                              569                594
         LIFO adjustment                                                                         (2,117)            (2,182)
                                                                                          --------------     --------------
            Total inventories                                                                    10,128              8,605
     Customer tooling in progress                                                                 2,327              2,588
     Other current assets                                                                         7,388              5,987
                                                                                          --------------     --------------
         Total current assets                                                                    79,022             59,667

Deferred Income Taxes                                                                               130                130

Property, plant and equipment                                                                    99,040             96,108
Less: accumulated depreciation                                                                  (59,678)           (54,257)
                                                                                          --------------     --------------
     Net property, plant and equipment                                                           39,362             41,851
                                                                                          --------------     --------------

                                                                                              $ 118,514          $ 101,648
                                                                                          ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                         $  15,027          $  14,178
     Environmental                                                                                2,730              2,749
     Other accrued liabilities                                                                   12,482              9,566
                                                                                          --------------     --------------
         Total current liabilities                                                               30,239             26,493

Accrued pension and postretirement obligations                                                   14,967             15,145

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value,
         Issued 6,363,855 shares at March 31, 2002, and
         6,195,889 shares at July 1, 2001                                                            64                 62
     Capital in excess of par value                                                              54,322             49,545
     Retained earnings                                                                           91,909             80,990
     Cumulative translation adjustments                                                          (1,720)            (1,749)
     Less: treasury stock, at cost (2,220,422 shares at March 31,
         2002 and 2,149,800 shares at July 1, 2001)                                             (71,267)           (68,838)
                                                                                          --------------     --------------
         Total shareholders' equity                                                              73,308             60,010
                                                                                          --------------     --------------

                                                                                              $ 118,514          $ 101,648
                                                                                          ==============     ==============

       The accompanying notes are an integral part of these consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                  Nine Months Ended
                                                                                                  -----------------
                                                                                            March 31,          April 1,
                                                                                              2002               2001
                                                                                          --------------     --------------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $   10,919          $   9,921
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                                             6,230              5,906
         Change in operating assets and liabilities:
            Decrease in receivables                                                                 449              1,556
            (Increase) decrease in inventories                                                   (1,523)             2,158
            (Increase) decrease in other assets                                                    (546)             1,531
            Increase (decrease) in accounts payable and
                accrued liabilities                                                               3,544             (7,727)
            Tax benefit from options exercised                                                      647                293
            Other, net                                                                             (510)               387
                                                                                          --------------     --------------
     Net cash provided by operating activities                                                   19,210             14,025

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                  (3,774)            (6,552)
                                                                                          --------------     --------------
     Net cash used in investing activities                                                       (3,774)            (6,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                                  (2,452)           (14,312)
     Exercise of stock options                                                                    4,152                902
                                                                                          --------------     --------------
     Net cash provided by (used in) financing activities                                          1,700            (13,410)
                                                                                          --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                            17,136             (5,937)

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                         15,298             13,915
                                                                                          --------------     --------------
     End of period                                                                           $   32,434          $   7,978
                                                                                          ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                       $    4,430          $   5,633
     Interest paid                                                                                    -                  -

  The accompanying notes are an integral part of these consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF FINANCIAL STATEMENTS

      STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related access-control products for North American and global automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, its two wholly owned Mexican subsidiaries, and its foreign sales corporation.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      Certain amounts previously reported have been reclassified to conform to the March 31, 2002 presentation. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report.

EARNINGS PER SHARE (EPS)

      A reconciliation of the components of the basic and diluted earnings per-share computations follows (in thousands, except per share amounts):

                                                                           Nine Months Ended
                                                                           -----------------
                                                            March 31, 2002                    April 1, 2001
                                                            --------------                    -------------
                                                    Net                 Per-Share      Net                 Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                         $10,919      4,103        $2.66     $9,921      4,397       $2.26
                                                                           =====                             =====
Stock Options                                                    59                                 95
                                                                 --                                 --
Diluted Earnings Per Share                       $10,919      4,162        $2.62     $9,921      4,492       $2.21
                                                              =====        =====                 =====       =====

                                                                          Three Months Ended
                                                                          ------------------
                                                             March 31, 2002                    April 1, 2001
                                                             --------------                    -------------
                                                    Net                 Per-Share      Net                Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                          $4,030      4,130        $0.98     $2,611      4,297       $0.61
                                                                           =====                             =====
Stock Options                                                    74                                 85
                                                                 --                                 --
Diluted Earnings Per Share                        $4,030      4,204        $0.96     $2,611      4,382       $0.60
                                                              =====        =====                 =====       =====

      Options to purchase 226,128 shares of common stock at prices ranging from $43.07 to $45.79 per share and 342,910 shares of common stock at prices ranging from $31.98 to $45.79 per share were outstanding as of March 31, 2002, and April 1, 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME

      The following table presents the Company's comprehensive income (in thousands):

                                                   Three Months Ended                        Nine Months Ended
                                                   ------------------                        -----------------
                                            March 31, 2002     April 1, 2001         March 31, 2002       April 1, 2001
                                            --------------     -------------         --------------       -------------
Net Income                                     $4,030              $2,611                $10,919             $ 9,921
Change in Cumulative Translation
      Adjustments, net                            137                 119                     29                 203
                                               ------              ------                -------             -------
Total Comprehensive Income                     $4,167              $2,730                $10,948             $10,124
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

Analysis of Results of Operations

Three months ended March 31, 2002 compared to the three months ended April 1,
2001

      Net sales for the three months ended March 31, 2002, were $51.7 million compared to net sales of $48.2 million for the three months ended April 1, 2001. Sales to the Company's largest customers overall increased in the current quarter compared to the prior year quarter levels, with General Motors Corporation at $15.7 million compared to $13.9 million, Delphi Corporation at $7.4 million compared to $6.1 million, and DaimlerChrysler Corporation at $9.6 million compared to $8.2 million. Sales to Ford Motor Company decreased during the current quarter to $10.6 million compared to $10.8 million, and sales to Mitsubishi Motor Manufacturing of America, Inc. were $2.4 million compared to $2.7 million.

      Gross profit as a percentage of net sales was 22.0 percent in the current quarter compared to 19.4 percent in the prior year quarter. The higher margin in the current quarter was a result of more level and normalized customer vehicle production schedules and the Company's ongoing cost reduction initiatives. The impact of the charge related to the realignment of human resources in the prior year quarter reduced gross profit margins by .5 percent.

      Engineering, selling and administrative expenses were relatively consistent between quarters and totaled $5.0 million in the current quarter compared to $5.2 million in the prior year quarter.

      Income from operations increased to $6.4 million in the current quarter from $4.2 million in the prior year quarter as a result of increased sales and improved gross profit margins as discussed above.

      The effective income tax rate for the current quarter was 37 percent compared to 38 percent in the prior year quarter. The decrease is due to an increase in the foreign sales benefit. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Nine months ended March 31, 2002 compared to the nine months ended April 1, 2001

      Net sales for the nine months ended March 31, 2002, were $150.3 million compared to net sales of $150.6 million for the nine months ended April 1, 2001. Sales to the Company's largest customers overall were consistent with the prior year period, with General Motors Corporation at $46.4 million compared to $44.5 million, Delphi Corporation at $21.3 million compared to $20.1 million, DaimlerChrysler Corporation at $27.4 million compared to $24.1 million, Ford Motor Company at $30.2 million compared to $33.5 million, and Mitsubishi Motor Manufacturing of America, Inc. at $7.3 million compared to $9.7 million.

      Gross profit as a percentage of net sales was 21.0 percent in the nine months ended March 31, 2002, compared to 20.3 percent in the prior year period. A decline in the gross profit margin during the September quarter was attributed to additional costs incurred to expedite past due orders and rebuild inventories depleted during the June 2001 strike at the Milwaukee facility. The improvement in the December and March quarters was a result of more level and normalized customer vehicle production schedules and the Company's ongoing cost reduction initiatives. The impact of the charge related to the realignment of human resources in the prior year period reduced gross profit margins by .2 percent.

      Engineering, selling and administrative expenses were relatively consistent between periods and totaled $14.6 million in the nine months ended March 31, 2002, compared to $14.9 million in the prior year period.

      Income from operations was $17.0 million in the nine months ended March 31, 2002, compared to $15.7 million in the prior year period. The increase is the result of the improved gross profit margin as previously discussed.

      The effective income tax rate for the current period was 37 percent compared to 38 percent in the prior year period. The decrease is due to an increase in the foreign sales benefit. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $19.2 million in the nine months ended March 31, 2002. In the nine months ended April 1, 2001, the Company generated $14.0 million in cash from operating activities. The increased generation of cash between periods is primarily due to the timing of the payment of accounts payable and accrued liabilities, which is based on normal payment terms.

      The Company's investment in accounts receivable was $26.7 million at March 31, 2002, which is consistent with the July 1, 2001 balance of $27.1 million. Inventories increased by approximately $1.5 million at March 31, 2002, as compared to July 1, 2001 as the result of an effort to rebuild inventories depleted during the June 2001 strike at the Milwaukee facility.

      Capital expenditures during the nine months ended March 31, 2002, were $3.8 million compared to $6.6 million during the nine months ended April 1, 2001. The Company anticipates that capital expenditures will be approximately $6 million in 2002, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 2,639,395 outstanding shares. A total of 2,232,026 shares have been repurchased as of March 31, 2002, at a cost of approximately $71.5 million. During the quarter ended March 31, 2002, no shares were repurchased. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations and to a lesser extent from borrowings under existing credit facilities.

      The Company has a $50.0 million unsecured, revolving credit facility (the "Credit Facility"), of which $30 million expires October 31, 2002 and $20 million expires October 31, 2003. There were no outstanding borrowings under the Credit Facility at March 31, 2002. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank offering rate, the Federal Funds Rate, or the bank's prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility will be adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

      The Company has not been significantly impacted by inflationary pressures over the last several years, except for fluctuations in the market price of zinc, which the company uses at a rate of approximately 1 million pounds per month, and inflation in Mexico, which impacts the US dollar costs of the Mexican assembly operations.

Mexican Operations

      The Company has assembly and key molding and notching operations in Juarez, Mexico. Since December 28, 1998, the functional currency of the Mexican operation has been the Mexican peso. The effects of currency fluctuations result in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with Statement of Financial Accounting Standard
(SFAS) No. 52, "Foreign Currency Translation."

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

      On March 1, 2002, the Company completed the formation of WiTTE-STRATTEC China, a joint venture between WiTTE-STRATTEC LLC and a unit of Elitech Technology Co. Ltd of Taiwan. WiTTE-STRATTEC China, located in Fuzhou, People's Republic of China, will be the base of operation to service the Company's automotive customers in the Asian market. This joint venture, along with WiTTE-STRATTEC do Brasil, formed November, 2001 to service customers in South America, complete the Company's globalization effort. These activities did not have a material impact on the March 31, 2002, financial statements.


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

                                    STRATTEC SECURITY CORPORATION (Registrant)

Date: May 3, 2002                   By  /S/ Patrick J. Hansen
                                        ----------------------

                                    Patrick J. Hansen
                                    Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Accounting and Financial Officer)