Form 10-K
period 2002-06-30
STRATTEC SECURITY CORP
filed 2002-08-28
CIK 933034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of July 31, 2002 was approximately $161,612,000 (based upon the last reported sale price of the Common Stock at July 31, 2002 on the NASDAQ National Market). On July 31, 2002, there were outstanding 3,915,623 shares of $.01 par value Common Stock.

                       Documents Incorporated by Reference

                                                   Part of the Form 10-K
         Document                                  into which incorporated
         --------                                  -----------------------
Portions of the Annual Report to
Shareholders for the fiscal year
ended June 30, 2002.                                    I, II, IV

Portions of the Proxy Statement
dated August 28, 2002, for the Annual
Meeting of Shareholders to be held
on October 8, 2002.                                       II, III

                                     PART I

ITEM 1.  BUSINESS

The information set forth under "Company Description" which appears on pages 5 through 10 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under "Export Sales" included on page 25 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

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

Innovations in alternative materials could potentially eliminate the need for grease and hexavalent chromiom, reduce mass and offer potential cost reductions for suppliers and original equipment manufacturers.

These technologies benefit the Company by increasing the potential customer base as a tier 2 supplier while attaining tier 1 status on some product lines and adding additional product line availability.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The primary raw materials used by the Company are high-grade zinc, brass, steel and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under "Risk Factors" included on page 14 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The Company believes that the success of its business will not only result from the technical competence, creativity and marketing abilities of its employees but also from the protection of its intellectual property through patents, trademarks and copyrights. As part of its ongoing research, development and manufacturing activities, the Company has a policy of seeking patents on new products, processes and improvements when appropriate. The Company owns 27 issued United States patents, with expirations occurring between 2010 and 2019.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

A very significant portion of the Company's annual sales are to General Motors Corporation, Delphi Corporation, Ford Motor Company, and DaimlerChrysler Corporation. These four customers accounted for approximately 82 percent to 85 percent of the Company's total net sales in each fiscal year 2000 through 2002. Further information regarding sales to the Company's largest customers is set forth under "Risk Factors" included on page 13 of the Company's 2002 Annual Report to Shareholders and "Sales and Receivable Concentration" included on page 25 of the Company's 2002 Annual Report to Shareholders, both of which are incorporated herein by reference.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers' ability to produce and sell vehicles which utilize the Company's products. The Company has enjoyed relationships with General Motors Corporation, DaimlerChrysler Corporation, Ford Motor Company, and Delphi Corporation in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company's financial performance.

SALES AND MARKETING

The Company provides its customers with engineered locksets and steering column housings, which are unique to specific vehicles. Any given vehicle will typically take 1 to 3 years of development and engineering design time prior to being offered to the public. The locksets and housings are designed concurrently with the vehicle. Therefore, commitment to the Company as the production source occurs 1 to 3 years prior to the start of production. The Company employs an engineering staff that assists in providing design and technical solutions to its customers. The Company believes that its engineering expertise is a competitive advantage and contributes toward its strong market position.

The typical process used by automotive manufacturers in selecting a lock or housing supplier is to offer the business opportunity to the Company and various of the Company's competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, the price is fixed for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year and releases, quantity commitments, are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a "Just-in-Time" supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.

COMPETITION

The Company competes with domestic and foreign-based competitors on the basis of custom product design, engineering support, quality, delivery and price. While the number of direct competitors is currently relatively small, the automotive manufacturers actively encourage competition between potential suppliers. Although the Company may not be the lowest cost producer, it has a dominant share of the North American market because of its ability to provide a beneficial combination of price, quality and technical support. In order to reduce lockset or housing production costs while still offering a wide range of technical support, the Company utilizes assembly and component manufacturing operations in Mexico, which results in lower labor costs as compared to the United States.

As locks become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge the Company. To address this, the Company is strengthening its electrical engineering knowledge and service. It is also working with several electronics suppliers to jointly develop and supply these advanced products.

The Company's lockset and housing competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech Valeo, Methode, Intermet, Delphi Corporation and Omron. For additional information related to competition, see the information set forth under "Risk Factors" included on page 14 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2002, 2001, and 2000, the Company spent $2,550,000, $2,380,000, and $2,306,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

CUSTOMER TOOLING

The Company incurs costs related to tooling used in component production and assembly. See the information set forth under "Customer Tooling in Progress" included on page 20 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

ENVIRONMENTAL COMPLIANCE

As is the case with other manufacturers, the Company is subject to federal, state, local and foreign laws and other legal requirements relating to the generation, storage, transport, treatment and disposal of materials as a result of its housing, lock and key manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company has an environmental management system that is ISO-14001 certified. The Company believes that its existing environmental management system is adequate and it has no current plans for substantial capital expenditures in the environmental area.

As discussed in "Commitments and Contingencies" included on page 21 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company's Milwaukee facility is contaminated by a solvent spill from an above-ground solvent storage tank, located on the east side of the facility, which occurred in 1985. This is being monitored.

The Company does not currently anticipate any materially adverse impact on its financial statements or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business and there is no assurance that material liabilities or charges could not arise.

EMPLOYEES

At June 30, 2002, the Company had approximately 2,415 full-time employees, of which approximately 460 or 19% percent were represented by a labor union, which accounts for all production associates at the Company's Milwaukee facility. During June 2001, there was a 16-day strike by the represented employees at the Company's Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters is discussed under "Management's Discussion and Analysis" which appears on pages 11 through 15 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2.   PROPERTIES

The Company has three manufacturing plants, one warehouse, and a sales office. These facilities are described as follows:

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
Juarez, Chihuahua Mexico       Subsidiary Offices and Assembly..........................     97,000      Owned
Juarez, Chihuahua Mexico       Subsidiary Offices and Key Finishing Operations..........     62,000      Leased
El Paso, Texas                 Finished Goods Warehouse.................................     22,800      Leased**
Troy, Michigan                 Sales and Engineering  Office for Detroit Area...........      6,000      Leased**

-------
** Leased unit within a complex.
The Company believes its production facilities are adequate for the foreseeable future as they relate to the Company's current products. As the Company evaluates and expands into other products, consideration of further production facilities will be necessary.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company's financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

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



NAME AND AGE                    POSITION AND BUSINESS EXPERIENCE
------------                    --------------------------------

Harold M. Stratton II, 54       Chairman and Chief Executive Officer of the
                                Company since 1999. President and Chief
                                Executive Officer of the Company 1995 to 1999.
                                Vice President of Briggs & Stratton Corporation
                                and General Manager of the Technologies Division
                                of Briggs & Stratton Corporation from 1989 to
                                1995.
John G. Cahill, 45              President and Chief Operating Officer of the
                                Company since 1999. Executive Vice President,
                                Chief Financial Officer, Treasurer and Secretary
                                of the Company 1994 to 1999. Vice President,
                                Chief Financial Officer, Secretary and
                                Treasurer, Johnson Worldwide Associates, Inc.
                                (manufacturer and marketer of recreational and
                                marking systems products) 1992 to 1994 and
                                Corporate Controller from 1989 to 1992.
Patrick J. Hansen, 43           Vice President, Chief Financial Officer,
                                Secretary and Treasurer of the Company since
                                1999. Corporate Controller of the Company 1995
                                to 1999. Controller, Schwarz Pharma
                                (manufacturer and distributor of pharmaceutical
                                drugs) 1993 to 1995. Corporate Controller, ASAA
                                Inc. (manufacturer of automotive parts) 1989 to
                                1993.
Donald J. Harrod, 58            Vice President - Engineering of the Company
                                since 1998. Product Engineering Manager,
                                Mertior/Rockwell (manufacturer of automotive
                                parts) 1997 to 1998. Vice President -
                                Engineering, Coltec Farnem Holley (manufacturer
                                of automotive parts) 1986 to 1997.
Gerald L. Peebles, 59           Vice President and General Manager of Mexican
                                Operations of the Company since 2002. Vice
                                President and General Manager of STRATTEC de
                                Mexico from 1997 to 2001. Vice President -
                                Operations of the Company 1995 to 1997. Vice
                                President - Operations of the Technologies
                                Division of Briggs & Stratton Corporation from
                                1994 to 1995. Operations Manager - Juarez Plant
                                of the Technologies Division from 1990 to 1994.
                                Plant Manager - Juarez Plant of the Technologies
                                Division from 1988 to 1990.
Kris R. Pfaehler, 47            Vice President -- Marketing & Sales of the
                                Company since 2001. Vice President -- Business
                                Development, Talon Automotive Group from 1998 to
                                2001. Vice President -- Sales & Marketing, Talon
                                Automotive Group from 1993 to 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth in the "Quarterly Financial Data" section appearing on page 27 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference, and the information set forth in the "Equity Compensation Plan Information" section on page 16 of the Company's Proxy Statement dated August 28, 2002, is incorporated herein by reference.

The information set forth under "Revolving Credit Facility" included on page 21 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA


The information set forth under "Five Year Financial Summary" which appears on page 27 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information set forth under "Management's Discussion and Analysis" which appears on pages 11 through 15 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not hold any market risk sensitive instruments during the period covered by this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Deloitte & Touche LLP dated July 30, 2002, which appear on pages 16 through 27 of the Company's 2002 Annual Report to Shareholders, are incorporated herein by reference. The report of Arthur Andersen LLP is included on page 8 in this Form 10-K Report.

The Quarterly Financial Data (unaudited) which appears on page 27 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 30, 2002, the Company dismissed Arthur Andersen LLP as its independent public accountants and appointed Deloitte & Touche LLP as its new independent accountants. The decision to dismiss Arthur Andersen LLP and to retain Deloitte & Touche LLP was recommended by the Company's Audit Committee and approved by its Board of Directors on May 7, 2002, subject to Deloitte & Touche LLP completing their internal formal client acceptance procedures. Formal client acceptance was received by the Company on May 30, 2002.

Arthur Andersen LLP's reports on the Company's consolidated financial statements for the fiscal years ended July 1, 2001 and July 2, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years ended July 1, 2001 and July 2, 2000, and the subsequent interim period through May 30, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described in Item 304(a) (1) (v) of Regulation S-K occurred during the fiscal years ended July 1, 2001 and July 2, 2000, and the subsequent interim period through May 30, 2002.

During the fiscal years ended July 1, 2001 and July 2, 2000, and the subsequent interim period through May 30, 2002, the Company did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304 (a) (2)
(i) and (ii) of regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on pages 2 through 9 of the Company's Proxy Statement, dated August 28, 2002, under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information on pages 4, 5 and 10 through 22 of the Company's Proxy Statement, dated August 28, 2002, under "Executive Compensation" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on pages 6 through 9 of the Company's Proxy Statement, dated August 28, 2002, under "Security Ownership" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on pages 10 through 22 of the Company's Proxy Statement, dated August 28, 2002, under "Executive Compensation" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents Filed as part of this Report

             (1)(i) Financial Statements - The following financial statements of the Company, included on pages 16 through 26 of the Company's 2002 Annual Report to Shareholders, are incorporated by reference in Item 8.

                     Independent Auditors' Report

                     Consolidated Balance Sheets - as of June 30, 2002 and July 1, 2001

                     Consolidated Statements of Income - years ended June 30, 2002, July 1, 2001 and July 2, 2000

                     Consolidated Statements of Stockholders' Equity - years ended June 30, 2002, July 1, 2001 and July 2, 2000

                     Consolidated Statements of Cash Flows - years ended June 30, 2002, July 1, 2001 and July 2, 2000

                     Notes to Financial Statements

                (ii) The following is included at page 8 in this Form 10-K
                     Report.

                     Report of Independent Public Accountants

             (2)     Financial Statement Schedule

                                                                          Page in this
                                                                        Form 10-K Report
                                                                        ----------------
                     Report of Independent Public Accountants                   9
                     Independent Auditors' Report                               10
                     Schedule II - Valuation and Qualifying Accounts            11

             All other schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

             (3)     Exhibits.  See "Exhibit Index" beginning on page 13.

         (b) Reports on Form 8-K

             During the fourth quarter of 2002, the Company filed the following Form 8-K Current Report with the United States Securities and Exchange Commission:

                  - The Company's current report on Form 8-K dated May 30, 2002, reporting the Company's change in auditors under Item 4 (Commission File No. 0-25150).

This is a copy of a previously issued report by Arthur Andersen LLP. This report has not been re-issued by Arthur Andersen LLP.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF STRATTEC SECURITY CORPORATION:

We have audited the accompanying consolidated balance sheets of STRATTEC SECURITY CORPORATION and subsidiaries, as of July 1, 2001, and July 2, 2000, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended July 1, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STRATTEC SECURITY CORPORATION and subsidiaries, as of July 1, 2001, and July 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



Milwaukee, Wisconsin
July 30, 2001

This is a copy of a previously issued report by Arthur Andersen LLP. This report has not been re-issued by Arthur Andersen LLP.





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the STRATTEC SECURITY CORPORATION Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated July 1, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




Arthur Andersen LLP


Milwaukee, Wisconsin,
July 30, 2001.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of STRATTEC SECURITY CORPORATION:

We have audited the consolidated financial statements of STRATTEC SECURITY CORPORATION and subsidiaries as of June 30, 2002, and for the year then ended and have issued our report thereon dated July 30, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of STRATTEC SECURITY CORPORATION for the year ended June 30, 2002, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP



DELOITTE & TOUCHE LLP
Milwaukee,  Wisconsin
July 30, 2002

                          STRATTEC SECURITY CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                              Balance,          Provision        Payments        Balance,
                                             Beginning          Charged to      and Accounts     End of
                                              of Year         Profit & Loss     Written Off        Year
                                             ---------        -------------     -----------        ----
Year ended June 30, 2002
Allowance for doubtful accounts                 $250               $42              $42            $250
                                                ====               ===              ===            ====


Year ended July 1, 2001
Allowance for doubtful accounts                 $250               $61              $61            $250
                                                ====               ===              ===            ====


Year ended July 2, 2000
Allowance for doubtful accounts                 $250               $43              $43            $250
                                                ====               ===              ===            ====


                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STRATTEC SECURITY CORPORATION

                                   By:/s/ Harold M. Stratton II
                                      ---------------------------
                                   Harold M. Stratton II, Chairman
                                   and Chief Executive Officer

Date:  August 20, 2002

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                  Title                     Date
              ---------                  -----                     ----


/s/  Harold M. Stratton II       Chairman, Chief Executive     August 20, 2002
---------------------------       Officer, and Director
      Harold M. Stratton II


/s/  John G. Cahill             President, Chief Operating     August 20, 2002
----------------------------       Officer and Director
          John G. Cahill


/s/ Frank J. Krejci                      Director              August 20, 2002
---------------------------
          Frank J. Krejci


/s/  Michael J. Koss                     Director              August 20, 2002
---------------------------
          Michael J. Koss


/s/ Robert Feitler                       Director              August 20, 2002
---------------------------
          Robert Feitler


/s/  Patrick J. Hansen             Vice President, Chief       August 20, 2002
---------------------------         Financial Officer,
          Patrick J. Hansen       Secretary and Treasurer
                                 (Principal Financial and
                                    Accounting Officer)

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
3.1 (2)      Amended and Restated Articles of Incorporation of the Company                                  *

3.2 (2)      By-laws of the Company                                                                         *

4.1 (2)      Rights Agreement between the Company and Firstar Trust Company, as Rights Agent                *

4.2 (3)      Revolving Credit Agreement dated as of February 27, 1995 by and between the Company            *
             and M&I Bank, together with Revolving Credit Note

4.3 (6)      Amendments to Revolving Credit Agreement dated as of February 27, 1995 by and                  *
             between the Company and M&I Bank, together with Revolving Credit Notes

10.1 (4)     STRATTEC SECURITY CORPORATION Stock Incentive Plan                                             *

10.2 (5)     Employment Agreements between the Company and the identified executive officers                *

10.3 (1) (5) Change In Control Agreement between the Company and the identified executive officers          *

10.4         Employment Agreement between the Company and Kris Pfaehler

10.5         Change In Control Agreement between the Company and Kris Pfaehler

10.15        Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for
             Executive Officers and Senior Managers

13           Annual Report to Shareholders for the year ended June 30, 2002

21 (1)       Subsidiaries of the Company                                                                    *

23           Independent Auditors' Consent dated August 28, 2002

-----------------------
(1) Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.

(2) Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

(3) Incorporated by reference from the April 2, 1995 Form 10-Q filed on May 17, 1995.

(4) Incorporated by reference from the Proxy Statement for the 1997 Annual Meeting of Shareholders filed on September 10, 1997.

(5) Incorporated by reference from the June 27, 1999 Form 10-K filed on September 17, 1999.

(6) Incorporated by reference from the July 1, 2001 Form 10-K filed on September 4, 2001.