Form 10-Q
period 2002-09-29
STRATTEC SECURITY CORP
filed 2002-11-05
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

                                       or

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

Common stock, par value $0.01 per share: 3,755,647 shares outstanding as of September 29, 2002.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                               September 29, 2002

                                      INDEX


                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1   Financial Statements
           Condensed Consolidated Statements of Income                        3
           Condensed Consolidated Balance Sheets                              4
           Condensed Consolidated Statements of Cash Flows                    5
           Notes to Condensed Consolidated Financial Statements               6
Item 2   Management's Discussion and Analysis of Results
            of Operations and Financial Condition                           7-12
Item 3   Quantitative and Qualitative Disclosures About Market Risk          12
Item 4   Controls and Procedures                                             12


Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   13
Item 2   Changes in Securities and Use of Proceeds                           13
Item 3   Defaults Upon Senior Securities                                     13
Item 4   Submission of Matters to a Vote of Security Holders                 13
Item 5   Other Information                                                   13
Item 6   Exhibits and Reports on Form 8-K                                    13

Item 1   Financial Statements


                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                             September 29,    September 30,
                                                                                                  2002             2001
                                                                                             -------------    -------------
                                                                                                       (unaudited)

Net sales                                                                                     $ 47,906            $ 49,455

Cost of goods sold                                                                              36,553              39,373
                                                                                             ---------          ----------

    Gross profit                                                                                11,353              10,082

Engineering, selling and administrative
    expenses                                                                                     4,611               4,768
                                                                                             ---------          ----------

    Income from operations                                                                       6,742               5,314

Interest income                                                                                     98                 155
Other income (expense), net                                                                       (203)                331
                                                                                             ---------          ----------

    Income before provision for income taxes                                                     6,637               5,800

Provision for income taxes                                                                       2,456               2,146
                                                                                             ---------          ----------

Net income                                                                                    $  4,181            $  3,654
                                                                                             ---------          ----------

Earnings per share:
Basic                                                                                         $   1.08            $    .90
                                                                                             =========          ==========
Diluted                                                                                       $   1.06            $    .88
                                                                                             =========          ==========

Average shares outstanding:
Basic                                                                                            3,877               4,081
Diluted                                                                                          3,946               4,153





         The accompanying notes are an integral part of these condensed consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)




                                                                                       September 29,             June 30,
                                                                                           2002                    2002
                                                                                      -------------           -------------
ASSETS                                                                                  (unaudited)
Current Assets:
     Cash and cash equivalents                                                        $  17,164               $  34,956
     Receivables, net                                                                    32,682                  27,860
       Inventories-
         Finished products                                                                3,175                   2,395
         Work in process                                                                  9,519                   7,909
         Raw materials                                                                      691                     427
         LIFO adjustment                                                                 (2,425)                 (2,489)
                                                                                      ---------               ---------
            Total inventories                                                            10,960                   8,242
     Customer tooling in progress                                                         2,874                   3,499
     Other current assets                                                                 7,811                   7,690
                                                                                      ---------               ---------
         Total current assets                                                            71,491                  82,247

Deferred Income Taxes                                                                       469                     469
Investment in Joint Venture                                                                 369                     393

Property, plant and equipment                                                           100,703                 100,028
Less: accumulated depreciation                                                          (63,396)                (61,497)
                                                                                      ---------               ---------
     Net property, plant and equipment                                                   37,307                  38,531
                                                                                      ---------               ---------
                                                                                      $ 109,636               $ 121,640
                                                                                      =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                 $  15,923               $  15,291
     Payroll and benefits                                                                 7,100                   9,725
     Environmental                                                                        2,726                   2,730
     Other accrued liabilities                                                            5,365                   3,779
                                                                                      ---------               ---------
         Total current liabilities                                                       31,114                  31,525

Accrued Pension and Postretirement Obligations                                           15,876                  15,448

Shareholders' Equity:
     Common stock, authorized 12,000,000 shares $.01 par value,
         issued 6,495,780 shares                                                             65                      65
     Capital in excess of par value                                                      59,430                  59,425
     Retained earnings                                                                  100,775                  96,594
     Accumulated other comprehensive loss                                                (2,515)                 (2,440)
     Less: Treasury stock, at cost (2,740,133 shares at September 29,
         2002 and 2,364,145 shares at June 30, 2002)                                    (95,109)                (78,977)
                                                                                      ---------               ---------

         Total shareholders' equity                                                      62,646                  74,667
                                                                                      ---------               ---------
                                                                                      $ 109,636               $ 121,640
                                                                                      =========               =========


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)




                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                          September 29,         September 30,
                                                                                               2002                  2001
                                                                                           -------------        -------------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                           $  4,181               $  3,654
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation                                                                       1,963                  2,068
           Change in operating assets and liabilities:
                (Increase) decrease in receivables                                           (4,841)                 1,902
                Increase in inventories                                                      (2,718)                (3,754)
                Decrease in other assets                                                        449                    713
                Increase in accounts payable and
                     accrued liabilities                                                        100                  4,394
                Tax benefit from options exercised                                               --                    520
                Other, net                                                                        7                   (240)
                                                                                         ----------             ----------
      Net cash (used in) provided by operating activities                                      (859)                 9,257

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                               (797)                  (892)
                                                                                         ----------             ----------
      Net cash used in investing activities                                                    (797)                  (892)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock                                                            (16,136)                (2,004)
      Exercise of stock options                                                                  --                  2,658
                                                                                         ----------             ----------
      Net cash (used in) provided by financing activities                                   (16,136)                   654
                                                                                         ----------             ----------
NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                       (17,792)                 9,019

CASH AND CASH EQUIVALENTS
      Beginning of period                                                                    34,956                 15,298
                                                                                         ----------             ----------
      End of period                                                                        $ 17,164               $ 24,317
                                                                                         ==========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Income taxes paid                                                                    $    708               $    450
      Interest paid                                                                              --                     --


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of September 29, 2002, and the results of operations and cash flows for the period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report.

EARNINGS PER SHARE (EPS)
      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):


                                                                         Three Months Ended
                                                                         ------------------
                                                        September 29, 2002                September 30, 2001
                                                        ------------------                ------------------
                                                     Net                 Per-Share      Net                 Per-Share
                                                    Income     Shares      Amount      Income     Shares      Amount
                                                    ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                            $4,181    3,877         $1.08      $3,654     4,081        $0.90
                                                                            =====                              =====
Stock Options                                                    69                                  72
                                                              -----                               -----
Diluted Earnings Per Share                          $4,181    3,946         $1.06      $3,654     4,153        $0.88
                                                              =====         =====                 =====        =====



     Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares:

                                                                                              Exercise
                    Period Ended                                    Shares                     Price
                    ------------                                    ------                     -----
                  September 29, 2002                                80,000                    $58.59

                  September 30, 2001                                80,000                    $45.79
                                                                    80,000                    $45.44
                                                                    80,000                    $43.07
                                                                    78,623                    $37.88
                                                                     5,000                    $35.97


COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):

                                                                         Three Months Ended
                                                                         ------------------
                                                         September 29, 2002                September 30, 2001
                                                         ------------------                ------------------
Net Income                                                      $4,181                            $3,654
Change in Cumulative Translation
     Adjustments, net                                              (75)                             (339)
                                                                ------                            ------
Total Comprehensive Income                                      $4,106                            $3,315
                                                                ======                            ======


Item 2
                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following Management's Discussion and Analysis should be read in conjunction with the Company's accompanying Financial Statements and Notes thereto and the Company's 2002 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

  Three months ended September 29, 2002 compared to the three months ended September 30, 2001

      Net sales for the three months ended September 29, 2002 were $47.9 million, a decrease of 3 percent compared to net sales of $49.5 million for the three months ended September 30, 2001. The current quarter sales were affected by several factors. Higher overall customer vehicle production as compared to the prior year was offset by the elimination of certain mechanical and electronic content within the Company's lockset products to help reduce vehicle cost. In addition, the prior year quarter sales included the after-effects of a June 2001 strike at the Company's Milwaukee facility, which resulted in approximately $1.5 million of past due June orders being shipped in addition to regular quarterly orders. The change in sales to the Company's largest customers in the current quarter compared to the prior year quarter include General Motors Corporation at $14.7 million compared to $15.7 million, Delphi Corporation at $6.7 million compared to $7.1 million, DaimlerChrysler Corporation at $8.3 million compared to $8.7 million, Ford Motor Company at $9.4 million compared to $8.9 million and Mitsubishi Motor Manufacturing of America, Inc. at $2.4 million compared to $2.7 million.

      Gross profit as a percentage of net sales was 23.7 percent in the current quarter compared to 20.4 percent in the prior year quarter. The improvement is primarily due to the Company's on-going manufacturing process improvements at its Milwaukee, Wisconsin and Juarez, Mexico facilities along with a favorable Mexican peso to U.S. dollar exchange rate. In addition, during the early part of the prior year quarter, additional costs were incurred to expedite past due orders and rebuild inventories depleted during the June 2001 strike at the Milwaukee facility that reduced gross profit margins by approximately 2 percent.

      Engineering, selling and administrative expenses were $4.6 million in the current quarter, which is consistent with expenses of $4.8 million in the prior year quarter.

      Income from operations was $6.7 million in the current quarter, compared to $5.3 million in the prior year quarter. The increase is the result of the improved gross profit margin discussed above.

      The effective income tax rate for the current quarter was 37.0 percent, which is consistent with the prior year quarter. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company used $.9 million in cash for operating activities during the three months ended September 29, 2002 compared to generating cash of $9.3 million in the three months ended September 30, 2001. The change in cash usage is primarily due to an increase in accounts receivable in the current quarter as opposed to a decrease in the prior year quarter, which is the result of normal timing of payments from the Company's customers. In addition, there was minimal change in accounts payable and accrued liabilities in the current quarter as compared to an increase in the prior year quarter. The prior quarter increase was the result of the timing of purchases from vendors and related payments in accordance with normal payment terms.

      Accounts receivable increased $4.8 million to $32.7 million at September 29, 2002 compared to $27.9 million at June 30, 2002. The increase is due to normal timing of payments from the Company's customers. Inventories increased by approximately $2.7 million at September 29, 2002, as compared to June 30, 2002, as a result of increased production volumes and the build-up of inventory in support of production shipment requirements related to new 2003 model year launches.

      Capital expenditures during the three months ended September 29, 2002 were $797,000 compared to $892,000 during the three months ended September 30, 2001. The Company anticipates that capital expenditures will be approximately $6 million in 2003, primarily in support of requirements for new product programs and the upgrade or replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,039,395 outstanding shares. A total of 2,752,192 shares have been repurchased as of September 29, 2002, at a cost of approximately $95.3 million. During the quarter ended September 29, 2002, 376,200 shares were repurchased at a cost of approximately $16.1 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

      The Company has a $20.0 million unsecured, revolving credit facility (the "Credit Facility"), which expires October 31, 2003. The Company previously had an additional $30 million under this Credit Facility, which expired October 31, 2002. The Company is currently in the process of negotiating a new credit facility. There were no outstanding borrowings under the Credit Facility at September 29, 2002. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank offering rate, the Federal Funds Rate, or the bank's prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

      The Company has not been significantly impacted by inflationary pressures over the last several years, except for fluctuations in the market price of zinc, which the Company uses at a rate of approximately 1 million pounds per month, and inflation in Mexico, which impacts the U.S. dollar costs of the Mexican assembly operations.

Mexican Operations

      The Company has separate assembly and key finishing operations in Juarez, Mexico. Since December 28, 1998, the functional currency of the Mexican operation has been the Mexican peso. The effects of currency fluctuations result in adjustments to the U.S. dollar value of the Company's net assets and to the equity accounts in accordance with Statement of Financial Accounting Standard
(SFAS) No. 52, "Foreign Currency Translation."

Joint Ventures

      On November 28, 2000, the Company signed certain alliance agreements with
E. WITTE Verwaltungsgesellschaft GMBH, and its operating unit, WITTE-Velbert GmbH & Co. KG ("WITTE"). WITTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier with sales of 200 million EUROs in their last fiscal year. WITTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE's primary market for these products has been Europe. The WITTE-STRATTEC alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by the Company in North America, and the manufacture, distribution and sale of the Company's products by WITTE in Europe. Additionally, a joint venture company ("WITTE-STRATTEC LLC") in which each company holds a 50 percent interest has been established to seek opportunities to manufacture and sell both companies' products in other areas of the world outside of North America and Europe.

      In November 2001, WITTE-STRATTEC do Brasil, a joint venture formed between WITTE-STRATTEC LLC and Ifer Estamparia e Ferramentaria Ltda. was formed to service customers in South America. On March 1, 2002, WITTE-STRATTEC LLC completed the formation of WITTE-STRATTEC China, a joint venture between WITTE-STRATTEC LLC and a unit of Elitech Technology Co. Ltd. of Taiwan. WITTE-STRATTEC China, located in Fuzhou, People's Republic of China, will be the base of operations to service the Company's automotive customers in the Asian market.

      The joint ventures are accounted for on the equity basis of accounting. The activities related to the joint ventures did not have a material impact on the September 29, 2002 or September 30, 2001 financial statements.

Critical Accounting Policies and Estimates

The Company believes the following represents its critical accounting policies:

      Pension and Post-Retirement Health Benefits -- The determination of the obligation and expense for pension and post-retirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from these assumptions are accumulated and amortized over future periods. While the Company believes that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and post-retirement health obligations and future expense.

      Other Reserves -- The Company has reserves such as an environmental reserve, returns reserve, incurred but not reported claim reserves for self-insured health plans, and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgement with regard to risk exposure, ultimate liability, and net realizable value. The Company believes such reserves are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

Recently Issued Accounting Pronouncement

      In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or its results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit Activities," which is effective for fiscal years beginning after December 31, 2002. The provisions of this Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date management commits to an exit plan. The adoption of SFAS No. 146 is not expected to have an impact on the Company's financial position or its results of operations.

Risk Factors

The Company understands it is subject to the following risk factors based on its operations and the nature of the automotive industry in which it operates:

      Loss of Significant Customers or Vehicle Content -- Sales to General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation and Delphi Corporation represent approximately 85 percent of the Company's annual sales. The contracts with these customers provide for supplying the customer's requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately 4 to 5 years. Certain customer models may also be market tested annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on the Company's existing and future revenues and net income.

      Cost Reduction -- There is continuing pressure from the Company's major customers to reduce costs, including the cost of components purchased from outside suppliers. If the Company is unable to generate sufficient production cost savings in the future to offset programmed price reductions, the Company's gross margin and profitability would be adversely affected.

      Cyclicality and Seasonality in the Automotive Market -- The automotive market is highly cyclical and is dependent on consumer spending. Economic factors adversely affecting consumer demand for automobiles and automotive production could adversely impact the Company's revenues and net income. The Company typically experiences decreased revenue and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

      Foreign Operations -- As discussed under Joint Ventures, the Company has joint venture investments in both Brazil and China. These operations are currently not material. However, as these operations expand, their success will depend, in part, on the ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries, and compliance with foreign laws and regulations.

      Currency Exchange Rate Fluctuations -- The Company incurs a portion of its expenses in Mexican pesos. Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on financial results.

      Sources of and Fluctuations in Market Prices of Raw Materials -- The primary raw materials used by the Company are high-grade zinc, brass, steel and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources of raw materials are reliable and adequate for its needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on the Company's financial results.

      Disruptions Due to Work Stoppages and Other Labor Matters -- The Company's major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by the Company's customers or their suppliers could result in slow-downs or closures of assembly plants where the Company's products are included in assembled vehicles. For example, strikes by the United Auto Workers led to a shut-down of most of General Motors Corporation's North American assembly plants in June and July of 1998. A material work stoppage experienced by one or more of the Company's customers could have an adverse effect on the Company's business and its financial results. In addition, all production associates at the Company's Milwaukee facility are unionized. A 16-day strike by these associates in June 2001 resulted in increased costs by the Company as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with the unionized associates is effective through June 26, 2005. The Company may encounter further labor disruption after the effective date of this contract and may also encounter unionization efforts in its other plants or other types of labor conflicts, any of which could have an adverse effect on the Company's business and its financial results.

      Environmental and Safety Regulations -- The Company is subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of its manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company has an environmental management system that is

ISO-14001 certified. The Company believes that its existing environmental management system is adequate and it has no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at the Company's Milwaukee facility that was contaminated by a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985. This is being monitored in accordance with federal, state and local requirements. The Company does not currently anticipate any materially adverse impact on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business and there is no assurance that material liabilities or charges could not arise.

      Highly Competitive Automotive Supply Industry -- The automotive component supply industry is highly competitive. Some of the Company's competitors are companies, or divisions or subsidiaries of companies, that are larger than the Company and have greater financial and other resources. The Company's products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased revenues and profitability. In addition, the Company's competitive position in the North American automotive component supply industry could be adversely affected in the event that it is unsuccessful in making strategic acquisitions, alliances or establishing joint ventures that would enable it to expand globally. The Company principally competes for new business at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such new models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect the Company's business and financial results. In addition, as a result of relatively long lead times for many of its components, it may be difficult in the short-term for the Company to obtain new sales to replace any unexpected decline in the sale of existing products. The Company may incur significant product development expense in preparing to meet anticipated customer requirements which may not be recovered.

      Program Volume and Pricing Fluctuations -- The Company incurs costs and makes capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles. While the Company attempts to establish the price of its products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, the Company's revenues and net income may be adversely affected. The Company cannot predict its customers' demands for the products it supplies either in the aggregate or for particular reporting periods.

      Investments in Customer Program Specific Assets -- The Company makes investments in machinery and equipment used exclusively to manufacture products for specific customer programs. This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of the Company's major customers or specific vehicle models could result in impairment in the value of these assets and have a material adverse effect on the Company's financial results.

Prospective Information

      A number of the matters and subject areas discussed in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "would," "expect," "intend," "may," "planned," "potential," "should," "will," and "could." These include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in the Company's Management's Discussion and Analysis. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

      The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular, relating to the automotive industry, customer demand for the Company's and its customers' products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under "Risk Factors" above.

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

Item 4  Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

         (a)  Exhibits

                  3.1* Amended and Restated Articles of Incorporation of the
                       Company

                  3.2* By-Laws of the Company

                  4.1* Rights Agreement dated as of February 6, 1995 between the
                       Company and Firstar Trust Company, as Rights Agent

                 99.1  Certification Pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K

                  The Company filed a Form 8-K dated August 28, 2002, filed with the Securities and Exchange Commission on August 28, 2002, to report pursuant to Item 9, the submission to the Securities and Exchange Commission of the certification by the Company's chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

---------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STRATTEC SECURITY CORPORATION (Registrant)

Date: November 5, 2002              By  /S/ Patrick J. Hansen
                                        ----------------------

                                    Patrick J. Hansen
                                    Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Accounting and Financial Officer)

                                  CERTIFICATION

I, Harold M. Stratton II, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of STRATTEC SECURITY CORPORATION;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 5, 2002

                                            /s/ Harold M. Stratton II
                                            ------------------------------------
                                            Harold M. Stratton II,
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Patrick J. Hansen, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of STRATTEC SECURITY CORPORATION;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date:  November 5, 2002

                                            /s/ Patrick J. Hansen
                                            ------------------------------------
                                            Patrick J. Hansen,
                                            Chief Financial Officer