Form 10-Q
period 2002-12-29
STRATTEC SECURITY CORP
filed 2003-02-05
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

                                       or

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

                                 (414) 247-3333
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      ----      ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).    YES  X     NO
                                                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,755,896 shares outstanding as of December 29, 2002.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                December 29, 2002

                                      INDEX


                                                                                                   Page
                                                                                                   ----
Part I - FINANCIAL INFORMATION

Item 1   Financial Statements
         Condensed Consolidated Statements of Income                                                 3
         Condensed Consolidated Balance Sheets                                                       4
         Condensed Consolidated Statements of Cash Flows                                             5
         Notes to Condensed Consolidated Financial Statements                                        6
Item 2   Management's Discussion and Analysis of Results
            of Operations and Financial Condition                                                  7-13
Item 3   Quantitative and Qualitative Disclosures About Market Risk                                 13
Item 4   Controls and Procedures                                                                    13


Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                          14
Item 2   Changes in Securities and Use of Proceeds                                                  14
Item 3   Defaults Upon Senior Securities                                                            14
Item 4   Submission of Matters to a Vote of Security Holders                                        14
Item 5   Other Information                                                                          14
Item 6   Exhibits and Reports on Form 8-K                                                           14


Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                               Three Months Ended             Six Months Ended
                                                               ------------------             ----------------
                                                           December 29,    December 30,   December 29,   December 30,
                                                               2002            2001           2002           2001
                                                           -------------  --------------  -------------  -------------
                                                                    (unaudited)                    (unaudited)
Net sales                                                      $  48,680       $  49,178      $  96,586     $   98,633

Cost of goods sold                                                37,742          39,072         74,295         78,445
                                                           -------------  --------------  -------------  -------------

    Gross profit                                                  10,938          10,106         22,291         20,188

Engineering, selling and administrative
    expenses                                                       4,571           4,874          9,182          9,642
                                                           -------------  --------------  -------------  -------------

    Income from operations                                         6,367           5,232         13,109         10,546

Interest income                                                       85             141            183            296
Other income (expense), net                                          (45)           (238)          (248)            93
                                                           -------------  --------------  -------------  -------------
    Income before provision for income taxes                       6,407           5,135         13,044         10,935

Provision for income taxes                                         2,371           1,900          4,827          4,046
                                                           -------------  --------------  -------------  -------------
Net income                                                     $   4,036       $   3,235      $   8,217     $    6,889
                                                           =============  ==============  =============  =============

Earnings per share:
Basic                                                          $    1.07       $    0.79      $    2.15     $     1.68
                                                           =============  ==============  =============  =============
Diluted                                                        $    1.05       $    0.78      $    2.11     $     1.66
                                                           =============  ==============  =============  =============


Average Shares Outstanding:
Basic                                                              3,756           4,096          3,816          4,089
Diluted                                                            3,832           4,149          3,889          4,140



         The accompanying notes are an integral part of these condensed consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                 December 29,          June 30,
                                                                                     2002                2002
                                                                                 ------------        ------------
ASSETS                                                                            (unaudited)
Current Assets:
     Cash and cash equivalents                                                     $   23,703          $   34,956
     Receivables, net                                                                  25,734              27,860
     Inventories-
         Finished products                                                              3,197               2,395
         Work in process                                                                9,410               7,909
         Raw materials                                                                    602                 427
         LIFO adjustment                                                               (2,368)             (2,489)
                                                                                 ------------        ------------
            Total inventories                                                          10,841               8,242
     Customer tooling in progress                                                       2,931               3,499
     Other current assets                                                               7,790               7,690
                                                                                 ------------        ------------
         Total current assets                                                          70,999              82,247

Deferred Income Taxes                                                                     469                 469
Investment in Joint Venture                                                               276                 393

Property, plant and equipment                                                         100,149             100,028
Less: accumulated depreciation                                                        (64,322)            (61,497)
                                                                                 ------------        ------------
     Net property, plant and equipment                                                 35,827              38,531
                                                                                 ------------        ------------

                                                                                   $  107,571          $  121,640
                                                                                 ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                              $   11,599          $   15,291
     Payroll and benefits                                                               7,963               9,725
     Environmental                                                                      2,723               2,730
     Other accrued liabilities                                                          2,397               3,779
                                                                                 ------------        ------------
         Total current liabilities                                                     24,682              31,525

Accrued pension and postretirement obligations                                         16,240              15,448

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value,
         Issued 6,495,780 shares                                                           65                  65
     Capital in excess of par value                                                    59,439              59,425
     Retained earnings                                                                104,811              96,594
     Accumulated other comprehensive loss                                              (2,560)             (2,440)
     Less: treasury stock, at cost (2,739,884 shares at December 29,
         2002 and 2,364,145 shares at June 30, 2002)                                  (95,106)            (78,977)
                                                                                 ------------        ------------
         Total shareholders' equity                                                    66,649              74,667
                                                                                 ------------        ------------
                                                                                   $  107,571          $  121,640
                                                                                 ============        ============


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                  December 29,        December 30,
                                                                                      2002                2001
                                                                                  ------------        ------------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $   8,217           $   6,889
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                                   3,916               4,148
         Change in operating assets and liabilities:
            Decrease in receivables                                                     2,095               4,884
            Increase in inventories                                                    (2,599)             (1,903)
            (Increase) decrease in other assets                                           378                 (15)
            Increase (decrease) in accounts payable and
                accrued liabilities                                                    (5,917)                100
            Tax benefit from options exercised                                              -                 527
            Other, net                                                                    144                 (52)
                                                                                  -----------         -----------
     Net cash provided by operating activities                                          6,234              14,578

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                        (1,373)             (2,285)
                                                                                  -----------         -----------
     Net cash used in investing activities                                             (1,373)             (2,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                       (16,136)             (2,452)
     Exercise of stock options                                                             22               3,342
                                                                                  -----------         -----------
     Net cash provided by (used in) financing activities                              (16,114)                890
                                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                 (11,253)             13,183

CASH AND CASH EQUIVALENTS
     Beginning of period                                                               34,956              15,298
                                                                                  -----------         -----------
     End of period                                                                  $  23,703           $  28,481
                                                                                  ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                              $   6,007           $   4,162
     Interest paid                                                                          -                   -

         The accompanying notes are an integral part of these condensed consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF FINANCIAL STATEMENTS

         STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related access-control products for North American and global automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, its wholly owned Mexican subsidiaries, and its foreign sales corporation.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of December 29, 2002, and the results of operations and cash flows for the three and six month periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

         These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report.

EARNINGS PER SHARE (EPS)

         A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                                          Six Months Ended
                                                                          ----------------
                                                       December 29, 2002                 December 30, 2001
                                                       -----------------                 -----------------
                                                    Net                 Per-Share      Net                Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                          $8,217      3,816       $2.15      $6,889      4,089       $1.68
                                                                          =====                              =====
Stock Options                                                    73                                 51
                                                              -----                              -----
Diluted Earnings Per Share                        $8,217      3,889       $2.11      $6,889      4,140       $1.66
                                                              =====       =====                  =====       =====


                                                                        Three Months Ended
                                                                        ------------------
                                                       December 29, 2002                  December 30, 2001
                                                       -----------------                  -----------------
                                                    Net                 Per-Share      Net                Per-Share
                                                  Income     Shares      Amount      Income     Shares      Amount
                                                  ------     ------      ------      ------     ------      ------
Basic Earnings Per Share                          $4,036      3,756       $1.07      $3,235      4,096       $0.79
                                                                          =====                              =====
Stock Options                                                    76                                 53
                                                              -----                              -----
Diluted Earnings Per Share                        $4,036      3,832       $1.05      $3,235      4,149       $0.78
                                                              =====       =====                  =====       =====


         Options to purchase 80,000 shares of common stock at a price of $58.59 per share were outstanding as of December 29, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 315,858 shares of common stock at prices ranging from $35.97 to $45.79 per share were outstanding as of December 30, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME
      The following table presents the Company's comprehensive income (in thousands):

                                                   Three Months Ended                        Six Months Ended
                                                   ------------------                        ----------------
                                       December 29, 2002     December 30, 2001    December 29, 2002     December 30, 2001
                                       -----------------     -----------------    -----------------     -----------------
Net Income                                    $4,036               $3,235                 $8,217              $6,889
Change in Cumulative Translation
      Adjustments, net                          (45)                  231                  (120)               (108)
                                              ------               ------                 ------              ------
Total Comprehensive Income                    $3,991               $3,466                 $8,097              $6,781
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

Analysis of Results of Operations

Three months ended December 29, 2002 compared to the three months ended December 30, 2001

         Net sales for the three months ended December 29, 2002, were $48.6 million compared to net sales of $49.2 million for the three months ended December 30, 2001. Overall sales to the Company's largest customers decreased slightly in the current quarter compared to the prior year quarter levels and were impacted by the elimination of certain mechanical and electronic content within the Company's lockset products to help reduce vehicle cost. As a result, sales to Ford Motor Company and DaimlerChrysler Corporation decreased in the current quarter compared to the prior year quarter, with Ford at $10.1 million compared to $10.7 million and DaimlerChrysler at $8.1 million compared to $9.1 million. Sales to Mitsubishi Motor Manufacturing of America, Inc. remained flat at $2.1 million, while sales to General Motors increased to $15.7 million compared to $15.1 million, and sales to Delphi Corporation increased to $7.5 million compared to $6.9 million in the prior year quarter. The increase in sales to General Motors and Delphi was primarily the result of increased vehicle production more than offsetting the impact of the elimination of certain mechanical and electronic content as previously discussed.

         Gross profit as a percentage of net sales was 22.5 percent in the current quarter compared to 20.5 percent in the prior year quarter. The improvement is primarily due to the Company's on-going manufacturing process improvements at its Milwaukee, Wisconsin and Juarez, Mexico facilities along with a favorable Mexican peso to U.S. dollar exchange rate.

         Engineering, selling and administrative expenses were relatively consistent between quarters and totaled $4.6 million in the current quarter compared to $4.9 million in the prior year quarter.

         Income from operations was $6.4 million in the current quarter compared to $5.2 million in the prior year quarter. The increase is primarily the result of the improved gross profit margin as discussed above.

         The effective income tax rate for the current quarter was 37.0 percent, which is consistent with the prior year quarter. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 29, 2002 compared to the six months ended December 30, 2001

         Net sales for the six months ended December 29, 2002, were $96.6 million compared to net sales of $98.6 million for the six months ended December 30, 2001. The current period sales were affected by several factors. Higher overall customer vehicle production as compared to the prior year period was offset by the elimination of certain mechanical and electronic content within the Company's lockset products to help reduce vehicle cost. In addition, the prior year period sales included the after-effects of a June 2001 strike at the Company's Milwaukee facility, which resulted in approximately $1.5 million of past due June orders being shipped in addition to regular quarterly orders. The change in sales to the Company's largest customers in the current year period compared to the prior year period include General Motors Corporation at $30.5 million compared to $30.8 million, Delphi Corporation at $14.3 million compared to $14.0 million, DaimlerChrysler Corporation at $16.5 million compared to $17.8 million, Ford Motor Company at $20.0 million compared to $19.6 million and Mitsubishi Motor Manufacturing of America, Inc. at $4.5 million compared to $4.9 million.

         Gross profit as a percentage of net sales was 23.1 percent in the current year period compared to 20.5 percent in the prior year period. The improvement is primarily due to the Company's on-going manufacturing process improvements at its Milwaukee, Wisconsin and Juarez, Mexico facilities along with a favorable Mexican peso to U.S. dollar exchange rate. In addition, during the early part of the prior year period, additional costs were incurred to expedite past due orders and rebuild inventories depleted during the June 2001 strike at the Milwaukee facility that reduced gross profit margins.

         Engineering, selling and administrative expenses were relatively consistent between periods and totaled $9.2 million in the six months ended December 29, 2002, compared to $9.6 million in the prior year period.

         Income from operations was $13.1 million in the six months ended December 29, 2002, compared to $10.5 million in the prior year period. The increase is primarily the result of the improved gross profit margin discussed above.

         The effective income tax rate for the current year period was 37.0 percent, which is consistent with the prior year period. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

         The Company generated cash from operating activities of $6.2 million in the six months ended December 29, 2002. In the six months ended December 30, 2001, the Company generated $14.6 million in cash from operating activities. The decreased generation of cash between periods is primarily due to the timing of the payment of accounts payable which is based on normal payment terms as well as financial results, which impact the bonus amounts paid to eligible associates.

         The Company's investment in accounts receivable decreased by approximately $2.2 million to $25.7 million at December 29, 2002, as compared to $27.9 million at June 30, 2002, primarily due to a decrease in sales levels in December resulting from the scheduled holiday shut-down. Inventories increased by approximately $2.6 million at December 29, 2002, as compared to June 30, 2002 in support of increased customer production levels.

         Capital expenditures during the six months ended December 29, 2002, were $1.4 million compared to $2.3 million during the six months ended December 30, 2001. The Company anticipates that capital expenditures will be approximately $5 million in 2003, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

         The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,039,395 outstanding shares. A total of 2,752,192 shares have been repurchased as of December 29, 2002, at a cost of approximately $95.3 million. There were no repurchases during the quarter ended December 29, 2002. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

         The Company has a $20.0 million unsecured, revolving credit facility (the "Credit Facility"), which expires October 31, 2003. The Company previously had an additional $30 million under this Credit Facility, which expired October 31, 2002. The Company is currently in the process of negotiating a new credit facility. There were no outstanding borrowings under the Credit Facility at December 29, 2002. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank offering rate, the Federal Funds Rate, or the bank's prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

         The joint ventures are accounted for on the equity basis of accounting. The activities related to the joint ventures did not have a material impact on the December 29, 2002 or December 30, 2001 financial statements.

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

Recently Issued Accounting Pronouncements

         In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. The provisions of this Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date management commits to an exit plan. The adoption of SFAS No. 146 is not expected to have an impact on the Company's financial position or its results of operations.

         In December 2002, the Financial Accounting Standards Board authorized the issuance of SFAS No. 148, "Accounting for Stock-Based Compensation." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148.

         In November 2002, the Financial Accounting Standards Board authorized the issuance of Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45, the accounting under which is effective for guarantees issued or modified after December 31, 2002, also requires additional disclosure. The Company has not yet completed the evaluation of the application of the accounting provisions of these new rules.

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

         Cyclicality and Seasonality in the Automotive Market -- The automotive market is highly cyclical and is dependent on consumer spending and to a certain extent on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production could adversely impact the Company's revenues and net income. The Company typically experiences decreased revenue and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

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

Item 1 Legal Proceedings - None

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting held on October 8, 2002, the shareholders voted to elect Michael J. Koss and John G. Cahill as directors for a term to expire in 2005. The number of votes cast for and withheld in the election of Michael J. Koss were 3,083,212 and 495,293, respectively. The number of votes cast for and withheld in the election of John G. Cahill were 3,300,030 and 278,474, respectively. Directors whose term continued after the meeting include Harold M. Stratton II and Robert Feitler each with a term expiring in 2003, and Frank J. Krejci with a term expiring in 2004. The shareholders also voted to approve an amendment to the STRATTEC SECURITY CORPORATION Stock Incentive Plan to increase the aggregate number of shares of the Company's Common Stock that may be issued or transferred upon exercise, payment or vesting of stock options and other equity incentive awards granted under such plan from 1,200,000 to 1,600,000. The number of votes cast for, against and withheld in the approval of the amendment were 2,115,248, 1,068,329 and 394,928, respectively.

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  3.1* Amended and Restated Articles of Incorporation of the Company
                  3.2*  By-Laws of the Company
                  4.1* Rights Agreement dated as of February 6, 1995 between the Company and Firstar Trust Company, as Rights Agent
                  10.1 STRATTEC SECURITY CORPORATION Stock Incentive Plan, as amended
                  99.1  Certification Pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K - None

----------------------------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STRATTEC SECURITY CORPORATION (Registrant)

Date: February 5, 2003              By  /S/ Patrick J. Hansen
                                        -----------------------

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


         Date:  February 5, 2003

                                           /s/ Harold M. Stratton II
                                          --------------------------------------
                                          Harold M. Stratton II,
                                          Chairman and Chief Executive Officer

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


       Date:  February 5, 2003


                                            /s/ Patrick J. Hansen
                                            ------------------------------------
                                            Patrick J. Hansen,
                                            Chief Financial Officer