Form 10-Q
period 2003-03-30
STRATTEC SECURITY CORP
filed 2003-05-06
CIK 933034

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

                                       or

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

Common stock, par value $0.01 per share: 3,759,570 shares outstanding as of March 30, 2003.

                          STRATTEC SECURITY CORPORATION

                                    FORM 10-Q

                                 March 30, 2003

                                      INDEX


                                                                                                   Page
                                                                                                   ----
Part I - FINANCIAL INFORMATION

Item 1   Financial Statements
         Condensed Consolidated Statements of Income                                                 3
         Condensed Consolidated Balance Sheets                                                       4
         Condensed Consolidated Statements of Cash Flows                                             5
         Notes to Condensed Consolidated Financial Statements                                      6-7
Item 2   Management's Discussion and Analysis of Results
            of Operations and Financial Condition                                                 8-14
Item 3   Quantitative and Qualitative Disclosures About Market Risk                                 14
Item 4   Controls and Procedures                                                                    14


Part II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                          15
Item 2   Changes in Securities and Use of Proceeds                                                  15
Item 3   Defaults Upon Senior Securities                                                            15
Item 4   Submission of Matters to a Vote of Security Holders                                        15
Item 5   Other Information                                                                          15
Item 6   Exhibits and Reports on Form 8-K                                                           15

Item 1   Financial Statements

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                     Three Months Ended               Nine Months Ended
                                                ----------------------------     -----------------------------
                                                  March 30,       March 31,       March 30,        March 31,
                                                    2003            2002             2003             2002
                                                ------------    ------------     ------------     ------------
                                                         (unaudited)                      (unaudited)

Net sales                                       $     49,926    $     51,687     $    146,512     $    150,320

Cost of goods sold                                    38,255          40,313          112,550          118,758
                                                ------------    ------------     ------------     ------------

    Gross profit                                      11,671          11,374           33,962           31,562

Engineering, selling and administrative
    expenses                                           5,043           4,954           14,225           14,596
                                                ------------    ------------     ------------     ------------

    Income from operations                             6,628           6,420           19,737           16,966

Interest income                                           91             119              274              415
Other income (expense), net                               21            (142)            (227)             (49)
                                                ------------    ------------     ------------     ------------

    Income before provision for income taxes           6,740           6,397           19,784           17,332

Provision for income taxes                             2,493           2,367            7,320            6,413
                                                ------------    ------------     ------------     ------------

Net income                                      $      4,247    $      4,030     $     12,464     $     10,919
                                                ============    ============     ============     ============


Earnings per share:
Basic                                           $       1.13    $       0.98     $       3.28     $       2.66
                                                ============    ============     ============     ============
Diluted                                         $       1.11    $       0.96     $       3.22     $       2.62
                                                ============    ============     ============     ============

Average Shares Outstanding:
Basic                                                  3,759           4,130            3,797            4,103
Diluted                                                3,822           4,204            3,867            4,162

         The accompanying notes are an integral part of these condensed consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                      March 30,        June 30,
                                                                                        2003             2002
                                                                                    ------------     ------------
                                                                                     (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                      $     27,442     $     34,956
     Receivables, net                                                                     28,230           27,860
       Inventories-
         Finished products                                                                 2,987            2,395
         Work in process                                                                   9,617            7,909
         Raw materials                                                                       767              427
         LIFO adjustment                                                                  (2,304)          (2,489)
                                                                                    ------------     ------------
            Total inventories                                                             11,067            8,242
     Customer tooling in progress                                                          2,565            3,499
     Other current assets                                                                  7,911            7,690
                                                                                    ------------     ------------
         Total current assets                                                             77,215           82,247

Deferred Income Taxes                                                                        469              469
Investment in Joint Ventures                                                               1,147              393

Property, plant and equipment                                                            100,908          100,028
Less: accumulated depreciation                                                           (65,866)         (61,497)
                                                                                    ------------     ------------
     Net property, plant and equipment                                                    35,042           38,531
                                                                                    ------------     ------------

                                                                                    $    113,873     $    121,640
                                                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                               $     16,279     $     15,291
     Payroll and benefits                                                                  9,809            9,725
     Environmental                                                                         2,719            2,730
     Other accrued liabilities                                                             3,080            3,779
                                                                                    ------------     ------------
         Total current liabilities                                                        31,887           31,525

Accrued pension and postretirement obligations                                            11,625           15,448

Shareholders' equity:
     Common stock, authorized 12,000,000 shares $.01 par value,
         Issued 6,532,193 shares at March 30, 2003 and 6,495,780 shares
         at June 30, 2002                                                                     65               65
     Capital in excess of par value                                                       60,652           59,425
     Retained earnings                                                                   109,058           96,594
     Accumulated other comprehensive loss                                                 (2,692)          (2,440)
     Less: treasury stock, at cost (2,772,623 shares at March 30,
         2003 and 2,364,145 shares at June 30, 2002)                                     (96,722)         (78,977)
                                                                                    ------------     ------------
         Total shareholders' equity                                                       70,361           74,667
                                                                                    ------------     ------------

                                                                                    $    113,873     $    121,640
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

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                        Nine Months Ended
                                                                 -----------------------------
                                                                   March 30,        March 31,
                                                                     2003             2002
                                                                 ------------     ------------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $     12,464     $     10,919
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation                                                   5,884            6,230
         Change in operating assets and liabilities:
            (Increase) decrease in receivables                           (429)             449
            Increase in inventories                                    (2,825)          (1,523)
            (Increase) decrease in other assets                           533             (546)
            Increase (decrease) in accounts payable and
                accrued liabilities                                    (3,198)           3,544
            Tax benefit from options exercised                            324              647
            Other, net                                                    150             (510)
                                                                 ------------     ------------
     Net cash provided by operating activities                         12,903           19,210

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in Joint Ventures                                        (876)              --
     Additions to property, plant and equipment                        (2,700)          (3,774)
                                                                 ------------     ------------
     Net cash used in investing activities                             (3,576)          (3,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                       (17,756)          (2,452)
     Exercise of stock options                                            915            4,152
                                                                 ------------     ------------
     Net cash provided by (used in) financing activities              (16,841)           1,700
                                                                 ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                  (7,514)          17,136

CASH AND CASH EQUIVALENTS
     Beginning of period                                               34,956           15,298
                                                                 ------------     ------------
     End of period                                               $     27,442     $     32,434
                                                                 ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                           $      7,567     $      4,430
     Interest paid                                                         --               --

         The accompanying notes are an integral part of these condensed consolidated statements.

                 STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF FINANCIAL STATEMENTS

      STRATTEC SECURITY CORPORATION (the "Company") designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related access-control products for North American and global automotive manufacturers. The accompanying condensed unaudited financial statements reflect the consolidated results of the Company, its wholly owned Mexican subsidiaries, and its foreign sales corporation.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of March 30, 2003, and the results of operations and cash flows for the three and nine month periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

      These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report.

EARNINGS PER SHARE (EPS)

      A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

                                                                Nine Months Ended
                             ---------------------------------------------------------------------------------------
                                          March 30, 2003                                March 31, 2002
                             ------------------------------------------   ------------------------------------------
                                 Net                        Per-Share         Net                        Per-Share
                                Income         Shares         Amount         Income         Shares         Amount
                             ------------   ------------   ------------   ------------   ------------   ------------
Basic Earnings Per Share     $     12,464          3,797   $       3.28   $     10,919          4,103   $       2.66
                                                           ============                                 ============
Stock Options                                         70                                           59
                                            ------------                                 ------------
Diluted Earnings Per Share   $     12,464          3,867   $       3.22   $     10,919          4,162   $       2.62
                                            ============   ============                  ============   ============

                                                                Three Months Ended
                             ---------------------------------------------------------------------------------------
                                          March 30, 2003                                March 31, 2002
                             ------------------------------------------   ------------------------------------------
                                 Net                        Per-Share         Net                        Per-Share
                                Income         Shares         Amount         Income         Shares         Amount
                             ------------   ------------   ------------   ------------   ------------   ------------
Basic Earnings Per Share     $      4,247          3,759   $       1.13   $      4,030          4,130   $       0.98
                                                           ============                                 ============
Stock Options                                         63                                           74
                                            ------------                                 ------------
Diluted Earnings Per Share   $      4,247          3,822   $       1.11   $      4,030          4,204   $       0.96
                                            ============   ============                  ============   ============

      Options to purchase 74,160 shares of common stock at a price of $58.59 per share were outstanding as of March 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 226,128 shares of common stock at prices ranging from $43.07 to $45.79 per share were outstanding as of March 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

COMPREHENSIVE INCOME

      The following table presents the Company's comprehensive income (in thousands):

                                          Three Months Ended                  Nine Months Ended
                                   --------------------------------   --------------------------------
                                   March 30, 2003    March 31, 2002   March 30, 2003    March 31, 2002
                                   --------------    --------------   --------------    --------------
Net Income                         $        4,247    $        4,030   $       12,464    $       10,919
Change in Cumulative Translation
      Adjustments, net                       (132)              137             (252)               29
                                   --------------    --------------   --------------    --------------
Total Comprehensive Income         $        4,115    $        4,167   $       12,212    $       10,948
                                   ==============    ==============   ==============    ==============

STOCK BASED COMPENSATION

      The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25 and related interpretations as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost related to these plans was charged against earnings during 2003 and 2002. Had compensation cost for these plans been determined consistent with SFAS No. 123, the pro forma impact on earnings per share would have been as follows (in thousands):

                                                Three Months Ended                   Nine Months Ended
                                         --------------------------------    --------------------------------
                                         March 30, 2003    March 31, 2002    March 30, 2003    March 31, 2002
                                         --------------    --------------    --------------    --------------
Net Income as Reported                   $        4,247    $        4,030    $       12,464    $       10,919
Less Compensation Expense Determined
   Under Fair Value Method, net of tax             (213)             (165)             (600)             (472)
                                         --------------    --------------    --------------    --------------
Pro Forma Net Income                     $        4,034    $        3,865    $       11,864    $       10,447
                                         ==============    ==============    ==============    ==============

Basic EPS as Reported                    $         1.13    $         0.98    $         3.28    $         2.66
Pro Forma Basic EPS                      $         1.07    $         0.93    $         3.11    $         2.54

Diluted EPS as Reported                  $         1.11    $         0.96    $         3.22    $         2.62
Pro Forma Diluted EPS                    $         1.05    $         0.92    $         3.05    $         2.50

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

Analysis of Results of Operations

Three months ended March 30, 2003 compared to the three months ended March 31, 2002

      Net sales for the three months ended March 30, 2003, were $49.9 million compared to net sales of $51.7 million for the three months ended March 31, 2002. Overall sales to the Company's largest customers decreased in the current quarter compared to the prior year quarter levels. Production sales volumes increased approximately 5 percent over the prior year quarter. However, sales were impacted by the elimination of certain mechanical and electronic content within the Company's lockset products to help reduce vehicle cost and by pre-programmed price reductions. As a result, sales to General Motors Corporation decreased to $15.0 million from $15.7 million in the prior year quarter and sales to DaimlerChrysler Corporation decreased to $8.6 million from $9.6 million. Sales to Ford Motor Company and Mitsubishi Motor Manufacturing of America, Inc. were flat during the current quarter at $10.6 million and $2.4 million, respectively. Sales to Delphi Corporation increased slightly to $7.6 million compared to $7.4 million in the prior year quarter.

      Gross profit as a percentage of net sales was 23.4 percent in the current quarter compared to 22.0 percent in the prior year quarter. The improvement is primarily due to the Company's on-going cost reduction initiatives at its Milwaukee, Wisconsin and Juarez, Mexico facilities along with a favorable Mexican peso to U.S. dollar exchange rate.

      Engineering, selling and administrative expenses were $5.0 million in the current quarter, approximately the same level as in the prior year quarter.

      Income from operations was $6.6 million in the current quarter compared to $6.4 million in the prior year quarter. The increase is primarily the result of the improved gross profit margin as discussed above.

      The effective income tax rate for the current quarter was 37.0 percent, which is consistent with the prior year quarter. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Nine months ended March 30, 2003 compared to the nine months ended March 31,
2002

      Net sales for the nine months ended March 30, 2003, were $146.5 million compared to net sales of $150.3 million for the nine months ended March 31, 2002. Overall sales to the Company's largest customers decreased in the current year period compared to the prior year period levels. Production sales volumes increased approximately 6 percent over the prior year period. However, sales were impacted by the elimination of certain mechanical and electronic content within the Company's lockset products to help reduce vehicle cost and by pre-programmed price reductions. In addition, the prior year period sales included the after-effects of a June 2001 strike at the Company's Milwaukee facility, which resulted in approximately $1.5 million of past due June orders being shipped during the first quarter of 2002 in addition to regular quarterly orders. The change in sales to the Company's largest customers in the current year period compared to the prior year period include General Motors Corporation at $45.5 million compared to $46.4 million, Delphi Corporation at $21.8 million compared to $21.3 million, DaimlerChrysler Corporation at $25.1 million compared to $27.4 million, Ford Motor Company at $30.0 million compared to $30.2 million and Mitsubishi Motor Manufacturing of America, Inc. at $7.0 million compared to $7.3 million.

      Gross profit as a percentage of net sales was 23.2 percent in the current year period compared to 21.0 percent in the prior year period. The improvement is primarily due to the Company's on-going cost reduction initiatives at its Milwaukee, Wisconsin and Juarez, Mexico facilities along with a favorable Mexican peso to U.S. dollar exchange rate. In addition, during the early part of the prior year period, additional costs were incurred to expedite past due orders and rebuild inventories depleted during the June 2001 strike at the Milwaukee facility that reduced gross profit margins.

      Engineering, selling and administrative expenses were relatively consistent between periods and totaled $14.2 million in the nine months ended March 30, 2003, compared to $14.6 million in the prior year period.

      Income from operations was $19.7 million in the nine months ended March 30, 2003, compared to $17.0 million in the prior year period. The increase is primarily the result of the improved gross profit margin discussed above.

      The effective income tax rate for the current year period was 37.0 percent, which is consistent with the prior year period. The overall effective rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

      The Company generated cash from operating activities of $12.9 million in the nine months ended March 30, 2003. In the nine months ended March 31, 2002, the Company generated $19.2 million in cash from operating activities. The decreased generation of cash between periods is primarily due to a $5 million contribution to the Company's pension fund in the current period compared to a $1.6 million contribution in the prior year period. The change in cash between periods was also impacted by the timing of the payment of accounts payable, which is based on normal payment terms as well as financial results, which impact the bonus amounts paid to eligible associates.

      The Company's investment in accounts receivable of $28.2 million at March 30, 2003 is consistent with the June 30, 2002 balance of $27.9 million. Inventories increased by approximately $2.8 million March 30, 2003, as compared to June 30, 2002 in support of increased customer production levels.

      The Company made an additional investment in joint ventures of $876,000 during the nine months ended March 30, 2003, in order to support an additional capital contribution due to WITTE-STRATTEC China as well as ongoing operating expenses of WITTE-STRATTEC LLC.

      Capital expenditures during the nine months ended March 30, 2003, were $2.7 million compared to $3.8 million during the nine months ended March 31, 2002. The Company anticipates that capital expenditures will be approximately $4 million to $5 million in 2003, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

      The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,039,395 outstanding shares. A total of 2,785,192 shares have been repurchased as of March 30, 2003, at a cost of approximately $96.9 million. During the quarter ended March 30, 2003, 33,000 shares were repurchased at a cost of approximately $1.6 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

      The Company has a $20.0 million unsecured, revolving credit facility (the "Credit Facility"), which expires October 31, 2003. The Company previously had an additional $30 million under this Credit Facility, which expired October 31, 2002. The Company is currently in the process of negotiating a new credit facility. There were no outstanding borrowings under the Credit Facility at March 30, 2003. Interest on borrowings under the Credit Facility are at varying rates based, at the Company's option, on the London Interbank offering rate, the Federal Funds Rate, or the bank's prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth, ratio of indebtedness to tangible net worth and fixed charge coverage. The Company believes that the Credit Facility is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

      The joint ventures are accounted for on the equity basis of accounting. The activities related to the joint ventures did not have a material impact on the March 30, 2003 or March 31, 2002 financial statements.

Critical Accounting Policies and Estimates

The Company believes the following represents its critical accounting policies:

      Pension and Post-Retirement Health Benefits - The determination of the obligation and expense for pension and post-retirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from these assumptions are accumulated and amortized over future periods. While the Company believes that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and post-retirement health obligations and future expense.

      Other Reserves - The Company has reserves such as an environmental reserve, returns reserve, incurred but not reported claim reserves for self-insured health plans, and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgement with regard to risk exposure, ultimate liability, and net realizable value. The Company believes such reserves are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

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

Risk Factors

The Company understands it is subject to the following risk factors based on its operations and the nature of the automotive industry in which it operates:

      Loss of Significant Customers or Vehicle Content - Sales to General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation and Delphi Corporation represent approximately 85 percent of the Company's annual sales. The contracts with these customers provide for supplying the customer's requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately 4 to 5 years. Certain customer models may also be market tested annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on the Company's existing and future revenues and net income.

      Cost Reduction - There is continuing pressure from the Company's major customers to reduce costs, including the cost of components purchased from outside suppliers. If the Company is unable to generate sufficient production cost savings in the future to offset programmed price reductions, the Company's gross margin and profitability would be adversely affected.

      Cyclicality and Seasonality in the Automotive Market - The automotive market is highly cyclical and is dependent on consumer spending and to a certain extent on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production could adversely impact the

Company's revenues and net income. The Company typically experiences decreased revenue and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

      Foreign Operations - As discussed under Joint Ventures, the Company has joint venture investments in both Brazil and China. These operations are currently not material. However, as these operations expand, their success will depend, in part, on the ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries, and compliance with foreign laws and regulations.

      Currency Exchange Rate Fluctuations - The Company incurs a portion of its expenses in Mexican pesos. Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on financial results.

      Sources of and Fluctuations in Market Prices of Raw Materials - The primary raw materials used by the Company are high-grade zinc, brass, steel and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources of raw materials are reliable and adequate for its needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on the Company's financial results.

      Disruptions Due to Work Stoppages and Other Labor Matters - The Company's major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by the Company's customers or their suppliers could result in slow-downs or closures of assembly plants where the Company's products are included in assembled vehicles. For example, strikes by the United Auto Workers led to a shut-down of most of General Motors Corporation's North American assembly plants in June and July of 1998. A material work stoppage experienced by one or more of the Company's customers could have an adverse effect on the Company's business and its financial results. In addition, all production associates at the Company's Milwaukee facility are unionized. A 16-day strike by these associates in June 2001 resulted in increased costs by the Company as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with the unionized associates is effective through June 26, 2005. The Company may encounter further labor disruption after the effective date of this contract and may also encounter unionization efforts in its other plants or other types of labor conflicts, any of which could have an adverse effect on the Company's business and its financial results.

      Environmental and Safety Regulations - The Company is subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of its manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company has an environmental management system that is ISO-14001 certified. The Company believes that its existing environmental management system is adequate and it has no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at the Company's Milwaukee facility that was contaminated by a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985. This is being monitored in accordance with federal, state and local requirements. The Company does not currently anticipate any materially adverse impact on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company's business and there is no assurance that material liabilities or charges could not arise.

      Highly Competitive Automotive Supply Industry - The automotive component supply industry is highly competitive. Some of the Company's competitors are companies, or divisions or subsidiaries of companies, that are larger than the Company and have greater financial and other resources. The Company's products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased revenues and profitability. In addition, the Company's competitive position in the North American automotive component supply industry could be adversely affected in the event that it is unsuccessful in making strategic acquisitions, alliances or establishing joint ventures that would enable it to expand globally. The Company principally competes for new business at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such new models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect the Company's business and financial results. In addition, as a result of relatively long lead times for many of its components, it may be difficult in the short-term for the Company to obtain new sales to replace any unexpected decline in the sale of existing products. The Company may incur significant product development expense in preparing to meet anticipated customer requirements which may not be recovered.

      Program Volume and Pricing Fluctuations - The Company incurs costs and makes capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles. While the Company attempts to establish the price of its products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, the Company's revenues and net income may be adversely affected. The Company cannot predict its customers' demands for the products it supplies either in the aggregate or for particular reporting periods.

      Investments in Customer Program Specific Assets - The Company makes investments in machinery and equipment used exclusively to manufacture products for specific customer programs. This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of the Company's major customers or specific vehicle models could result in impairment in the value of these assets and have a material adverse effect on the Company's financial results.

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

            3.1*  Amended and Restated Articles of Incorporation of the Company

            3.2*  By-Laws of the Company

            4.1* Rights Agreement dated as of February 6, 1995 between the Company and Firstar Trust Company, as Rights Agent

           99.1   Certification Pursuant to 18 U.S.C. Section 1350

      (b) Reports on Form 8-K - None

----------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STRATTEC SECURITY CORPORATION (Registrant)

Date: May 6, 2003                   By  /s/ Patrick J. Hansen
                                        --------------------------------

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


Date: May 6, 2003

                                     /s/ Harold M. Stratton II
                                     -------------------------------------------
                                     Harold M. Stratton II,
                                     Chairman and Chief Executive Officer

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


Date: May 6, 2003


                                             /s/ Patrick J. Hansen
                                             -----------------------------------
                                             Patrick J. Hansen,
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------

            3.1*  Amended and Restated Articles of Incorporation of the Company

            3.2*  By-Laws of the Company

            4.1*  Rights Agreement dated as of February 6, 1995 between the
                  Company and Firstar Trust Company, as Rights Agent

            99.1  Certification Pursuant to 18 U.S.C. Section 1350

----------
* Incorporated by reference to Amendment No. 2 to the Company's Form 10 filed on February 6, 1995.