Form 10-K
period 2003-06-29
STRATTEC SECURITY CORP
filed 2003-08-28
CIK 933034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 29, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-25150

                          STRATTEC SECURITY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      WISCONSIN                                         39-1804239
      ---------                                         ----------
State of Incorporation)                     (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [x]Yes [ ]No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 29, 2002 (the last business day of the Registrant's most recently completed second quarter), was approximately $179,666,000 (based upon the last reported sale price of the Common Stock at December 29, 2002, on the NASDAQ National Market).

On August 1, 2003, there were outstanding 3,758,392 shares of $.01 par value Common Stock.

                       Documents Incorporated by Reference

                                                          Part of the Form 10-K
                    Document                             into which incorporated
                    --------                             -----------------------
Portions of the Annual Report to Shareholders for the
fiscal year ended June 29, 2003.                                I, II, IV

Portions of the Proxy Statement dated August 28, 2003,
for the Annual Meeting of Shareholders to be held on
October 7, 2003.                                                  III

                                     PART I

ITEM 1. BUSINESS

The information set forth under "Company Description" which appears on pages 6 through 10 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under "Export Sales" included on page 31 of the Company's 2003 Annual Report to Shareholders, which is incorporated herein by reference.

EMERGING TECHNOLOGIES

Automotive vehicle access systems, which are both theft deterrent and end user friendly, are being developed as mechanical-electrical devices. Electronic companies are developing user identification systems such as bio-systems, card holder (transmitter) systems, etc., while locks and door latches are metamorphosing to accommodate the electronics. This will result in more secure vehicles and eventually passive entry and passive start. The Company believes it is positioning itself as a vehicle security system supplier by building its product, engineering and manufacturing expertise in the required electro-mechanical products, that include vehicle access latches, keys with assembled remote entry electronic systems, and passive entry systems.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

The primary raw materials used by the Company are high-grade zinc, brass, steel and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under "Risk Factors" included on page 17 of the Company's 2003 Annual Report to Shareholders, which is incorporated herein by reference.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The Company believes that the success of its business will not only result from the technical competence, creativity and marketing abilities of its employees but also from the protection of its intellectual property through patents, trademarks and copyrights. As part of its ongoing research, development and manufacturing activities, the Company has a policy of seeking patents on new products, processes and improvements when appropriate. The Company owns 33 issued United States patents, with expirations occurring between 2010 and 2021.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

A very significant portion of the Company's annual sales are to General Motors Corporation, Delphi Corporation, Ford Motor Company, and DaimlerChrysler Corporation. These four customers accounted for approximately 82 percent to 84 percent of the Company's total net sales in each fiscal year 2001 through 2003. Further information regarding sales to the Company's largest customers is set forth under "Risk Factors" included on page 16 of the Company's 2003 Annual Report to Shareholders and "Sales and Receivable Concentration" included on page 31 of the Company's 2003 Annual Report to Shareholders, both of which are incorporated herein by reference.

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

SALES AND MARKETING

The Company provides its customers with engineered locksets, steering column lock housings and latches, which are unique to specific vehicles. Any given vehicle will typically take 1 to 3 years of development and engineering design time prior to being offered to the public. The locksets, lock housings and latches are designed concurrently with the vehicle. Therefore, commitment to the Company as the production source occurs 1 to 3 years prior to the start of production. The Company employs an engineering staff that assists in providing design and technical solutions to its customers. The Company believes that its engineering expertise is a competitive advantage and contributes toward its strong market position. For example, the Company believes it has recently provided innovative design proposals for new model ignition locks, door locks, tailgate latches and ignition housing locks to its customers that will improve vehicle security system quality, theft deterrence and system cost.

The typical process used by automotive manufacturers in selecting a lock, lock housing or latch supplier is to offer the business opportunity to the Company and various of the Company's competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, the price is fixed for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year. Product run releases or quantity commitments, are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a "Just-in-Time" supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.

COMPETITION

The Company competes with domestic and foreign-based competitors on the basis of custom product design, engineering support, quality, delivery and price. While the number of direct competitors is currently relatively small, the automotive manufacturers actively encourage competition between potential suppliers. The Company has a dominant share of the North American market because of its ability to provide total value, which is a beneficial combination of price, quality, technical support, program management innovation and aftermarket support. In order to reduce lockset or housing production costs while still offering a wide range of technical support, the Company utilizes assembly and component manufacturing operations in Mexico, which results in lower labor costs as compared to the United States.

As locks become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge the Company. To address this, the Company is strengthening its electrical engineering knowledge and service. It is also working with several electronics suppliers to jointly develop and supply these advanced products.

The Company's lockset and housing competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech Valeo, Methode, Internet, and Comtech. For additional information related to competition, see the information set forth under "Risk Factors" included on page 18 of the Company's 2003 Annual Report to Shareholders, which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2003, 2002, and 2001, the Company spent $2,400,000, $2,200,000, and $2,380,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

CUSTOMER TOOLING

The Company incurs costs related to tooling used in component production and assembly. See the information set forth under "Customer Tooling in Progress" included on page 24 of the Company's 2003 Annual Report to Shareholders, which is incorporated herein by reference.

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

As discussed in "Commitments and Contingencies" included on page 26 of the Company's 2003 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company's Milwaukee facility is contaminated by a solvent spill from an above-ground solvent storage tank, located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.

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

EMPLOYEES

At June 29, 2003, the Company had approximately 2,245 full-time employees, of which approximately 400 or 18% percent were represented by a labor union, which accounts for all production associates at the Company's Milwaukee facility. During June 2001, there was a 16-day strike by the represented employees at the Company's Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters is discussed under "Management's Discussion and Analysis" which appears on pages 12 through 19 of the Company's 2003 Annual Report to Shareholders, which is incorporated herein by reference.

AVAILABLE INFORMATION

The Company maintains its corporate website at www.strattec.com and makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports that the Company files with, or furnishes to, the Securities and Exchange Commission (the "Commission") as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Commission. Information on the Company's website is not part of this report.

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
Juarez, Chihuahua Mexico       Subsidiary Offices and Assembly..........................     97,000       Owned
Juarez, Chihuahua Mexico       Subsidiary Offices and Key Finishing Operations..........     62,000       Leased
El Paso, Texas                 Finished Goods Warehouse.................................     22,800       Leased**
Troy, Michigan                 Sales and Engineering Office for Detroit Area............      6,000       Leased**

----------
** Leased unit within a complex.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth in the "Quarterly Financial Data" section appearing on page 33 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

The information set forth under "Revolving Credit Facility" included on page 26 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under "Five Year Financial Summary" which appears on page 33 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company's financial statements and the notes to those financial statements and with "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information set forth under "Management's Discussion and Analysis" which appears on pages 12 through 19 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not hold any market risk sensitive instruments during the period covered by this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Deloitte & Touche LLP dated July 29, 2003, which appear on pages 20 through 33 of the Company's 2003 Annual Report to Shareholders, are incorporated herein by reference. The report of Arthur Andersen LLP is included on page 9 in this Form 10-K Report.

The Quarterly Financial Data (unaudited) which appears on page 33 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on pages 2 through 5 and 8 of the Company's Proxy Statement, dated August 28, 2003, under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information on pages 5 and 8 through 15 of the Company's Proxy Statement, dated August 28, 2003, under "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Performance Graph" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on pages 6 and 7 of the Company's Proxy Statement, dated August 28, 2003, under "Security Ownership" is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share information, as of June 29, 2003, for the Company's Stock Incentive Plan.

                                                 NUMBER OF                                         NUMBER OF
                                            COMMON SHARES TO BE                                  COMMON SHARES
                                            ISSUED UPON EXERCISE      WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE
                                               OF OUTSTANDING         EXERCISE PRICE OF         ISSUANCE UNDER
                                                  OPTIONS,          OUTSTANDING OPTIONS,            EQUITY
PLAN CATEGORY                               WARRANTS, AND RIGHTS    WARRANTS, AND RIGHTS      COMPENSATION PLANS
-------------                               --------------------    --------------------     --------------------
Equity compensation plans approved by
     shareholders                                  447,785                  $42.48                   328,973
Equity compensation plans not approved
     by shareholders                                     -                       -                         -
                                                   -------                  ------                   -------
Total                                              447,785                  $42.48                   328,973
                                                   =======                  ======                   =======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on pages 11 through 15 of the Company's Proxy Statement, dated August 28, 2003, under "Executive Compensation" is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information on pages 3 and 4 of the Company's Proxy Statement, dated August 28, 2003, under "Fees of Independent Auditors" and "Report of the Audit Committee" is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

             (1)(i) Financial Statements - The following financial statements of the Company, included on pages 20 through 33 of the Company's 2003 Annual Report to Shareholders, are incorporated by reference in Item 8.

                    Independent Auditors' Report

                    Consolidated Balance Sheets - as of June 29, 2003 and July 30, 2002

                    Consolidated Statements of Income - years ended June 29, 2003, June 30, 2002 and July 1, 2001

                    Consolidated Statements of Stockholders' Equity - years ended June 29, 2003, June 30, 2002 and July 1, 2001

                    Consolidated Statements of Cash Flows - years ended June 29, 2003, June 30, 2002 and July 1, 2001

                    Notes to Financial Statements

               (ii) The following is included at page 9 in this Form 10-K
                    Report.

                    Report of Independent Public Accountants

                                                                Page in this
(2)    Financial Statement Schedule                           Form 10-K Report
       ----------------------------                           ----------------
       Report of Independent Public Accountants                       10
       Independent Auditors' Report                                   11
       Schedule II - Valuation and Qualifying Accounts                12

             All other schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

             (3)    Exhibits. See "Exhibit Index" beginning on page 14.

         (b) Reports on Form 8-K

                    On April 10, 2003, the Company furnished a report on Form 8-K pursuant to Items 9 and 12 relating to financial information for the Company for the quarter ended March 30, 2003, as presented in a press release of April 10, 2003.

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

Milwaukee, Wisconsin,
July 30, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of STRATTEC SECURITY CORPORATION:

We have audited the consolidated financial statements of STRATTEC SECURITY CORPORATION and subsidiaries as of June 29, 2003 and June 30, 2002, and for the years then ended and have issued our report thereon dated July 29, 2003; such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of STRATTEC SECURITY CORPORATION for the years ended June 29, 2003 and June 30, 2002, listed in Item
15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2003 and 2002 consolidated financial statement schedule, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the year ended July 1, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated July 30, 2001, that such 2001 financial statement schedule, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
July 29, 2003

                          STRATTEC SECURITY CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                               Balance,        Provision         Payments        Balance,
                                              Beginning        Charged to       and Accounts      End of
                                               of Year        Profit & Loss     Written Off        Year
                                              ---------       -------------     ------------     --------
Year ended June 29, 2003
Allowance for doubtful accounts                 $250               $53              $53            $250
                                                ====               ===              ===            ====

Year ended June 30, 2002
Allowance for doubtful accounts                 $250               $42              $42            $250
                                                ====               ===              ===            ====

Year ended July 1, 2001
Allowance for doubtful accounts                 $250               $61              $61            $250
                                                ====               ===              ===            ====

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STRATTEC SECURITY CORPORATION

                                                 By: /s/ Harold M. Stratton II
                                                     -------------------------
                                                 Harold M. Stratton II, Chairman
                                                 and Chief Executive Officer

Date: August 19, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                        Title                      Date
              ---------                        -----                      ----
/s/ Harold M. Stratton II            Chairman, Chief Executive      August 19, 2003
-------------------------------        Officer, and Director
      Harold M. Stratton II

/s/ John G. Cahill                   President, Chief Operating     August 19, 2003
-------------------------------         Officer and Director
         John G. Cahill

/s/ Frank J. Krejci                           Director              August 19, 2003
-------------------------------
         Frank J. Krejci

/s/ Michael J. Koss                           Director              August 19, 2003
-------------------------------
         Michael J. Koss

/s/ Robert Feitler                            Director              August 19, 2003
-------------------------------
          Robert Feitler

/s/ Patrick J. Hansen                  Vice President, Chief        August 19, 2003
-------------------------------         Financial Officer,
         Patrick J. Hansen            Secretary and Treasurer
                                     (Principal Financial and
                                        Accounting Officer)

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

Exhibit
-------
3.1(2)            Amended and Restated Articles of Incorporation of the        *
                  Company

3.2(2)            By-laws of the Company                                       *

4.1(2)            Rights Agreement between the Company and Firstar Trust       *
                  Company, as Rights Agent

4.2(3)            Revolving Credit Agreement dated as of February 27, 1995     *
                  by and between the Company and M&I Bank, together with
                  Revolving Credit Note

4.3(5)            Amendments to Revolving Credit Agreement dated as of         *
                  February 27, 1995 by and between the Company and M&I Bank, together with Revolving Credit Notes

10.1              Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan

10.2(4)(5)(6)     Employment Agreements between the Company and the            *
                  identified executive officers

10.3(1)(4)(5)(6)  Change In Control Agreements between the Company and the     *
                  identified executive officers

10.4 Employment Agreements between the Company and the identified executive officers

10.5 Change In Control Agreements between the Company and the identified executive officers

10.15             Amended STRATTEC SECURITY CORPORATION Economic Value Added
                  Plan for Executive Officers and Senior Managers

10.16             Amended STRATTEC SECURITY CORPORATION Economic Value Added
                  Plan for Non-employee Members of the Board of Directors

13                Annual Report to Shareholders for the year ended June 29,
                  2003

21(1)             Subsidiaries of the Company                                  *

23                Independent Auditors' Consent dated August 27, 2003

31.1              Rule 13a-14(a) Certification for Harold M. Stratton II,
                  Chairman and Chief Executive Officer

31.2              Rule 13a-14(a) Certification for Patrick J. Hansen, Chief
                  Financial Officer

32(7)             18 U.S.C. Section 1350 Certifications

*  Previously filed
-------------------

(1) Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.

(2) Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

(3) Incorporated by reference from the April 2, 1995 Form 10-Q filed on May 17, 1995.

(4) Incorporated by reference from the June 27, 1999 Form 10-K filed on September 17, 1999.

(5) Incorporated by reference from the July 1, 2001 Form 10-K filed on September 4, 2001.

(6) Incorporated by reference from the June 30, 2002 Form 10-K filed on August 28, 2002.

(7) This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.