Form 10-Q
period 2003-09-28
STRATTEC SECURITY CORP
filed 2003-11-07
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

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

(414) 247-3333
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   _X       NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   _X       NO ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,759,517 shares outstanding as of September 28, 2003.

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 28, 2003

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-7
Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	8-12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	13

Part II - OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 2	Changes in Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits and Reports on Form 8-K	14

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)
	Three Months Ended
	September 28, 2003	September 29, 2002

	(unaudited)

Net sales	$44,420	$47,906
Cost of goods sold	33,962	36,553

Gross profit	10,458	11,353
Engineering, selling and administrative expenses	4,918	4,611

Income from operations	5,540	6,742
Interest Income	89	98
Other Income (expense), net	102	(203)

Income before provision for income taxes	5,731	6,637
Provision for income taxes	2,149	2,456

Net income	$3,582	$4,181

Earnings per share:
Basic	$0.95	$1.08

Diluted	$0.94	$1.06

Average Shares Outstanding:
Basic	3,760	3,877
Diluted	3,818	3,946

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 28, 2003	June 29, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,359	$29,902
Receivables, net	31,006	31,173
Inventories-
Finished products	2,638	2,269
Work in process	8,601	7,763
Raw materials	659	507
LIFO adjustment	(2,667)	(2,655)

Total inventories	9,231	7,884
Customer tooling in progress	4,043	3,573
Other current assets	7,922	8,554

Total current assets	78,561	81,086
Deferred Income Taxes	1,973	1,973
Investment in Joint Ventures	1,201	1,141
Property, plant and equipment	99,780	99,070
Less: accumulated depreciation	(66,929)	(65,176)

Net property, plant and equipment	32,851	33,894

	$114,586	$118,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,578	$13,990
Accrued payroll and benefits	6,225	11,205
Environmental reserve	2,713	2,720
Other accrued liabilities	2,910	1,894

Total current liabilities	27,426	29,809
Accrued pension and postretirement obligations	14,804	19,190
Shareholders' equity:
Common stock, authorized 12,000,000 shares $.01 par value, Issued 6,617,642 shares at September 28, 2003 and 608,642 shares at June 29, 2003	66	66
Capital in excess of par value	64,099	63,830
Retained earnings	116,530	112,948
Accumulated other comprehensive loss	(7,064)	(6,891)
Less: treasury stock, at cost (2,858,125 shares at September 28, 2003 and 2,850,390 shares at June 29, 2003)	(101,275)	(100,858)

Total shareholders' equity	72,356	69,095

	$114,586	$118,094

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended

	September 28, 2003	September 29, 2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,582	$4,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,017	1,963
Change in operating assets and liabilities:
Receivables	96	(4,841)
Inventories	(1,347)	(2,718)
Other assets	24	449
Accounts payable and accrued liabilities	(6,587)	100
Tax benefit from options exercised	128	-
Other, net	(84)	7

Net cash used in operating activities	(2,171)	(859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,096)	(797)

Net cash used in investing activities	(1,096)	(797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(421)	(16,136)
Exercise of stock options	145	-

Net cash used in financing activities	(276)	(16,136)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,543)	(17,792)

CASH AND CASH EQUIVALENTS
Beginning of period	29,902	34,956

End of period	$26,359	$17,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$384	$708
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION (the “Company”) designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related access-control products for North American and global automotive manufacturers.   The accompanying condensed unaudited financial statements reflect the consolidated results of the Company and its wholly owned Mexican subsidiaries.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 28, 2003, and the results of operations and cash flows for the three month period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report.

Earnings Per Share (EPS)
A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended

	September 28, 2003			September 29, 2002

	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount

Basic Earnings Per Share	$3,582	3,760	$0.95	$4,181	3,877	$1.08

Stock Options		58			69

Diluted Earnings Per Share	$3,582	3,818	$0.94	$4,181	3,946	$1.06

Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares:

Period Ended	Shares	Exercise Price

September 28, 2003	74,160	$58.59
	79,500	$53.07
	80,000	$61.68
	4,500	$53.22

September 29, 2002	80,000	$58.59

Comprehensive Income
The following table presents the Company’s comprehensive income (in thousands):

	Three Months Ended

	March 30, 2003	March 31, 2002

Net Income	$3,582	$4,181
Change in Cumulative Translation
Adjustments, net	(173)	(75)

Total Comprehensive Income	$3,409	$4,106

Stock Based Compensation
The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost related to these plans was charged against earnings during fiscal 2004 and 2003. Had compensation cost for these plans been determined using the fair value method rather than the intrinsic value method, the pro forma impact on earnings per share would have been as follows (in thousands):

	Three Months Ended

	September 28, 2003	September 29, 2002

Net Income as Reported	$3,582	$4,181
Less Compensation Expense Determined
Under Fair Value Method, net of tax	(235)	(158)

Pro Forma Net Income	$3,347	$4,023

Basic EPS as Reported	$0.95	$1.08
Pro Forma Basic EPS	$0.89	$1.04
Diluted EPS as Reported	$0.94	$1.06
Pro Forma Diluted EPS	$0.88	$1.02

Item 2
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s accompanying Financial Statements and Notes thereto and the Company’s 2003 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 28, 2003 compared to the three months ended September 29, 2002

Net sales for the three months ended September 28, 2003, decreased $3.5 million to $44.4 million compared to net sales of $47.9 million for the three months ended September 29, 2002. Overall lower customer vehicle production reduced sales in the current quarter by approximately $4.7 million. To a lesser degree, sales were also negatively impacted by discontinued models and pre-programmed price decreases. The negative factors were partially offset by new program sales and additional content changes on existing products. The change in sales to the Company’s largest customers in the current period compared to the prior year period include General Motors Corporation at $12.6 million compared to $14.7 million, Delphi Corporation at $7.0 million compared to $6.7 million, DaimlerChrysler Corporation at $8.8 million compared to $8.3 million, Ford Motor Company at $7.9 million compared to $9.4 million and Mitsubishi Motor Manufacturing of America, Inc. at $1.7 million compared to $2.4 million.

Gross profit as a percentage of net sales was 23.5 percent in the current quarter compared to 23.7 percent in the prior year quarter. The decrease is attributed to lower vehicle production volumes offset by the Company’s ongoing cost reduction initiatives along with a favorable Mexican peso to U.S. dollar exchange rate. The inflation rate in Mexico for the 12 months ended September 2003 was approximately 4 percent while the U.S. dollar/Mexican peso exchange rate increased to approximately $10.90 in the current quarter from approximately $9.95 in the prior year quarter.

Engineering, selling and administrative expenses were $4.9 million in the current quarter, which is relatively consistent with prior year quarter expenses of $4.6 million.

Income from operations was $5.5 million in the current quarter compared to $6.7 million in the prior year quarter. The decrease is primarily the result of the decreased sales and gross profit margin as discussed above.

The effective income tax rate for the current quarter was 37.5 percent compared to 37.0 percent in the prior year quarter. The increase is the result of an increase in the state effective tax rate. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

The Company used cash from operating activities of $2.2 million in the three months ended September 28, 2003 compared to $900,000 in the three months ended September 29, 2002. The increased use of cash between periods is primarily due to a $5 million contribution to the Company’s pension fund in the current quarter. No contributions were made during the prior year quarter. In addition, the bonus amount paid to eligible associates was approximately $1.1 million higher in the current quarter in comparison to the prior year quarter. The prior year quarter also included a $4.8 million increase in accounts receivable as a result of the timing of receipts of normal payments from customers.

The Company’s investment in accounts receivable of $31.0 million at September 28, 2003 is consistent with the June 29, 2003 balance of $31.2 million. Inventories increased by approximately $1.3 million at September 28, 2003, as compared to June 29, 2003, as a result of the build-up of inventory in support of production shipment requirements related to new 2004 model year launches.

Capital expenditures during the three months ended September 28, 2003, were $1.1 million compared to $800,000 during the three months ended September 29, 2002. The Company anticipates that capital expenditures will be approximately $6 million in fiscal 2004, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,239,395 outstanding shares. A total of 2,871,192 shares have been repurchased as of September 28, 2003, at a cost of approximately $101.5 million. During the quarter ended September 28, 2003, 8,000 shares were repurchased at a cost of approximately $421,000. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

The Company has a $50.0 million unsecured, revolving credit facility (the “Credit Facility”), which expires October 31, 2004. There were no outstanding borrowings under the Credit Facility at September 28, 2003. Interest on borrowings under the Credit Facility are at varying rates based, at the Company’s option, on the London Interbank offering rate or the bank’s prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth and fixed charge coverage. The Company believes that the Credit Facility is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

The Company has not been significantly impacted by inflationary pressures over the last several years, except for rising health care costs which have increased the Company’s cost of employee medical coverage. In previous years, the Company was impacted by fluctuations in the market price of zinc, which is used at a rate of approximately 1 million pounds per month, and inflation in Mexico, which impacts the U.S. dollar costs of the Mexican operations. The Company has entered into purchase commitments for a percentage of its zinc requirements through June 2005. This will reduce the financial impact of future price fluctuations. The Company does not hedge the peso exposure.

Joint Ventures

On November 28, 2000, the Company signed certain alliance agreements with E. WITTE Verwaltungsgesellschaft GMBH, and its operating unit, WITTE-Velbert GmbH & Co. KG (“WITTE”). WITTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier. WITTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. The WITTE-STRATTEC alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by the Company in North America, and the manufacture, distribution and sale of the Company’s products by WITTE in Europe. Additionally, a joint venture company (“WITTE-STRATTEC LLC”) in which each company holds a 50 percent interest has been established to seek opportunities to manufacture and sell both companies’ products in other areas of the world outside of North America and Europe.

In November 2001, WITTE-STRATTEC do Brasil, a joint venture formed between WITTE-STRATTEC LLC and Ifer Estamparia e Ferramentaria Ltda. was formed to service customers in South America. On March 1, 2002, WITTE-STRATTEC LLC completed the formation of WITTE-STRATTEC China, a joint venture between WITTE-STRATTEC LLC and a unit of Elitech Technology Co. Ltd. of Taiwan. WITTE-STRATTEC China, located in Fuzhou, People’s Republic of China, will be the base of operations to service the Company’s automotive customers in the Asian market.

The investments are accounted for using the equity method of accounting.

Critical Accounting Policies and Estimates

The Company believes the following represents its critical accounting policies:

Pension and Post-Retirement Health Benefits – The determination of the obligation and expense for pension and post-retirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Notes to Financial Statements contained in the Company’s 2003 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from these assumptions are accumulated and amortized over future periods. While the Company believes that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and post-retirement health obligations and the Company’s future expense.

Other Reserves – The Company has reserves such as an environmental reserve, an incurred but not reported claim reserve for self-insured health plans, and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgement with regard to risk exposure, ultimate liability, and net realizable value. The Company believes such reserves are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

Risk Factors

The Company understands it is subject to the following risk factors based on its operations and the nature of the automotive industry in which it operates:

Loss of Significant Customers or Vehicle Content – Sales to General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation and Delphi Corporation represent approximately 83 percent of the Company’s annual sales. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately 4 to 5 years. Certain customer models may also be market tested annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on the Company’s existing and future revenues and net income.

Cost Reduction – There is continuing pressure from the Company’s major customers to reduce costs, including the cost of components purchased from outside suppliers. If the Company is unable to generate sufficient production cost savings in the future to offset programmed price reductions, the Company’s gross margin and profitability will be adversely affected.

Cyclicality and Seasonality in the Automotive Market – The automotive market is highly cyclical and is dependent on consumer spending and to a certain extent on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production could adversely impact the Company’s revenues and net income. The Company typically experiences decreased revenue and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

Foreign Operations – As discussed under Joint Ventures, the Company has joint venture investments in both Brazil and China. These operations are currently not material. However, as these operations expand, their success will depend, in part, on the Company’s and it’s partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries, and compliance with foreign laws and regulations.

Currency Exchange Rate Fluctuations – The Company incurs a portion of its expenses in Mexican pesos. Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on financial results.

Sources of and Fluctuations in Market Prices of Raw Materials – The primary raw materials used by the Company are high-grade zinc, brass, steel and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources of raw materials are reliable and adequate for its needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on the Company’s financial results.

Disruptions Due to Work Stoppages and Other Labor Matters – The Company’s major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by the Company’s customers or their suppliers could result in slow-downs or closures of assembly plants where the Company’s products are included in assembled vehicles. For example, strikes by the United Auto Workers led to a shut-down of most of General Motors Corporation’s North American assembly plants in June and July of 1998. A material work stoppage experienced by one or more of the Company’s customers could have an adverse effect on the Company’s business and its financial results. In addition, all production associates at the Company’s Milwaukee facility are unionized. A 16-day strike by these associates in June 2001 resulted in increased costs by the Company as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with the unionized associates is effective through June 26, 2005. The Company may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in its other plants or other types of labor conflicts, any of which could have an adverse effect on the Company’s business and its financial results.

Environmental and Safety Regulations – The Company is subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of its manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company has an environmental management system that is ISO-14001 certified. The Company believes that its existing environmental management system is adequate and it has no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at the Company’s Milwaukee facility that was contaminated by a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985. This is being monitored in accordance with federal, state and local requirements. The Company does not currently anticipate any material adverse impact on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business and there is no assurance that material liabilities or charges could not arise.

Highly Competitive Automotive Supply Industry – The automotive component supply industry is highly competitive. Some of the Company’s competitors are companies, or divisions or subsidiaries of companies, that are larger than the Company and have greater financial and other resources. The Company’s products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased revenues and profitability. In addition, the Company’s competitive position in the North American automotive component supply industry could be adversely affected in the event that it is unsuccessful in making strategic acquisitions, alliances or establishing joint ventures that would enable it to expand globally. The Company principally competes for new business at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such new models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect the Company’s business and financial results. In addition, as a result of relatively long lead times for many of its components, it may be difficult in the short-term for the Company to obtain new sales to replace any unexpected decline in the sale of existing products. The Company may incur significant product development expense in preparing to meet anticipated customer requirements which may not be recovered.

Program Volume and Pricing Fluctuations – The Company incurs costs and makes capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles. While the Company attempts to establish the price of its products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, the Company’s revenues and net income may be adversely affected. The Company cannot predict its customers’ demands for the products it supplies either in the aggregate or for particular reporting periods.

Investments in Customer Program Specific Assets – The Company makes investments in machinery and equipment used exclusively to manufacture products for specific customer programs. This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of the Company’s major customers or specific vehicle models could result in impairment in the value of these assets and have a material adverse effect on the Company’s financial results.

Prospective Information

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could.” These include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in the Company’s Management's Discussion and Analysis. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular, relating to the automotive industry, customer demand for the Company’s and its customer’s products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” above.

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

The Company is subject to foreign currency exchange rate exposure related to the Mexican operations.

Item 4 Controls and Procedures

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

Part II

Other Information

Item 1 Legal Proceedings –

In the normal course of business, the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits
3.1 (1) Amended and Restated Articles of Incorporation of the Company
3.2 (1) By-Laws of the Company
4.1 (1) Rights Agreement dated as of February 6, 1995 between the Company and Firstar Trust Company, as Rights Agent
      31.1   Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
                  31.2   Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (2)  18 U.S.C. Section 1350 Certifications

(b) Reports on Form 8-K – During the first quarter of fiscal 2004, the Company filed the following Form 8-K Current Reports with the United States Securities and Exchange Commission:

On July 29, 2003, the Company furnished a Current Report on Form 8-K pursuant to Items 9 and 12 relating to financial information for the Company for the fiscal year and fourth quarter ended June 29, 2003, as presented in a press release issued on July 29, 2003.

On September 18, 2003, the Company’s furnished a Current Report on Form 8-K pursuant to Item 4 reporting the termination of Deloitte & Touche LLP as auditors for the Company and the appointment of Grant Thornton LLP as auditors for the Company for the fiscal year ending June 27, 2004.

_______________
(1)   Incorporated by reference to Amendment No. 2 to the Company’s Form 10 filed on February 6, 1995.
(2)   This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 7, 2003                       By       /s/ Patrick J. Hansen
          Patrick J. Hansen
          Vice President,
          Chief Financial Officer,
          Treasurer and Secretary
             (Principal Accounting and Financial Officer)

