Form 10-Q
period 2003-12-28
STRATTEC SECURITY CORP
filed 2004-01-30
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]   NO  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES  [X]   NO  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,769,816 shares outstanding as of December 28, 2003.

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 28, 2003

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Net sales	$50,014	$48,680	$94,434	$96,586

Cost of goods sold	37,912	37,742	71,874	74,295

Gross profit	12,102	10,938	22,560	22,291

Engineering, selling and administrative expenses	4,983	4,571	9,901	9,182

Income from operations	7,119	6,367	12,659	13,109

Interest income	88	85	177	183
Other income (expense), net	184	(45)	286	(248)

Income before provision for income taxes	7,391	6,407	13,122	13,044

Provision for income taxes	2,772	2,371	4,921	4,827

Net income	$4,619	$4,036	$8,201	$8,217

Earnings per share:
Basic	$1.23	$1.07	$2.18	$2.15

Diluted	$1.21	$1.05	$2.15	$2.11

Average Shares Outstanding:
Basic	3,765	3,756	3,762	3,816
Diluted	3,824	3,832	3,821	3,889

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

	December 28, 2003	June 29, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$ 36,332	$ 29,902
Receivables, net	28,688	31,173
Inventories-
Finished products	2,952	2,269
Work in process	9,203	7,763
Raw materials	573	507
LIFO adjustment	(2,638)	(2,655)

Total inventories	10,090	7,884
Customer tooling in progress	2,164	3,573
Other current assets	8,482	8,554

Total current assets	85,756	81,086

Deferred income taxes	1,973	1,973
Investment in Joint Venture	1,379	1,141

Property, plant and equipment	101,632	99,070
Less: accumulated depreciation	(68,835)	(65,176)

Net property, plant and equipment	32,797	33,894

	$ 121,905	$ 118,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 17,551	$ 13,990
Accrued payroll and benefits	7,597	11,205
Environmental reserve	2,710	2,720
Other accrued liabilities	1,688	1,894

Total current liabilities	29,546	29,809

Accrued pension and post-retirement obligations	15,251	19,190

Shareholders' equity:

Common stock, authorized 12,000,000 shares $.01 par value, Issued 6,647,715 shares at December 28, 2003 and 6,608,642 shares at June 29, 2003	67	66
Capital in excess of par value	65,364	63,830
Retained earnings	121,149	112,948
Accumulated other comprehensive loss	(7,127)	(6,891)
Less: treasury stock, at cost (2,877,899 shares at December 28,
2003 and 2,850,390 shares at June 29, 2003)	(102,345)	(100,858)

Total shareholders' equity	77,108	69,095

	$ 121,905	$ 118,094

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended

	December 28, 2003	December 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:	$8,201	$8,217
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,959	3,916
Tax benefit from options exercised	356	-
Other, net	(142)	144

Change in operating assets and liabilities:
Receivables	2,383	2,095
Inventories	(2,206)	(2,599)
Other assets	1,290	378
Accounts payable and accrued liabilities	(3,955)	(5,917)

Net cash provided by operating activities	9,886	6,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(125)	-
Additions to property, plant and equipment	(3,022)	(1,373)

Net cash used in investing activities	(3,147)	(1,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,492)	(16,136)
Exercise of stock options	1,183	22

Net cash used in financing activities	(309)	(16,114)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,430	(11,253)

CASH AND CASH EQUIVALENTS
Beginning of period	29,902	34,956

End of period	$36,332	$23,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$4,135	$6,007
Interest paid	-	-

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 28, 2003, and the results of operations and cash flows for the three and six month periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report.

Earnings Per Share (EPS)

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended

	December 28, 2003			December 29, 2002

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic Earnings Per Share	$4,619	3,765	$1.23	$4,036	3,756	$1.07

Stock Options		59			76

Diluted Earnings Per Share	$4,619	3,824	$1.21	$4,036	3,832	$1.05

	Six Months Ended

	December 28, 2003			December 29, 2002

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic Earnings Per Share	$8,201	3,762	$2.18	$8,217	3,816	$2.15

Stock Options		59			73

Diluted Earnings Per Share	$8,201	3,821	$2.15	$8,217	3,889	$2.11

Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares:

Period Ended	Shares	Exercise Price

December 28, 2003	74,160	$58.59
	80,000	$61.68

December 29, 2002	80,000	$58.59

Comprehensive Income

The following table presents the Company’s comprehensive income (in thousands):

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net Income	$4,619	$4,036	$8,201	$8,217
Change in Cumulative Translation
Adjustments, net	(63)	(45)	(236)	(120)

Total Comprehensive Income	$4,556	$3,991	$7,965	$8,097

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

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net Income as Reported	$4,619	$4,036	$8,201	$8,217
Less Compensation Expense Determined Under Fair Value Method, net of tax	(240)	(193)	(471)	(351)

Pro Forma Net Income	$4,379	$3,843	$7,730	$7,866

Basic EPS as Reported	$1.23	$1.07	$2.18	$2.15
Pro Forma Basic EPS	$1.16	$1.02	$2.05	$2.06

Diluted EPS as Reported	$1.21	$1.05	$2.15	$2.11
Pro Forma Diluted EPS	$1.15	$1.01	$2.03	$2.03

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

Analysis of Results of Operations

Three months ended December 28, 2003 compared to the three months ended December 29, 2002

Net sales for the three months ended December 28, 2003, increased $1.3 million to $50.0 million compared to net sales of $48.7 million for the three months ended December 29, 2002. Overall sales to the Company’s largest customers decreased slightly in the current quarter compared to the prior year quarter levels. The overall decrease is the result of lower vehicle production, which reduced sales by approximately $1.5 million, and pre-programmed price decreases. This reduction was mostly offset by the net impact of sales related to new and discontinued programs as well as content changes to existing programs. The Sales to General Motors Corporation and Ford Motor Company decreased primarily due to reduced volumes for vehicles the Company supplies, with General Motors Corporation at $14.0 million compared to $15.7 million and Ford Motor Company at $9.7 million compared to $10.1 million. Mitsubishi Motor Manufacturing of America, Inc. remained flat at $2.1 million, while DaimlerChrysler Corporation increased to $9.5 million compared to $8.1 million primarily due to additional content changes to existing products, and Delphi Corporation increased to $8.0 million compared to $7.5 million in the prior year quarter. Sales to heavy truck and other industrial customers modestly increased compared to the prior year quarter, as did aftermarket sales.

Gross profit as a percentage of net sales was 24.2 percent in the current quarter compared to 22.5 percent in the prior year quarter. The gross margin improvement was attributed primarily to the Company’s on-going manufacturing process improvement initiatives, along with a favorable Mexican peso to U.S. dollar exchange rate. The inflation rate in Mexico for the 12 months ended December 2003 was approximately 4 percent while the U.S. dollar/Mexican peso exchange rate increased to approximately 11.20 pesos to the dollar in the current quarter from approximately 10.20 pesos to the dollar in the prior year quarter.

Engineering, selling and administrative expenses were $5.0 million in the current quarter, compared to $4.6 million in the prior year quarter, and $4.9 million in the first quarter.

Income from operations was $7.1 million in the current quarter compared to $6.4 million in the prior year quarter. The increase is primarily the result of the increased sales and gross profit margin as discussed above.

The effective income tax rate for the current quarter was 37.5 percent compared to 37.0 percent in the prior year quarter. The increase is the result of an increase in the state effective tax rate. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes .

Six months ended December 28, 2003 compared to the six months ended December 29, 2002

Net sales for the six months ended December 28, 2003, decreased $2.2 million to $94.4 million compared to net sales of $96.6 million for the six months ended December 29, 2002. Overall lower customer vehicle production reduced sales in the current period by approximately $6.2 million. To a lesser degree, sales were also negatively impacted by discontinued models and pre-programmed price decreases. The negative factors were partially offset by new program sales and additional content changes on existing products. The change in sales to the Company’s largest customers in the current period compared to the prior year period include General Motors Corporation at $26.7 million compared to $30.5 million, Delphi Corporation at $15.0 million compared to $14.3 million, DaimlerChrysler Corporation at $18.2 million compared to $16.5 million, Ford Motor Company at $18.1 million compared to $20.0 million and Mitsubishi Motor Manufacturing of America, Inc. at $3.9 million compared to $4.5 million.

        Gross profit as a percentage of net sales was 23.9 percent in the current period compared to 23.1 percent in the prior year period. The gross margin improvement was attributed primarily to the Company’s on-going manufacturing process improvement initiatives, along with a favorable Mexican peso to U.S. dollar exchange rate. The inflation rate in Mexico for the 12 months ended December 2003 was approximately 4 percent while the U.S. dollar/Mexican peso exchange rate increased to approximately 11.05 pesos to the dollar in the current period from approximately 10.10 pesos to the dollar in the prior year period.

Engineering, selling and administrative expenses were $9.9 million in the six months ended December 28, 2003, compared to $9.2 million in the prior year period. The increase is primarily the result of an increase in fringe benefit costs primarily related to pension, post-retirement and the Company's EVA Bonus Plan as well as an increase in engineering development costs.

Income from operations was $12.7 million in the current period compared to $13.1 million in the prior year period. The decrease is primarily the result of the decreased sales as discussed above.

The effective income tax rate for the current period was 37.5 percent compared to 37.0 percent in the prior year period. The increase is the result of an increase in the state effective tax rate. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes .

Liquidity and Capital Resources

The Company generated cash from operating activities of $9.9 million in the six months ended December 28, 2003 compared to $6.2 million in the six months ended December 29, 2002. The increased generation of cash between periods is primarily due to an increase in accounts payable and accruals in the current year period of $3.6 million compared to a reduction of $3.7 million in the prior year period. The current year increase is the result of lengthening payment terms with a significant supplier as well as the timing of payments in accordance with normal payment terms. The reduction in the prior year is also the result of the impact of the timing of payments based on normal payment terms. This $7.3 million change was partially offset by a $5 million contribution to the Company’s pension fund in the first quarter of the current year period. No contributions were made during the prior year period. The current year period also included a decrease of $1.3 million in other current assets as a result of a change in customer tooling based on billings made to customers which was partially offset by additional spending on tooling being developed.

The Company’s investment in accounts receivable of $28.7 million at December 28, 2003 decreased $2.5 million compared to the June 29, 2003 balance of $31.2 million. The reduction is primarily the result of decreased sales in December 2003 as compared to June 2003 resulting from the December holiday shut-down, which occurs between December 24 and January 1 of each year. Inventories increased by approximately $2.2 million at December 28, 2003, as compared to June 29, 2003. The inventory balance was reduced at June 2003 in preparation for model year changeovers, which generally occur during the fiscal first quarter. In addition, there was a planned inventory build-up in December due to the December holiday shut-down.

Capital expenditures during the six months ended December 28, 2003, were $3.0 million compared to $1.4 million during the six months ended December 29, 2002. The Company anticipates that capital expenditures will be approximately $6 million in fiscal 2004, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment and facilities.

The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,239,395 outstanding shares. A total of 2,891,192 shares have been repurchased as of December 28, 2003, at a cost of approximately $102.6 million. During the quarter ended December 28, 2003, 20,000 shares were repurchased at a cost of approximately $1.1 million. During the six months ended December 28, 2003, 28,000 shares were repurchased at a cost of approximately $1.5 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

            The Company has a $50.0 million unsecured, revolving credit facility (the “Credit Facility”), which expires October 31, 2004. There were no outstanding borrowings under the Credit Facility at December 28, 2003. Interest on borrowings under the Credit Facility are at varying rates based, at the Company’s option, on the London Interbank offering rate or the bank’s prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth and fixed charge coverage. The Company believes that the Credit Facility is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

Cost Reduction – There is continuing pressure from the Company’s major customers to reduce the prices the Company charges for its products.  This requires the Company to generate cost reductions, including reductions in the cost of components purchased from outside suppliers. If the Company is unable to generate sufficient production cost savings in the future to offset programmed price reductions, the Company’s gross margin and profitability will be adversely affected.

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

Foreign Operations – As discussed under Joint Ventures, the Company has joint venture investments in both Brazil and China. These operations are currently not material. However, as these operations expand, their success will depend, in part, on the Company’s and its partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries, and compliance with foreign laws and regulations.

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customer’s products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” above.

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

The Company is subject to foreign currency exchange rate exposure related to the Mexican operations. The Company is also subject to fluctuations in the market price of zinc and brass, which are primary raw materials. The Company has entered into purchase commitments for a percentage of its zinc requirements through June 2005.

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

Item 2 Changes in Securities and Use of Proceeds - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders -

At the Company’s Annual Meeting held on October 7, 2003, the shareholders voted to elect Harold M. Stratton and Robert Feitler as directors for a term to expire in 2006. The number of votes cast for and withheld in the election of Harold M. Stratton were 2,913,213 and 522,127, respectively. The number of votes cast for and withheld in the election of Robert Feitler were 3,140,327 and 295,013, respectively. Directors whose term continued after the meeting include Frank J. Krejci with a term expiring in 2004, and Michael J. Koss and John G. Cahill each with a term expiring in 2005.

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
                  31.2          Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
                  32 (2)   18 U.S.C. Section 1350 Certifications

(b)  Reports on Form 8-K – During the second quarter of fiscal 2004, the Company filed the following Form 8-K Current Reports with the United States Securities and Exchange Commission:

On October 10, 2003, the Company furnished a Current Report on Form 8-K pursuant to Items 9 and 12 relating to financial information for the Company for the first quarter ended September 28, 2003, as presented in a press release issued on October 9, 2003.

_________________________
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

Date: January 30, 2004      By   /s/ Patrick J. Hansen
  Patrick J. Hansen
  Vice President,
  Chief Financial Officer,
  Treasurer and Secretary
   (Principal Accounting and Financial Officer)

