Form 10-Q
period 2004-03-28
STRATTEC SECURITY CORP
filed 2004-05-03
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

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

Common stock, par value $0.01 per share: 3,820,652 shares outstanding as of March 28, 2004.

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 28, 2004

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended

	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003

Net sales	$49,266	$49,926	$143,700	$146,512
Cost of goods sold	37,082	38,255	108,956	112,550

Gross profit	12,184	11,671	34,744	33,962
Engineering, selling and administrative expenses	5,132	5,043	15,033	14,225

Income from operations	7,052	6,628	19,711	19,737
Interest income	112	91	289	274
Other income (expense), net	(49)	21	237	(227)

Income before provision for income taxes	7,115	6,740	20,237	19,784
Provision for income taxes	2,668	2,493	7,589	7,320

Net income	$4,447	$4,247	$12,648	$12,464

Earnings per share: Basic	$1.17	$1.13	$3.35	$3.28

Diluted	$1.15	$1.11	$3.30	$3.22

Average Shares Outstanding: Basic	3,802	3,759	3,775	3,797
Diluted	3,873	3,822	3,838	3,867

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

(Unaudited)

	March 28, 2004	June 29, 2003

ASSETS Current Assets: Cash and cash equivalents	$43,384	$29,902
Receivables, net	31,827	31,173
Inventories- Finished products	2,422	2,269
Work in process	4,024	4,460
Purchased materials	5,039	3,810
LIFO adjustment	(2,617)	(2,655)

Total inventories	8,868	7,884
Customer tooling in progress	1,911	3,573
Other current assets	8,424	8,554

Total current assets	94,414	81,086
Deferred income taxes	1,973	1,973
Investment in Joint Venture	1,363	1,141

Property, plant and equipment	101,938	99,070
Less: accumulated depreciation	(70,476)	(65,176)

Net property, plant and equipment	31,462	33,894

	$129,212	$118,094

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities: Accounts payable	$15,433	$13,990
Accrued payroll and benefits	8,799	11,205
Environmental reserve	2,709	2,720
Other accrued liabilities	2,871	1,894

Total current liabilities	29,812	29,809
Accrued pension and postretirement obligations	15,861	19,190
Shareholders' equity: Common stock, authorized 12,000,000 shares $.01 par value, Issued 6,732,042 shares at March 28, 2004 and 6,608,642 shares at June 29, 2003	67	66
Capital in excess of par value	69,432	63,830
Retained earnings	125,596	112,948
Accumulated other comprehensive loss	(7,093)	(6,891)
Less: treasury stock, at cost (2,911,390 shares at March 28, 2004 and 2,850,390 shares at June 29, 2003)	(104,463)	(100,858)

Total shareholders' equity	83,539	69,095

	$129,212	$118,094

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)
	Nine Months Ended

	March 28,	March 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$12,648	$12,464
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation	5,842	5,884
Tax benefit from options exercised	1,107	324
Other, net	(121)	150
Change in operating assets and liabilities:
Receivables	(746)	(429)
Inventories	(984)	(2,825)
Other assets	1,627	533
Accounts payable and accrued liabilities	(3,106)	(3,198)

Net cash provided by operating activities	16,267	12,903
CASH FLOWS FROM INVESTING ACTIVITIES: Investment in joint venture	(125)	(876)
Additions to property, plant and equipment	(3,550)	(2,700)

Net cash used in investing activities	(3,675)	(3,576)
CASH FLOWS FROM FINANCING ACTIVITIES: Purchase of treasury stock	(3,614)	(17,756)
Exercise of stock options	4,504	915

Net cash provided by (used in) financing activities	890	(16,841)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,482	(7,514)
CASH AND CASH EQUIVALENTS
Beginning of period	29,902	34,956

End of period	$43,384	$27,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Income taxes paid	$4,893	$7,567
Interest paid	-	-

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 28, 2004, and the results of operations and cash flows for the three and nine month periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report.

Earnings Per Share (EPS)
A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended

	March 28, 2004			March 30, 2003

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic Earnings Per Share	$4,447	3,802	$1.17	$4,247	3,759	$1.13

Stock Options		71			63

Diluted Earnings Per Share	$4,447	3,873	$1.15	$4,247	3,822	$1.11

	Nine Months Ended

	March 28, 2004			March 30, 2003

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic Earnings Per Share	$12,648	3,775	$3.35	$12,464	3,797	$3.28

Stock Options		63			70

Diluted Earnings Per Share	$12,648	3,838	$3.30	$12,464	3,867	$3.22

All outstanding options were included in the computation of EPS as of March 28, 2004. Options to purchase 74,160 shares of common stock at an exercise price of $58.59 were outstanding as of March 30, 2003, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Comprehensive Income
The following table presents the Company’s comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Net Income	$4,447	$4,247	$12,648	$12,464
Change in Cumulative Translation
Adjustments, net	34	(132)	(202)	(252)

Total Comprehensive Income	$4,481	$4,115	$12,446	$12,212

Stock Based Compensation
The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost related to these plans was charged against earnings during fiscal 2004 and 2003. Had compensation cost for these plans been determined using the fair value method rather than the intrinsic value method, the pro forma impact on earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Net Income as Reported	$4,447	$4,247	$12,648	$12,464
Less Compensation Expense Determined
Under Fair Value Method, net of tax	(218)	(193)	(689)	(544)

Pro Forma Net Income	$4,229	$4,054	$11,959	$11,920

Basic EPS as Reported	$1.17	$1.13	$3.35	$3.28
Pro Forma Basic EPS	$1.11	$1.08	$3.17	$3.14

Diluted EPS as Reported	$1.15	$1.11	$3.30	$3.22
Pro Forma Diluted EPS	$1.10	$1.06	$3.13	$3.09

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

Analysis of Results of Operations

Three months ended March 28, 2004 compared to the three months ended March 30, 2003

    Net sales for the three months ended March 28, 2004, totaled $49.3 million compared to net sales of $49.9 million for the three months ended March 30, 2003. Overall sales to the Company’s largest customers decreased in the current quarter compared to the prior year quarter levels. Sales to General Motors Corporation were $11.9 million in the current quarter compared to $15.0 million in the prior year quarter due to a combination of pre-programmed price reductions, discontinued models and lower levels of production on certain General Motors vehicles. Sales to Ford Motor Company were $9.3 million in the current quarter compared to $10.6 million in the prior year quarter due to price reductions and lower production volumes on certain models. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $1.6 million in the current quarter compared to $2.4 million in the prior year quarter due primarily to declines in their production volumes. Sales to Delphi Corporation were flat during the current quarter at $7.6 million. However, sales to DaimlerChrysler Corporation increased significantly during the current quarter to $11.5 million compared to $8.6 million in the prior year quarter due to higher production volume and a more favorable vehicle content mix. Increased aftermarket sales substantially offset the decreased sales to the Company’s largest customers.

    Gross profit as a percentage of net sales was 24.7 percent in the current quarter compared to 23.4 percent in the prior year quarter. The gross margin improvement was attributed primarily to the Company’s on-going manufacturing process improvement initiatives and a more positive sales mix. These favorable items were partially offset by higher purchased raw material costs for brass and zinc.

    Engineering, selling and administrative expenses in the current quarter were consistent with the prior year quarter and totaled $5.1 million in the current quarter, compared to $5.0 million in the prior year quarter.

    Income from operations was $7.1 million in the current quarter compared to $6.6 million in the prior year quarter. The increase is primarily the result of the increased gross profit margin as discussed above.

    The effective income tax rate for the current quarter was 37.5 percent compared to 37.0 percent in the prior year quarter. The increase is the result of an increase in the state effective tax rate. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Nine months ended March 28, 2004 compared to the nine months ended March 30, 2003

    Net sales for the nine months ended March 28, 2004, decreased $2.8 million to $143.7 million compared to net sales of $146.5 million for the nine months ended March 30, 2003. Overall lower customer vehicle production reduced sales in the current period by approximately $11.1 million. To a lesser degree, sales were also negatively impacted by discontinued models and pre-programmed price decreases. The negative factors were partially offset by new program sales and additional content changes on existing products. The change in sales to the Company’s largest customers in the current period compared to the prior year period include General Motors Corporation at $38.6 million compared to $45.5 million, Delphi Corporation at $22.6 million compared to $21.8 million, DaimlerChrysler Corporation at $29.8 million compared to $25.1 million, Ford Motor Company at $26.6 million compared to $29.8 million and Mitsubishi Motor Manufacturing of America,

Inc. at $5.5 million compared to $7.0 million. Increased aftermarket sales substantially offset the decreased sales to the Company’s largest customers.

    Gross profit as a percentage of net sales was 24.2 percent in the current period compared to 23.2 percent in the prior year period. The gross margin improvement was attributed primarily to the Company’s on-going manufacturing process improvement initiatives, a more positive sales mix, along with a favorable Mexican peso to U.S. dollar exchange rate. The inflation rate in Mexico for the 12 months ended March 2004 was approximately 4 percent while the U.S. dollar/Mexican peso exchange rate increased to approximately 11.05 pesos to the dollar in the current period from approximately 10.35 pesos to the dollar in the prior year period. These favorable items were partially offset by higher purchased raw material costs for brass and zinc.

    Engineering, selling and administrative expenses were $15.0 million in the nine months ended March 28, 2004, compared to $14.2 million in the prior year period. The increase is primarily the result of an increase in fringe benefit costs primarily related to pension and post-retirement benefits as well as an increase in engineering development costs.

    Income from operations was $19.7 million in the current and prior year periods. The impact of the reduced sales was offset by the gross margin improvement as discussed above.

    The effective income tax rate for the current period was 37.5 percent compared to 37.0 percent in the prior year period. The increase is the result of an increase in the state effective tax rate. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

    The Company generated cash from operating activities of $16.3 million in the nine months ended March 28, 2004 compared to $12.9 million in the nine months ended March 30, 2003. The increased generation of cash between periods is primarily due to reduced inventory levels in comparison to the prior year period. In addition, the Company made a $5 million contribution to the Company’s pension fund in both periods.

    The Company’s investment in accounts receivable of $31.8 million at March 28, 2004 is consistent with the June 29, 2003 balance of $31.2 million. The LIFO inventory balance increased by approximately $1.0 million at March 28, 2004, as compared to June 29, 2003. The inventory balance was reduced at June 2003 in preparation for model year changeovers, which generally occur during the fiscal first quarter. The LIFO inventory balance decreased by approximately $2.2 million at March 28, 2004, as compared to March 30, 2003. The reduction is primarily the result of focused efforts to manage inventory levels resulting in reduced in-process inventory.

    Capital expenditures during the nine months ended March 28, 2004, were $3.6 million compared to $2.7 million during the nine months ended March 30, 2003. The Company anticipates that capital expenditures will be approximately $5 million in fiscal 2004, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment and facilities.

    The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,239,395 outstanding shares. A total of 2,924,892 shares have been repurchased as of March 28, 2004, at a cost of approximately $104.7 million. During the quarter ended March 28, 2004, 33,700 shares were repurchased at a cost of approximately $2.1 million. During the nine months ended March 28, 2004, 61,700 shares were repurchased at a cost of approximately $3.6 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

    The Company has a $50.0 million unsecured, revolving credit facility (the “Credit Facility”), which expires October 31, 2004. There were no outstanding borrowings under the Credit Facility at March 28, 2004. Interest on borrowings under the Credit Facility are at varying rates based, at the Company’s option, on the London

Interbank offering rate or the bank’s prime rate. The Credit Facility contains various restrictive covenants including covenants that require the Company to maintain minimum levels for certain financial ratios such as tangible net worth and fixed charge coverage.   The Company believes that the Credit Facility is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

    In November 2001, WITTE-STRATTEC do Brasil, a joint venture formed between WITTE-STRATTEC LLC and Ifer Estamparia e Ferramentaria Ltda. was formed to service customers in South America. On March 1, 2002, WITTE-STRATTEC China was formed and in April 2004 WITTE-STRATTEC Great Shanghai Co. was formed. WITTE-STRATTEC China and WITTE-STRATTEC Great Shanghai Co. are joint ventures between WITTE-STRATTEC LLC and a unit of Elitech Technology Co. Ltd. of Taiwan and will be the base of operations to service the Company’s automotive customers in the Asian market.

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

    Other Reserves – The Company has reserves such as an environmental reserve, an incurred but not reported claim reserve for self-insured health plans, workers compensation, and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgement with regard to risk exposure, ultimate liability, and net realizable value. The Company believes such reserves are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

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

    The Company is subject to foreign currency exchange rate exposure related to the Mexican operations. The Company is also subject to fluctuations in the market price of zinc, brass, steel and plastic, which are primary raw materials. The Company has entered into purchase commitments for a percentage of its zinc requirements through June 2005.

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

Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities –

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program

December 29, 2003-February 1 2004	-	-	-	-

February 2, 2004-February 29, 2004	33,700	$62.97	33,700	314,503

March 1, 2004-March 28, 2004	-	-	-	-

Total	33,700	$62.97	33,700	314,503

    The Company’s Board of Director’s authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Director’s has periodically increased the number of shares authorized under the program, most recently in October 2003. The program currently authorizes the repurchase of up to 3,239,395 shares of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

(a)        Exhibits
3.1(1)  Amended and Restated Articles of Incorporation of the Company
3.2(1)  By-Laws of the Company
4.1(1)  Rights Agreement dated as of February 6, 1995 between the Company and
      Firstar Trust Company, as Rights Agent
31.1        Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2        Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (2)  18 U.S.C. Section 1350 Certifications

(b)   Reports on Form 8-K – During the third quarter of fiscal 2004, the Company filed the following Form 8-K Current Reports with the United States Securities and Exchange Commission:

On January 19, 2004, the Company furnished a Current Report on Form 8-K pursuant to Items 9 and 12 relating to financial information for the Company for the second quarter ended December 28, 2003, as presented in a press release issued on January 15, 2004.

________________
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

Date: May 3, 2004           By  __/s/ Patrick J. Hansen
                    Patrick J. Hansen
                    Vice President,
                    Chief Financial Officer,
                    Treasurer and Secretary
                    (Principal Accounting and Financial Officer)

