Form 10-K
period 2004-06-27
STRATTEC SECURITY CORP
filed 2004-08-27
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended June 27, 2004.

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

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
[ x ] Yes     [   ] No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 28, 2003 (the last business day of the Registrant's most recently completed second quarter), was approximately $215,411,000 (based upon the last reported sale price of the Common Stock at December 28, 2003, on the NASDAQ National Market).

On August 2, 2004, there were outstanding 3,830,318 shares of $.01 par value Common Stock.

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated

Portions of the Annual Report to Shareholders for the
fiscal year ended June 27, 2004.	I, II, IV

Portions of the Proxy Statement dated August 26, 2004, for the
Annual Meeting of Shareholders to be held on October 5, 2004.	III

PART I

Item 1. Business

The information set forth under “Company Description” which appears on pages 5 through 10 of the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under “Export Sales” included on page 30 of the Company’s 2004 Annual Report to Shareholders, which is incorporated herein by reference.

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

Innovations in alternative materials could eliminate the need for grease and hexavalent chromiom, reduce mass and offer potential cost reductions for suppliers and original equipment manufacturers.

These technologies benefit the Company by increasing the potential customer base as a tier 2 supplier while attaining tier 1 status on some product lines and adding additional product line availability.

Sources and Availability of Raw Materials

The primary raw materials used by the Company are high-grade zinc, brass, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors” included on page 15 of the Company’s 2004 Annual Report to Shareholders, which is incorporated herein by reference.

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

Dependence Upon Significant Customers

A very significant portion of the Company’s annual sales are to General Motors Corporation, Delphi Corporation, Ford Motor Company, and DaimlerChrysler Corporation. These four customers accounted for approximately 81 percent to 84 percent of the Company’s total net sales in each fiscal year 2002 through 2004. Further information regarding sales to the Company’s largest customers is set forth under “Risk Factors” included on page 14 of the Company’s 2004 Annual Report to Shareholders and “Sales and Receivable Concentration” included on page 30 of the Company’s 2004 Annual Report to Shareholders, both of which are incorporated herein by reference.

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

On July 22, 2004, Mitsubishi publicly announced the discontinuation of second shift operations at their Normal, Illinois assembly plant by October 2004, thereby further reducing their production volumes to approximately 140,000 vehicles annually in North America. This will result in reduced Company sales to Mitsubishi in fiscal 2005 and 2006. In addition, due primarily to the economic pressures affecting Mitsubishi, they have informed the Company that they intend to consolidate the purchase of their lock set requirements with their Japanese supplier for the 2007 model year. This will effectively end the Company’s supply of production requirements to Mitsubishi by the start of its 2007 fiscal year. Mitsubishi represented approximately 3.5 percent of the Company’s fiscal 2004 sales.

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

The typical process used by automotive manufacturers in selecting a lock, lock housing or latch supplier is to offer the business opportunity to the Company and various of the Company's competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, the price is fixed for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year. Product run releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a "Just-in-Time" supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.

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

The Company’s lockset and housing competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech Valeo, Methode, Shin Chang, and Pollak. For additional information related to competition, see the information set forth under “Risk Factors” included on page 16 of the Company’s 2004 Annual Report to Shareholders, which is incorporated herein by reference.

Research and Development

The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2004, 2003, and 2002, the Company spent $2,000,000, $2,400,000, and $2,200,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

Customer Tooling

The Company incurs costs related to tooling used in component production and assembly. See the information set forth under “Customer Tooling in Progress” included on page 22 of the Company’s 2004 Annual Report to Shareholders, which is incorporated herein by reference.

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

As discussed in “Commitments and Contingencies” included on page 25 of the Company’s 2004 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from an above-ground solvent storage tank located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.

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

Employees

At June 27, 2004, the Company had approximately 2,000 full-time employees, of which approximately 355 or 18% percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility. During June 2001, there was a 16-day strike by the represented employees at the Company's Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters is discussed under “Risk Factors” included on page 15 of the Company’s 2004 Annual Report to Shareholders, which is incorporated herein by reference.

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

Item 2. Properties

The Company has three manufacturing plants, one warehouse, and a sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased

Milwaukee, Wisconsin	Headquarters and General Offices; Component Manufacturing, Assembly and Service Parts Distribution	352,000	Owned

Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	97,000	Owned

Juarez, Chihuahua Mexico	Subsidiary Offices and Key Finishing Operations	62,000	Leased

El Paso, Texas	Finished Goods Warehouse	22,800	Leased**

Troy, Michigan	Sales and Engineering Office for Detroit Customer Area	6,000	Leased**
_______________________

**   Leased unit within a complex.

The Company believes its production facilities are adequate for the foreseeable future as they relate to the Company’s current products. As the Company evaluates and expands into other products, consideration of further production facilities will be necessary.

Item 3. Legal Proceedings

In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities:
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program

March 29, 2004 – May 2, 2004	15,500	$65.55	15,500	299,003
May 3, 2004 – May 30, 2004	-	-	-	-
May 31, 2004 – June 27, 2004	-	-	-	-

Total	15,500	$65.55	15,500	299,003

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

The Company’s common stock is traded on the NASDAQ National Market under the symbol “STRT.” The information set forth in the “Quarterly Financial Data” section appearing on page 32 of the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference.

The information set forth under “Revolving Credit Facility” included on page 25 of the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data

The information set forth under “Five Year Financial Summary” which appears on page 32 of the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under “Management’s Discussion and Analysis” which appears on pages 11 through 17 of the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company did not hold any market risk sensitive instruments during the period covered by this report.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Grant Thornton LLP dated July 27, 2004, and the quarterly financial data which appear on pages 18 through 32 of the Company’s 2004 Annual Report to Shareholders, are incorporated herein by reference. The report of Deloitte & Touche LLP is included on page 9 in this Form 10-K Report.

The Quarterly Financial Data (unaudited) which appears on page 32 of the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 15, 2003, the Company dismissed Deloitte & Touche LLP as its independent public accountants and appointed Grant Thornton LLP as its new independent public accountants. The decision to dismiss Deloitte & Touche LLP and to retain Grant Thornton LLP was approved by the Company’s Audit Committee on September 15, 2003.

Deloitte & Touche LLP’s reports on the Company’s consolidated financial statements for each of the fiscal years ended June 29, 2003 and June 30, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended June 29, 2003 and June 30, 2002 and through September 15, 2003, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of SEC Regulation S-K.

During the fiscal years ended June 29, 2003 and June 30, 2002, and subsequent interim period through September 15, 2003, the Company did not consult with Grant Thornton LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Item 9b. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information on pages 2, 5, 6, 8 and 11 of the Company’s Proxy Statement, dated August 26, 2004, under “Election of Directors,” “Code of Business Ethics,” “Audit Committee Financial Expert,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Michael J. Koss, Robert Feitler and Frank J. Krejci.

Item 11. Executive Compensation

The information on pages 7 and 15 through 19 of the Company’s Proxy Statement, dated August 26, 2004, under “Compensation of Directors” and “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information on pages 9 and 10 of the Company’s Proxy Statement, dated August 26, 2004, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of June 27, 2004, for the Company's Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	387,535	$49.39	242,973

Equity compensation plans not approved by shareholders	-	-	-

Total	387,535	$49.39	242,973

Item 13. Certain Relationships and Related Transactions

The information on pages 15 through 19 of the Company’s Proxy Statement, dated August 26, 2004, under “Executive Compensation” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information on pages 5 and 6 of the Company’s Proxy Statement, dated August 26, 2004, under “Fees of Independent Auditors” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

(1)(i)	Financial Statements - The following financial statements of the Company, included on pages 18 through 32 of the Company’s 2004 Annual Report to Shareholders, are incorporated by reference in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of June 27, 2004 and June 29, 2003

Consolidated Statements of Income - years ended June 27, 2004, June 29, 2003 and June 30, 2002

Consolidated Statements of Shareholders' Equity - years ended June 27, 2004, June 29, 2003 and June 30, 2002

Consolidated Statements of Cash Flows - years ended June 27, 2004, June 29, 2003 and June 30, 2002

Notes to Financial Statements

(ii)	The following is included at page 9 in this Form 10-K Report.

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedule

All schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

(3)	Exhibits. See “Exhibit Index” beginning on page 11.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of STRATTEC SECURITY CORPORATION:

We have audited the accompanying consolidated balance sheet of STRATTEC SECURITY CORPORATION and subsidiaries as of June 29, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended June 29, 2003 and June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2003 and 2002 financial statements present fairly, in all material respects, the financial position of STRATTEC SECURITY CORPORATION and subsidiaries, as of June 29, 2003, and the results of their operations and their cash flows for the years ended June 29, 2003 and June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Milwaukee, Wisconsin
July 29, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2004
STRATTEC SECURITY CORPORATION

By: /s/ Harold M. Stratton II
  Harold M. Stratton II,
      Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold M. Stratton II	Chairman, Chief Executive	August 17, 2004
Harold M. Stratton II	Officer, and Director

/s/ John G. Cahill	President, Chief Operating	August 17, 2004
John G. Cahill	Officer and Director

/s/ Frank J. Krejci	Director	August 17, 2004
Frank J. Krejci

/s/ Michael J. Koss	Director	August 17, 2004
Michael J. Koss

/s/ Robert Feitler	Director	August 17, 2004
Robert Feitler

/s/ Patrick J. Hansen	Vice President, Chief Financial Officer,	August 17, 2004
Patrick J. Hansen	Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

Exhibit
3.1 (2)	Amended and Restated Articles of Incorporation of the Company	*

3.2 (2)	By-laws of the Company

4.1 (2)	Rights Agreement between the Company and Firstar Trust Company, as Rights Agent	*

4.2 (3)	Revolving Credit Agreement dated as of February 27, 1995 by and between the Company	*
and M&I Bank, together with Revolving Credit Note

4.3 (5)	Amendments to Revolving Credit Agreement dated as of February 27, 1995 by and	*
between the Company and M&I Bank, together with Revolving Credit Notes

10.1 (7)	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan	*

10.2 (4) (5) (6) (7)	Employment Agreements between the Company and the identified executive officers	*

10.3 (1) (4) (5)(6) (7)	Change In Control Agreements between the Company and the identified executive officers	*

10.15	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for
Executive Officers and Senior Managers

10.16 (7)	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for	*
Non-employee Members of the Board of Directors

13	Annual Report to Shareholders for the year ended June 27, 2004

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm dated August 25, 2004

23.2	Consent of Independent Registered Public Accounting Firm dated August 25, 2004

31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (8)	18 U.S.C. Section 1350 Certifications
* Previously filed

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
(3)   Incorporated by reference from the April 2, 1995 Form 10-Q filed on May 17, 1995.
(4)   Incorporated by reference from the June 27, 1999 Form 10-K filed on September 17, 1999.
(5)   Incorporated by reference from the July 1, 2001 Form 10-K filed on September 4, 2001.
(6)    Incorporated by reference from the June 30, 2002 Form 10-K filed on August 28, 2002.
(7)    Incorporated by reference from the June 29, 2003 Form 10-K filed on August 28, 2003.
(8)   This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

