Form 10-Q
period 2004-09-26
STRATTEC SECURITY CORP
filed 2004-11-02
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

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

Common stock, par value $0.01 per share: 3,792,967 shares outstanding as of September 26, 2004.

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 26, 2004

INDEX

Part I - FINANCIAL INFORMATION

Part II - OTHER INFORMATION

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September 26, 2004	September 28, 2003
	(unaudited)

Net sales	$44,591	$44,420

Cost of goods sold	33,818	33,962

Gross profit	10,773	10,458

Engineering, selling and administrative
expenses	5,166	4,918

Income from operations	5,607	5,540

Interest income	183	89
Other income (expense), net	(37)	102

Income before provision for income taxes	5,753	5,731

Provision for income taxes	2,129	2,149

Net income	$3,624	$3,582

Earnings per share:
Basic	$0.95	$0.95
Diluted	$0.94	$0.94

Average Shares Outstanding:
Basic	3,805	3,760
Diluted	3,855	3,818

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 26,	June 27,
	2004	2004
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$45,293	$54,231
Receivables, net	31,844	30,931
Inventories-
Finished products	3,312	2,659
Work in process	5,128	4,620
Purchased Materials	5,778	4,441
LIFO adjustment	(3,096)	(3,359)
Total inventories	11,122	8,361
Other current assets	8,872	10,903
Total current assets	97,131	104,426

Investment in joint ventures	1,400	1,336

Property, plant and equipment	103,162	102,610
Less: accumulated depreciation	(72,920)	(71,182)
Net property, plant and equipment	30,242	31,428

	$128,773	$137,190

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,558	$18,787
Accrued Liabilities:
Payroll and benefits	6,223	11,067
Environmental reserve	2,708	2,710
Other	4,359	2,720
Total current liabilities	30,848	35,284

Deferred income taxes	543	543
Accrued pension and postretirement obligations	6,938	11,511

Shareholders' equity:
Common stock, authorized 12,000,000 shares $.01 par value, issued 6,807,157 shares at September 26, 2004 and 6,754,892 shares at June 27, 2004	68	68
Capital in excess of par value	72,868	70,415
Retained earnings	133,854	130,230
Accumulated other comprehensive loss	(5,406)	(5,385)
Less: treasury stock, at cost (3,014,190 shares at September 26, 2004 and 2,926,687 shares at June 27, 2004)	(110,940)	(105,476)
Total shareholders' equity	90,444	89,852

	$128,773	$137,190

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	September 26,	September 28,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,624	$3,582
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,864	2,017
Change in operating assets and liabilities:
Receivables	(922)	96
Inventories	(2,761)	(1,347)
Other assets	2,015	24
Accounts payable and accrued liabilities	(8,988)	(6,587)
Tax benefit from options exercised	406	128
Other, net	16	(84)
Net cash used in operating activities	(4,746)	(2,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(75)	-
Purchase of property, plant and equipment	(698)	(1,096)
Net cash used in investing activities	(773)	(1,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(5,467)	(421)
Exercise of stock options	2,048	145
Net cash used in financing activities	(3,419)	(276)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(8,938)	(3,543)

CASH AND CASH EQUIVALENTS
Beginning of period	54,231	29,902
End of period	$45,293	$26,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$316	$384
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION and subsidiaries (collectively the "Company") designs, develops, manufactures and markets mechanical locks, electro-mechanical locks and related access-control products for North American and global automotive manufacturers. The accompanying condensed unaudited financial statements reflect the consolidated results of the Company and its wholly owned Mexican subsidiaries.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 26, 2004, and the results of operations and cash flows for the three month period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report.

Earnings Per Share (EPS)
A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

		Three Months Ended
	September 26, 2004			September 28, 2003
	Net		Per-Share	Net		Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$3,624	3,805	$0.95	$3,582	3,760	$0.95
Stock Options		50			58
Diluted Earnings Per Share	$3,624	3,855	$0.94	$3,582	3,818	$0.94

Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares:

		Exercise
Period Ended	Shares	Price

September 26, 2004	80,000	$76.70

September 28, 2003	74,160	$58.59
	79,500	$53.07
	80,000	$61.68
	4,500	$53.22

Comprehensive Income
The following table presents the Company’s comprehensive income (in thousands):

	Three Months Ended
	September 26, 2004	September 28, 2003
Net Income	$3,624	$3,582
Change in Cumulative Translation
Adjustments, net	(21)	(173)
Total Comprehensive Income	$3,603	$3,409

Stock Based Compensation
The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost related to these plans was charged against earnings during fiscal 2005 and 2004. Had compensation cost for these plans been determined using the fair value method rather than the intrinsic value method, the pro forma impact on earnings per share would have been as follows (in thousands):

	Three Months Ended
	September 26, 2004	September 28, 2003

Net Income as Reported	$3,624	$3,582
Less Compensation Expense Determined
Under Fair Value Method, net of tax	(188)	(235)
Pro Forma Net Income	$3,436	$3,347

Basic EPS as Reported	$0.95	$0.95
Pro Forma Basic EPS	$0.90	$0.89

Diluted EPS as Reported	$0.94	$0.94
Pro Forma Diluted EPS	$0.90	$0.88

Pension and Other Post-retirement Benefits
The Company has a noncontributory defined benefit pension plan covering substantially all U.S. associates. Benefits are based on years of service and final average compensation. The Company's policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. The Company has a noncontributory supplemental executive retirement plan (SERP), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a rabbi trust with M&I Trust Company. The SERP liabilities are included in the pension table below. However, the trust assets are excluded from the table as they do not qualify as plan assets under SFAS No. 87, "Employers’ Accounting for Pensions."

The Company also sponsors a post-retirement health care plan. The Company recognizes the expected cost of retiree health care benefits for substantially all U.S. associates during the years that the associates render service. Any new U.S. associates hired after June 1, 2001 are no longer eligible for post-retirement plan benefits. The postretirement health care plan is unfunded.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated:

	Pension Benefits		Postretirement Benefits

	Three Months Ended		Three Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$546	$550	$73	$79
Interest cost	871	813	148	141
Expected return on plan assets	(1,049)	(865)	-	-
Amortization of prior service cost	2	2	2	2
Amortization of unrecognized net loss	48	47	63	59
Amortization of net transition asset	(12)	(38)	-	-
Net periodic benefit cost	$406	$509	$286	$281

During both periods presented, the Company contributed $5 million to the qualified pension plan. Since September 26, 2004, the Company contributed an additional $3 million to the qualified pension plan. No additional contributions are anticipated to be made during the remainder of fiscal 2005.

Item 2
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s accompanying Financial Statements and Notes thereto and the Company’s 2004 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 26, 2004 compared to the three months ended September 28, 2003

Net sales for the three months ended September 26, 2004 were $44.6 million compared to net sales of $44.4 million for the three months ended September 28, 2003. Sales to the Company’s largest customers overall remained flat in the current quarter compared to the levels in the prior year quarter. Sales to DaimlerChrysler Corporation increased significantly during the current quarter to $11.0 million compared to $8.8 million in the prior year quarter due to a more favorable vehicle content mix. Sales to Delphi Corporation decreased to $6.8 million in the current quarter compared to $7.0 million in the prior year quarter due to pre-programmed price reductions. Sales to General Motors Corporation decreased to $11.4 million in the current quarter from $12.6 million in the prior year quarter due to a combination of pre-programmed price reductions, discontinued models and lower levels of production on certain vehicles. Sales to the Ford Motor Company decreased to $7.5 million in the current quarter compared to $7.9 million in the prior year quarter due to price reductions and lower vehicle production. Sales to Mitsubishi Motor Manufacturing, Inc. decreased to $1.2 million in the current quarter from $1.7 million in the prior year quarter due to lower vehicle production volumes.

Gross profit as a percentage of net sales was 24.2 percent in the current quarter compared to 23.5 percent in the prior year quarter. The increase is attributed to the Company’s ongoing cost reduction initiatives including lean manufacturing initiatives and the movement of certain assembly operations from Milwaukee to the Juarez, Mexico facilities. This was partially offset by higher purchased material costs for brass and zinc. The average zinc price per pound increased to $0.48 in the current quarter compared to $0.44 in the prior year quarter. The average brass price per pound increased to $1.87 in the current quarter from $1.42 in the prior year quarter. The Company uses an average of approximately 750,000 pounds of zinc per month and an average of 200,000 pounds of brass per month.

Engineering, selling and administrative expenses were relatively consistent between quarters with expenses of $5.2 million in the current quarter compared to $4.9 million in the prior year quarter.

Income from operations was consistent between periods at $5.6 million in the current quarter compared to $5.5 million in the prior year quarter.

The effective income tax rate for the current quarter was 37.0 percent compared to 37.5 percent in the prior year quarter. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

The Company used cash from operating activities of $4.7 million in the three months ended September 26, 2004 compared to $2.2 million in the three months ended September 28, 2003. The increased use of cash from operating activities is primarily due to the change in operating assets and liabilities including an increase in accounts receivable of $922,000 in the current quarter compared to a reduction of $96,000 in the prior year quarter resulting from the normal timing of payments from customers and an increase of $2.8 million in inventory in the current quarter compared to an increase of $1.3 million in the prior year quarter. The increased inventory in both periods is the result of a build-up of inventory in support of production shipment requirements related to new model year launches. Additional changes in operating assets and liabilities impacting cash from operating activities include a reduction in other assets in the current quarter of $2.0 million compared to a reduction of $24,000 in the prior year quarter primarily resulting from a reduction in the Company’s investment in tooling costs to be billed to customers and an increase in accounts payable and accrued liabilities of $9.0 million in the current quarter compared to $6.6 million in the prior year quarter primarily as a result of changes in account payable balance, which are based on normal payment terms with suppliers. A $5 million contribution to the Company’s qualified pension plan was made during both periods.

Capital expenditures during the three months ended September 26, 2004, were $698,000 compared to $1.1 million during the three months ended September 28, 2003. The Company anticipates that capital expenditures will be approximately $6 million in fiscal 2005, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,239,395 outstanding shares. A total of 3,028,092 shares have been repurchased as of September 26, 2004, at a cost of approximately $111.2 million. During the quarter ended September 26, 2004, 87,700 shares were repurchased at a cost of approximately $5.5 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

The Company has a $50.0 million unsecured, revolving credit facility (the "Credit Facility"), which expires October 31, 2005. There were no outstanding borrowings under the Credit Facility at September 26, 2004. Interest on borrowings under the Credit Facility are at varying rates based, at the Company’s option, on the London Interbank offering rate or the bank’s prime rate. The Credit Facility contains various restrictive non-financial covenants including covenants. The Company believes that the Credit Facility is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

The Company has not been significantly impacted by inflationary pressures over the last several years, except for rising health care costs which have increased the Company’s cost of employee medical coverage, fluctuations in the market price of zinc and brass, and inflation in Mexico, which impacts the U.S. dollar costs of the Mexican operations. The Company has entered into purchase commitments for a percentage of its zinc requirements through June 2005 and for a percentage of its brass requirements through March 2005. This will reduce the financial impact of future price fluctuations. The Company does not hedge the peso exposure.

Joint Ventures

On November 28, 2000, the Company signed certain alliance agreements with E. WITTE Verwaltungsgesellschaft GmbH, and its operating unit, WITTE-Velbert GmbH & Co. KG ("WITTE"). WITTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier. WITTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. The WITTE-STRATTEC alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by the Company in North America, and the manufacture, distribution and sale of the Company’s products by WITTE in Europe. Additionally, a joint venture company ("WITTE-STRATTEC LLC") - in which each company holds a 50 percent interest - has been established to seek opportunities to manufacture and sell both companies’ products in areas of the world outside of North America and Europe.

In November 2001, WITTE-STRATTEC do Brasil, a joint venture formed between WITTE-STRATTEC LLC and Ifer Estamparia e Ferramentaria Ltda. was formed to service customers in South America. On March 1, 2002, WITTE-STRATTEC China was formed and in April 2004, WITTE-STRATTEC Great Shanghai Co. was formed. WITTE-STRATTEC China and WITTE-STRATTEC Great Shanghai Co. are joint ventures between WITTE-STRATTEC LLC and a unit of Elitech Technology Co. Ltd. of Taiwan and are the base of operations to service the Company’s automotive customers in the Asian market.

The investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a loss of approximately $15,000 in the current quarter and a gain of approximately $68,000 in the prior year quarter.

Critical Accounting Policies

The Company believes the following represents its critical accounting policies:

Pension and Post-Retirement Health Benefits - The determination of the obligation and expense for pension and post-retirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Notes to Financial Statements in the Company’s 2004 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from these assumptions are accumulated and amortized over future periods. While the Company believes that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and post-retirement health obligations and future expense.

Other Reserves - The Company has reserves such as an environmental reserve, an incurred but not reported claim reserve for self-insured health plans, a worker’s compensation reserve, and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgement with regard to risk exposure, ultimate liability and net realizable value. The Company believes such reserves are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

Risk Factors

The Company understands it is subject to the following risk factors based on its operations and the nature of the automotive industry in which it operates:

Loss of Significant Customers, Vehicle Content and Market Share - Sales to General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation and Delphi Corporation represent approximately 81 percent of the Company’s annual sales. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Certain customer models may also be market tested annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on the Company’s existing and future revenues and net income.

The Company’s major customers also have significant underfunded legacy liabilities related to pension and post-retirement health care obligations. The future impact of these items along with a continuing decline in their North American automotive market share to the Foreign-Owned North American Automotive Manufacturers (primarily the Japanese Automotive Manufacturers) may have a significant impact on the Company’s future sales and collectibility risks.

Cost Reduction - There is continuing pressure from the Company’s major customers to reduce the prices the Company charges for its products. This requires the Company to generate cost reductions, including reductions in the cost of components purchased from outside suppliers. If the Company is unable to generate sufficient production cost savings in the future, to offset programmed price reductions, the Company’s gross margin and profitability will be adversely affected.

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

Disruptions Due to Work Stoppages and Other Labor Matters - The Company’s major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by the Company’s customers or their suppliers could result in slow-downs or closures of assembly plants where the Company’s products are included in assembled vehicles. For example, strikes by the United Auto Workers led to a shut-down of most of General Motors Corporation’s North American assembly plants in June and July of 1998. A material work stoppage experienced by one or more of the Company’s customers could have an adverse effect on the Company’s business and its financial results. In addition, all production associates at the Company’s Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs by the Company as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with the unionized associates is effective through June 26, 2005. The Company may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in its other plants or other types of labor conflicts, any of which could have an adverse effect on the Company’s business and its financial results.

Environmental and Safety Regulations - The Company is subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of its manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company has an environmental management system that is ISO-14001 certified. The Company believes that its existing environmental management system is adequate and it has no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at the Company’s Milwaukee facility that was contaminated by a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985. This is being monitored in accordance with federal, state and local requirements. The Company does not currently anticipate any material adverse impact on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business and there is no assurance that material liabilities or charges could not arise.

Highly Competitive Automotive Supply Industry - The automotive component supply industry is highly competitive. Some of the Company’s competitors are companies, or divisions or subsidiaries of companies, that are larger than the Company and have greater financial and technology capabilities. The Company’s products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased revenues and profitability. In addition, the Company’s competitive position in the North American automotive component supply industry could be adversely affected in the event that it is unsuccessful in making strategic acquisitions, alliances or establishing joint ventures that would enable it to expand globally. The Company principally competes for new business at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such new models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect the Company’s business and financial results. In addition, as a result of relatively long lead times for many of its components, it may be difficult in the short-term for the Company to obtain new sales to replace any unexpected decline in the sale of existing products. Finally, the Company may incur significant product development expense in preparing to meet anticipated customer requirements which may not be recovered.

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

Item 1  Legal Proceedings -

In the normal course of business, the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds -

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program

June 28, 2004 - August 1, 2004	-	-	-	-
August 2, 2004 - August 29, 2004	68,700	$62.28	68,700	230,303
August 30, 2004 - September 26, 2004	19,000	$62.55	19,000	211,303
Total	87,700	$62.34	87,700	211,303

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

Item 3  Defaults Upon Senior Securities - None

Item 4  Submission of Matters to a Vote of Security Holders - None

Item 5  Other Information - None

Item 6  Exhibits

(a) Exhibits

                   3.2   By-Laws of the Company
10.1    Employment Agreement between the Company and the identified executive officer
10.2    Change in Control Agreement between the Company and the identified executive officer
31.1    Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2    Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (1)  18 U.S.C. Section 1350 Certifications

(1)     This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 2, 2004     By /s/ Patrick J. Hansen
Patrick J. Hansen
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)

