Form 10-Q
period 2004-12-26
STRATTEC SECURITY CORP
filed 2005-02-02
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

or

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

Common stock, par value $0.01 per share: 3,809,338 shares outstanding as of December 26, 2004.

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 26, 2004

INDEX

Part I - FINANCIAL INFORMATION

Part II - OTHER INFORMATION

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003

Net sales	$48,436	$50,014	$93,027	$94,434

Cost of goods sold	36,990	37,912	70,808	71,874

Gross profit	11,446	12,102	22,219	22,560

Engineering, selling and administrative
expenses	4,848	4,983	10,014	9,901

Income from operations	6,598	7,119	12,205	12,659

Interest income	233	88	416	177
Other income, net	196	184	159	286

Income before provision for income taxes	7,027	7,391	12,780	13,122

Provision for income taxes	2,600	2,772	4,729	4,921

Net income	$4,427	$4,619	$8,051	$8,201

Earnings per share:
Basic	$1.16	$1.23	$2.12	$2.18
Diluted	$1.15	$1.21	$2.09	$2.15

Average Shares Outstanding:
Basic	3,806	3,765	3,806	3,762
Diluted	3,840	3,824	3,847	3,821

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 26,	June 27,
	2004	2004
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$50,163	$54,231
Receivables, net	27,693	30,931
Inventories-
Finished products	3,223	2,659
Work in process	4,795	4,620
Purchased Materials	5,880	4,441
LIFO adjustment	(2,800)	(3,359)
Total inventories	11,098	8,361
Other current assets	9,655	10,903
Total current assets	98,609	104,426

Investment in joint ventures	1,365	1,336
Prepaid pension obligations	1,011	-

Property, plant and equipment	103,342	102,610
Less: accumulated depreciation	(73,642)	(71,182)
Net property, plant and equipment	29,700	31,428

	$130,685	$137,190

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,583	$18,787
Accrued Liabilities:
Payroll and benefits	6,834	11,067
Environmental reserve	2,708	2,710
Other	3,405	2,720
Total current liabilities	29,530	35,284

Deferred income taxes	543	543
Accrued pension and postretirement obligations	5,062	11,511

Shareholders' equity:
Common stock, authorized 12,000,000 shares $.01 par value,
issued 6,835,857 shares at December 26, 2004 and 6,754,892 shares at June 27, 2004	68	68
Capital in excess of par value	74,216	70,415
Retained earnings	138,281	130,230
Accumulated other comprehensive loss	(5,291)	(5,385)
Less: treasury stock, at cost (3,026,519 shares at December 26, 2004 and 2,926,687 shares at June 27, 2004)	(111,724)	(105,476)
Total shareholders' equity	95,550	89,852

	$130,685	$137,190

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	December 26,	December 28,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,051	$8,201
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	3,681	3,959
Change in operating assets and liabilities:
Receivables	3,260	2,383
Inventories	(2,737)	(2,206)
Other assets	267	1,290
Accounts payable and accrued liabilities	(12,269)	(3,955)
Tax benefit from options exercised	672	356
Other, net	224	(142)
Net cash provided by operating activities	1,149	9,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(75)	(125)
Purchase of property, plant and equipment	(2,020)	(3,022)
Net cash used in investing activities	(2,095)	(3,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(6,254)	(1,492)
Exercise of stock options	3,132	1,183
Net cash used in financing activities	(3,122)	(309)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(4,068)	6,430

CASH AND CASH EQUIVALENTS
Beginning of period	54,231	29,902
End of period	$50,163	$36,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,746	$4,135
Interest paid	-	-

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 26, 2004, and the results of operations and cash flows for the three month period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report.

Earnings Per Share (EPS)
    A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 26, 2004			December 28, 2003
	Net	Weighted Average	Per-Share	Net	Weighted Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$4,427	3,806	$1.16	$4,619	3,765	$1.23
Stock Options		34			59
Diluted Earnings Per Share	$4,427	3,840	$1.15	$4,619	3,824	$1.21

	Six Months Ended
	December 26, 2004			December 28, 2003
	Net	Weighted Average	Per-Share	Net	Weighted Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$8,051	3,806	$2.12	$8,201	3,762	$2.18
Stock Options		41			59
Diluted Earnings Per Share	$8,051	3,847	$2.09	$8,201	3,821	$2.15

Options to purchase the following shares of common stock were outstanding as of each date indicated but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares:

		Exercise
Period Ended	Shares	Price
December 26, 2004	4,500	$63.25
	58,040	$76.70

December 28, 2003	74,160	$58.59
	80,000	$61.68

Comprehensive Income
    The following table presents the Company’s comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
Net Income	$4,427	$4,619	$8,051	$8,201
Change in Cumulative Translation
Adjustments, net	115	(63)	94	(236)
Total Comprehensive Income	$4,542	$4,556	$8,145	$7,965

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

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
Net Income as Reported	$4,427	$4,619	$8,051	$8,201
Less Compensation Expense Determined Under Fair
Value Method, net of tax	(269)	(240)	(494)	(471)
Pro Forma Net Income	$4,158	$4,379	$7,557	$7,730

Basic EPS as Reported	$1.16	$1.23	$2.12	$2.18
Pro Forma Basic EPS	$1.09	$1.16	$1.99	$2.05

Diluted EPS as Reported	$1.15	$1.21	$2.09	$2.15
Pro Forma Diluted EPS	$1.09	$1.15	$1.97	$2.03

    In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards No. 123, "Share Based Payment," which requires the recognition of compensation cost related to stock-based compensation plans in the financial statements using a fair value based method. This will be effective for the Company beginning in fiscal year 2006.

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

    The following table summarizes the net periodic benefit cost recognized for each of the periods indicated (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$546	$550	$73	$79
Interest cost	871	813	148	141
Expected return on plan assets	(1,049)	(865)	-	-
Amortization of prior service cost	2	2	2	2
Amortization of unrecognized net loss	48	47	63	59
Amortization of net transition asset	(12)	(38)	-	-
Net periodic benefit cost	$406	$509	$286	$281

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,092	$1,100	$146	$158
Interest cost	1,742	1,626	296	282
Expected return on plan assets	(2,098)	(1,730)	-	-
Amortization of prior service cost	4	4	4	4
Amortization of unrecognized net loss	96	94	126	118
Amortization of net transition asset	(24)	(76)	-	-
Net periodic benefit cost	$812	$1,018	$572	$562

    During the six months ended December 26, 2004 and December 28, 2003, the Company contributed $8 million and $5 million, respectively, to the qualified pension. No additional contributions are anticipated to be made during the remainder of fiscal 2005.

    In May 2004, the FASB issued Financial Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), to address the impact of the Act enacted in December 2003. The Act provides a prescription drug benefit for Medicare eligible employees starting in 2006. The impact of the Act on the Company is not expected to be material.

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

Analysis of Results of Operations

Three months ended December 26, 2004 compared to the three months ended December 28, 2003

    Net sales for the three months ended December 26, 2004, decreased $1.6 million to $48.4 million compared to net sales of $50.0 million for the three months ended December 28, 2003. Overall sales to the Company’s largest customers decreased in the current quarter compared to the prior year quarter levels. Sales to DaimlerChrysler Corporation increased significantly during the quarter to $12.8 million compared to $9.5 million due to a more favorable vehicle content mix. Sales to Delphi Corporation were flat at $8 million. Sales to General Motors Corporation were $10.8 million compared to $14.0 million due to a combination of price reductions, discontinued models and lower levels of production on certain vehicles the Company supplies. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $1 million in the current quarter compared to $2.1 million in the prior year quarter due to lower vehicle production volumes. Sales to Ford Motor Company decreased slightly to $8.5 million compared to $9.0 million due to pre-programmed price reductions. The Ford Motor Company sales in the current quarter do not reflect approximately $600,000 of new lockset content relating to the Ford Mustang, which was sold directly to Ford’s joint venture partner Auto Alliance. Sales to other industrial customers also decreased in comparison to the prior year quarter.

Gross profit as a percentage of net sales was 23.6 percent in the current quarter compared to 24.2 percent in the prior year quarter. The gross profit margin reduction during the current quarter is primarily the result of reduced sales as noted above, which results in lower production volumes, changes in customer product content with lower margins and higher purchased material costs for brass and zinc. The average zinc price per pound increased to $0.59 in the current quarter compared to $0.51 in the prior year quarter. The average brass price per pound increased to $1.92 in the current quarter from $1.55 in the prior year quarter. The Company uses an average of approximately 750,000 pounds of zinc per month and an average of approximately 200,000 pounds of brass per month.

Engineering, selling and administrative expenses were $4.8 million in the current quarter, compared to $5.0 million in the prior year quarter.

Income from operations was $6.6 million in the current quarter compared to $7.1 million in the prior year quarter. The decrease is primarily the result of the decreased sales and gross profit margin as discussed above.

The effective income tax rate for the current quarter was 37.0 percent compared to 37.5 percent in the prior year quarter. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 26, 2004 compared to the six months ended December 28, 2003

Net sales for the six months ended December 26, 2004, decreased $1.4 million to $93.0 million compared to net sales of $94.4 million for the six months ended December 28, 2003. The overall reduction in sales is the result of lower customer vehicle production, discontinued models and pre-programmed price decreases. The negative factors were partially offset by new program sales and additional content changes on existing products. The change in sales to the Company’s largest customers in the current period compared to the prior year period include General Motors Corporation at $22.2 million compared to $26.6 million, Delphi Corporation at $14.8 million compared to $15.0 million, DaimlerChrysler Corporation at $23.7 million compared to $18.3 million, Ford Motor Company at $15.6 million compared to $16.3 million and Mitsubishi Motor Manufacturing of America, Inc. at $2.2 million compared to $3.9 million. The Ford Motor Company sales in the current period do not reflect approximately $700,000 of new lockset content relating to the Ford Mustang, which was sold directly to Ford’s joint venture partner Auto Alliance.

Gross profit as a percentage of net sales was 23.9 percent in the current period as well as the prior year period. Gross profit margins were favorably impacted by the Company’s ongoing cost reduction initiatives including lean manufacturing initiatives and the movement of certain assembly operations from Milwaukee to the Juarez, Mexico facilities. This was offset as a result of reduced sales as noted above, which resulted in lower production volumes, changes in customer product content with lower margins and higher purchased material costs for brass and zinc. The average zinc price per pound increased to $0.58 in the current period compared to $0.50 in the prior year period. The average brass price per pound increased to $1.89 in the current period from $1.46 in the prior year period. The Company uses an average of approximately 750,000 pounds of zinc per month and an average of approximately 200,000 pounds of brass per month.

Engineering, selling and administrative expenses were $10.0 million in the six months ended December 26, 2004, compared to $9.9 million in the prior year period.

Income from operations was $12.2 million in the current period compared to $12.7 million in the prior year period. The decrease is primarily the result of the decreased sales as discussed above.

The effective income tax rate for the current period was 37.0 percent compared to 37.5 percent in the prior year period. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

The Company generated cash from operating activities of $1.1 million in the six months ended December 26, 2004 compared to $9.9 million in the six months ended December 28, 2003. The decreased generation of cash from operating activities is primarily due to a decrease in accounts payable and accrued liabilities of $12.3 million in the current period compared to $4.0 million in the prior year period primarily as a result of the changes in accounts payable balances. There was a significant increase in the accounts payable balance in the prior year period as a result of lengthening payment terms with a significant supplier as well as the timing of payments in accordance with normal payment terms. There was a reduction in the accounts payable balance in the current year which was based on normal payment terms with suppliers. In addition, an $8 million contribution to the Company’s qualified pension plan was made during the current period compared to $5 million in the prior year period.

    Capital expenditures during the six months ended December 26, 2004, were $2.0 million compared to $3.0 million during the six months ended December 28, 2003. The Company anticipates that capital expenditures will be approximately $5.0 million in fiscal 2005, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,239,395 outstanding shares. Over the life of the repurchase program through December 26, 2004, a total of 3,040,592 shares have been repurchased at a cost of approximately $111.9 million. During the quarter ended December 26, 2004, 12,500 shares were repurchased at a cost of approximately $787,000. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

The Company has a $50.0 million unsecured, revolving credit facility (the "Credit Facility"), which expires October 31, 2005. There were no outstanding borrowings under the Credit Facility at December 26, 2004. Interest on borrowings under the Credit Facility are at varying rates based, at the Company’s option, on the London Interbank Offering Rate or the bank’s prime rate. The Credit Facility contains various restrictive non-financial covenants. The Company believes that the Credit Facility is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

The Company has not been significantly impacted by inflationary pressures over the last several years, except for rising health care costs which have increased the Company’s cost of employee medical coverage, fluctuations in the market price of zinc and brass, and inflation in Mexico, which impacts the U.S. dollar costs of the Mexican operations. The Company has entered into purchase commitments for a percentage of its zinc requirements through June 2005 and for a percentage of its brass requirements through March 2005. These commitments will reduce the financial impact of future price fluctuations. The Company does not hedge the peso exposure.

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

The investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a loss of approximately $55,000 in the six month period ended December 26, 2004 and a gain of approximately $110,000 in the prior year period.

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

Sources of and Fluctuations in Market Prices of Raw Materials - The primary raw materials used by the Company are high-grade zinc, brass, magnesium, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity or purchased component. The Company believes its sources of raw materials are reliable and adequate for its needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on the Company’s financial results.

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

The Company does not currently anticipate any material adverse impact on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business and there is no assurance that material liabilities or changes could not arise.

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under "Risk Factors" above.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds -

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program
September 27, 2004-October 31, 2004	-	-	-	-
November 1, 2004-November 28, 2004	8,500	$62.95	8,500	202,803
November 29, 2004-December 26, 2004	4,000	$62.90	4,000	198,803
Total	12,500	$62.94	12,500	198,803

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

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders -

At the Company’s Annual Meeting held on October 5, 2004, the shareholders voted to elect Frank J. Krejci as director for a term to expire in 2007. The number of votes cast for and withheld in the election were 3,526,133 and 2,907, respectively. Directors whose term continued after the meeting include Michael J. Koss with a term expiring in 2005, and Harold M. Stratton and Robert Feitler each with a term expiring in 2006.

Item 5 Other Information - None

Item 6 Exhibits

(a) Exhibits
31.1  Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief
              Executive Officer
31.2  Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (1)              18 U.S.C. Section 1350 Certifications
____________
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

Date: February 2, 2005      By /s/ Patrick J. Hansen
                     Patrick J. Hansen
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)

