Form 10-Q
period 2005-03-27
STRATTEC SECURITY CORP
filed 2005-04-29
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X   NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  X    NO ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,782,507 shares outstanding as of March 27, 2005.

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 27, 2005

INDEX

Part I - FINANCIAL INFORMATION

		Page

Item 1	Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-8
Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9-15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16
Item 6	Exhibits	16

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004

Net sales	$46,102	$49,266	$139,129	$143,700
Cost of goods sold	35,892	37,082	106,700	108,956
Gross profit	10,210	12,184	32,429	34,744
Engineering, selling and administrative
expenses	4,822	5,132	14,836	15,033
Income from operations	5,388	7,052	17,593	19,711
Interest income	326	112	742	289
Other (expense) income, net	(50)	(49)	109	237
Income before provision for income taxes	5,664	7,115	18,444	20,237
Provision for income taxes	1,933	2,668	6,662	7,589
Net income	$3,731	$4,447	$11,782	$12,648

Earnings per share:
Basic	$0.98	$1.17	$3.10	$3.35
Diluted	$0.98	$1.15	$3.07	$3.30
Average Shares Outstanding:
Basic	3,798	3,802	3,803	3,775
Diluted	3,815	3,873	3,836	3,838

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 27,	June 27,
	2005	2004
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$51,357	$54,231
Receivables, net	28,793	30,931
Inventories-
Finished products	3,761	2,659
Work in process	5,177	4,620
Purchased Materials	5,684	4,441
LIFO adjustment	(2,863)	(3,359)
Total inventories	11,759	8,361
Other current assets	9,943	10,903
Total current assets	101,852	104,426

Investment in joint ventures	1,349	1,336
Prepaid pension obligations	605	-

Property, plant and equipment	104,236	102,610
Less: accumulated depreciation	(74,909)	(71,182)
Net property, plant and equipment	29,327	31,428

	$133,133	$137,190

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,409	$18,787
Accrued Liabilities:
Payroll and benefits	6,940	11,067
Environmental reserve	2,701	2,710
Other	4,211	2,720
Total current liabilities	30,261	35,284

Deferred income taxes	543	543
Accrued postretirement obligations	5,096	11,511

Shareholders' equity:
Common stock, authorized 12,000,000 shares $.01 par value,
issued 6,853,647 shares at March 27, 2005 and 6,754,892 shares at June 27, 2004	69	68
Capital in excess of par value	74,793	70,415
Retained earnings	142,012	130,230
Accumulated other comprehensive loss	(5,348)	(5,385)
Less: treasury stock, at cost (3,071,140 shares at March 27,
2005 and 2,926,687 shares at June 27, 2004)	(114,293)	(105,476)
Total shareholders' equity	97,233	89,852

	$133,133	$137,190

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	March 27,	March 28,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,782	$12,648
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,440	5,842
Change in operating assets and liabilities:
Receivables	2,145	(746)
Inventories	(3,398)	(984)
Other assets	363	1,627
Accounts payable and accrued liabilities	(11,458)	(3,106)
Tax benefit from options exercised	949	1,107
Other, net	224	(121)
Net cash provided by operating activities	6,047	16,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(75)	(125)
Purchase of property, plant and equipment	(3,455)	(3,550)
Net cash used in investing activities	(3,530)	(3,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(8,826)	(3,614)
Exercise of stock options	3,435	4,504
Net cash (used in) provided by financing activities	(5,391)	890

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(2,874)	13,482

CASH AND CASH EQUIVALENTS
Beginning of period	54,231	29,902
End of period	$51,357	$43,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$4,957	$4,893
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION and subsidiaries (collectively the “Company”) designs, develops, manufacturers and markets mechanical locks, electro-mechanical locks, latches and related security/access control products for global automotive manufacturers. The accompanying condensed unaudited financial statements reflect the consolidated results of the Company and its wholly owned Mexican subsidiaries.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 27, 2005, and the results of operations and cash flows for the three and nine month periods then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report.

Earnings Per Share (EPS)
A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended

	March 27, 2005			March 28, 2004

		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share	$3,731	3,798	$0.98	$4,447	3,802	$1.17

Stock Options		17			71

Diluted Earnings Per Share	$3,731	3,815	$0.98	$4,447	3,873	$1.15

	Nine Months Ended

	March 27, 2005			March 28, 2004

		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share	$11,782	3,803	$3.10	$12,648	3,775	$3.35

Stock Options		33			63

Diluted Earnings Per Share	$11,782	3,836	$3.07	$12,648	3,838	$3.30

    All outstanding options were included in the computation of diluted EPS as of March 28, 2004. Options to purchase the following shares of common stock were outstanding as of March 27, 2005, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares:

		Exercise
Period Ended	Shares	Price

March 27, 2005	48,540	$58.59
	53,290	$61.68
	4,500	$63.25
	45,000	$62.20
	58,040	$76.70

Comprehensive Income
The following table presents the Company’s comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended

	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004

Net Income	$3,731	$4,447	$11,782	$12,648
Change in Cumulative Translation
Adjustments, net	(57)	34	37	(202)

Total Comprehensive Income	$3,674	$4,481	$11,819	$12,446

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

	Three Months Ended		Nine Months Ended

	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004

Net Income as Reported	$3,731	$4,447	$11,782	$12,648
Less Compensation Expense Determined
Under Fair Value Method, net of tax	(227)	(218)	(721)	(689)

Pro Forma Net Income	$3,504	$4,229	$11,061	$11,959

Basic EPS as Reported	$0.98	$1.17	$3.10	$3.35
Pro Forma Basic EPS	$0.92	$1.11	$2.91	$3.17

Diluted EPS as Reported	$0.98	$1.15	$3.07	$3.30
Pro Forma Diluted EPS	$0.92	$1.10	$2.90	$3.13

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards No. 123, “Share Based Payment,” which requires the recognition of compensation cost related to stock-based compensation plans in the financial statements using a fair value based method. The pro-forma impact as stated above will be recognized in the financial statements for reporting periods beginning in fiscal 2006.

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

    The following table summarizes the net periodic benefit cost recognized for each of the periods indicated (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$545	$548	$74	$79
Interest cost	871	814	147	141
Expected return on plan assets	(1,049)	(864)	-	-
Amortization of prior service cost	2	2	4	4
Amortization of unrecognized net loss	49	46	61	58
Amortization of net transition asset	(12)	(36)	-	-
Net periodic benefit cost	$406	$510	$286	$282

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,637	$1,648	$220	$237
Interest cost	2,613	2,440	443	423
Expected return on plan assets	(3,147)	(2,594)	-	-
Amortization of prior service cost	6	6	8	8
Amortization of unrecognized net loss	145	140	187	176
Amortization of net transition asset	(36)	(112)	-	-
Net periodic benefit cost	$1,218	$1,528	$858	$844

During the nine months ended March 27, 2005 and March 28, 2004, the Company contributed $8 million and $5 million, respectively, to the qualified pension. No additional contributions are anticipated to be made during the remainder of fiscal 2005.

In May 2004, the FASB issued Financial Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), to address the impact of the Act enacted in December 2003. The Act provides a prescription drug benefit for Medicare eligible employees starting in 2006. The impact of the Act on the Company is not expected to be material.

Item 2
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s accompanying Financial Statements and Notes thereto and the Company’s 2004 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended March 27, 2005 compared to the three months ended March 28, 2004

Net sales for the three months ended March 27, 2005, decreased $3.2 million to $46.1 million compared to net sales of $49.3 million for the three months ended March 28, 2004. Overall sales to the Company’s largest customers decreased in the current quarter compared to the prior year quarter levels. Sales to DaimlerChrysler Corporation increased significantly during the quarter to $13.1 million compared to $11.5 million due to additional product content. Sales to General Motors Corporation were $9.8 million compared to $11.9 million due to a combination of price reductions, discontinued models and lower levels of production on certain vehicles the Company supplies. Sales to Delphi Corporation were $6.8 million compared to $7.6 million due to pre-programmed price reductions and lower vehicle production volumes. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $1.1 million in the current quarter compared to $1.6 million in the prior year quarter due to lower vehicle production volumes. Sales to Ford Motor Company were $8.3 million compared to $8.8 million due to pre-programmed price reductions and lower vehicle production volumes. Sales to Auto Alliance International, Ford Motor’s Company’s joint venture assembly plant with Mazda, were $667,000 in the current quarter and represents new lockset content related to the Ford Mustang. Reduced aftermarket and industrial sales represent the remaining decrease in the current quarter’s overall sales.

Gross profit as a percentage of net sales was 22.1 percent in the current quarter compared to 24.7 percent in the prior year quarter. The lower gross profit margins in the current year quarter were primarily the result of higher raw material costs for brass, zinc and magnesium, lower production volumes and a less favorable overall sales mix. The average zinc price per pound increased to $0.61 in the current quarter compared to $0.46 in the prior year quarter. The average brass price per pound increased to $1.92 in the current quarter from $1.80 in the prior year quarter. The Company uses an average of approximately 750,000 pounds of zinc per month and an average of approximately 200,000 pounds of brass per month. Increases in the cost of magnesium resulted in price increases in purchased housing components from vendors of approximately $165,000 during the current quarter.

Engineering, selling and administrative expenses were $4.8 million in the current quarter, compared to $5.1 million in the prior year quarter.

Income from operations was $5.4 million in the current quarter compared to $7.1 million in the prior year quarter. The decrease is primarily the result of the decreased sales and gross profit margin as discussed above.

The effective income tax rate for the current quarter was 34.1 percent compared to 37.5 percent in the prior year quarter. The current quarter income tax provision includes a state refund claim recovery. The claim recovery net of the federal income tax impact was $162,000. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Nine months ended March 27, 2005 compared to the nine months ended March 28, 2004

Net sales for the nine months ended March 27, 2005, decreased $4.6 million to $139.1 million compared to net sales of $143.7 million for the nine months ended March 28, 2004. The overall reduction in sales is the result of lower customer vehicle production, discontinued models and pre-programmed price decreases. The negative factors were partially offset by new program sales and additional content changes on existing products. The change in sales to the Company’s largest customers in the current period compared to the prior year period include General Motors Corporation at $32.0 million compared to $38.5 million, Delphi Corporation at $21.6 million compared to $22.6 million, DaimlerChrysler Corporation at $36.8 million compared to $29.8 million, Ford Motor Company at $23.8 million compared to $25.2 million and Mitsubishi Motor Manufacturing of America, Inc. at $3.4 million compared to $5.5 million. Sales to Auto Alliance International, Ford Motor’s Company’s joint venture assembly plant with Mazda, were $1.4 million in the current year period and represents new lockset content related to the Ford Mustang.

Gross profit as a percentage of net sales was 23.3 percent in the current year period compared to 24.2 percent in the prior year period. Gross profit margins were favorably impacted by the Company’s ongoing cost reduction initiatives including lean manufacturing initiatives and the movement of certain assembly operations from Milwaukee to the Juarez, Mexico facilities. This was offset as a result of reduced sales as noted above, which resulted in lower production volumes, changes in customer product content with lower margins and higher purchased material costs for brass, zinc and magnesium. The average zinc price per pound increased to $0.54 in the current period compared to $0.45 in the prior year period. The average brass price per pound increased to $1.89 in the current period from $1.57 in the prior year period. The Company uses an average of approximately 750,000 pounds of zinc per month and an average of approximately 200,000 pounds of brass per month. Increases in the cost of magnesium resulted in price increases in purchased housing components from vendors of approximately $165,000 during the current year period.

Engineering, selling and administrative expenses were $14.8 million in the nine months ended March 27, 2005, compared to $15.0 million in the prior year period.

Income from operations was $17.6 million in the current period compared to $19.7 million in the prior year period. The decrease is primarily the result of the decreased sales and gross profit margin as discussed above.

The effective income tax rate for the current period was 36.1 percent compared to 37.5 percent in the prior year period. The current quarter income tax provision includes a state refund claim recovery. The claim recovery net of the federal income tax impact was $162,000. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

The Company generated cash from operating activities of $6.0 million in the nine months ended March 27, 2005, compared to $16.3 million in the nine months ended March 28, 2004. The decreased generation of cash from operating activities is primarily due to a decrease in accounts payable and accrued liabilities of $11.5 million in the current period compared to $3.1 million in the prior year period, which primarily resulted from contributions to the Company’s qualified pension plan, the changes in accounts payable balances and the changes in accrued payroll and benefits balances. An $8 million contribution to the Company’s qualified pension plan was made during the current period compared to $5 million in the prior year period. There was a significant increase in the accounts payable balance in the prior year period as a result of lengthening payment terms with a significant supplier as well as the timing of payments in accordance with normal payment terms. Additionally, there was a reduction in the accounts payable balance in the current year which was based on normal payment terms with suppliers. Also, there was a larger reduction in accrued payroll and benefits in the current year period as compared to the prior year period primarily due to lower bonus amounts accrued to be paid to eligible associates.

Capital expenditures during the nine months ended March 27, 2005, were $3.5 million compared to $3.6 million during the nine months ended March 28, 2004. The Company anticipates that capital expenditures will be approximately $5.0 million in fiscal 2005, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,439,395 outstanding shares. Over the life of the repurchase program through March 27, 2005, a total of 3,085,392 shares have been repurchased at a cost of approximately $114.5 million. During the quarter ended March 27, 2005, 44,800 shares were repurchased at a cost of approximately $2.6 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

The Company has a $50.0 million unsecured, line of credit (the “Line of Credit”), which expires October 31, 2005. There were no outstanding borrowings under the Line of Credit at March 27, 2005. Interest on borrowings under the Line of Credit are at varying rates based, at the Company’s option, on the London Interbank Offering Rate or the bank’s prime rate. The Line of Credit contains various restrictive non-financial covenants. The Company believes that the Line of Credit is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

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

Joint Ventures

On November 28, 2000, the Company signed certain alliance agreements with E. WITTE Verwaltungsgesellschaft GmbH, and its operating unit, WITTE-Velbert GmbH & Co. KG (“WITTE”). WITTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier. WITTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. The WITTE-STRATTEC alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by the Company in North America, and the manufacture, distribution and sale of the Company’s products by WITTE in Europe. Additionally, a joint venture company (“WITTE-STRATTEC LLC”) - in which each company holds a 50 percent interest - has been established to seek opportunities to manufacture and sell both companies’ products in areas of the world outside of North America and Europe.

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

The investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a loss of approximately $75,000 in the nine month period ended March 27, 2005 and a gain of approximately $94,000 in the prior year period.

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

Prospective Information

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could.” These include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in the Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds -

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program

December 27, 2004-January 30, 2005	16,300	$59.30	16,300	182,503
January 31, 2005-February 27, 2005	20,400	$56.44	20,400	362,103
February 28, 2005-March 27, 2005	8,100	$56.02	8,100	354,003

Total	44,800	$57.41	44,800	354,003

The Company’s Board of Director’s authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Director’s has periodically increased the number of shares authorized under the program, most recently in February 2005 when an additional 200,000 shares was authorized for repurchase. The program currently authorizes the repurchase of up to 3,439,395 shares of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.

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

__________________________
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

STRATTEC SECURITY CORPORATION (Registrant)

Date: April 29, 2005                                             By /s/ Patrick J. Hansen
                                Patrick J. Hansen
                    Chief Financial Officer,
                                Treasurer and Secretary
                                (Principal Accounting and Financial Officer)