Form 10-K
period 2005-07-03
STRATTEC SECURITY CORP
filed 2005-08-29
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 3, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-25150
STRATTEC SECURITY CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1804239
(State of Incorporation)	(I.R.S. Employer Identification No.)
3333 West Good Hope Road, Milwaukee, WI 53209
(Address of principal executive offices)
(414) 247-3333
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑Yes ☐No
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 26, 2004 (the last business day of the Registrant’s most recently completed second quarter), was approximately $235,529,000 (based upon the last reported sale price of the Common Stock at December 26, 2004, on the NASDAQ National Market).
On August 2, 2005, there were outstanding 3,745,276 shares of $.01 par value Common Stock.
Documents Incorporated by Reference

Part of the Form 10-K
Document	into which incorporated
Portions of the Annual Report to Shareholders for the fiscal year ended July 3, 2005.	I, II, IV

Portions of the Proxy Statement dated August 29, 2005, for the Annual Meeting of Shareholders to be held on October 4, 2005.	III

PROSPECTIVE INFORMATION
A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2005 Annual Report to Shareholders and the Company’s Proxy Statement, dated August 29, 2005, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could.” These include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed in the Letter to the Shareholders, Company’s Management’s Discussion and Analysis, etc. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.
The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customer’s products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis section of the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by reference in Item 7.
Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances occurring after the date of this Form 10-K.

PART I
Item 1. Business
The information set forth under “Company Description” which appears on pages 5 through 10 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under “Export Sales” included on page 32 of the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by reference.
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
Sources and Availability of Raw Materials
The primary raw materials used by the Company are high-grade zinc, brass, magnesium, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under “Sources of and Fluctuations in Market Prices of Raw Materials” included on page 16 of the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by reference.
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
The Company also relies upon trade secret protection for its confidential and proprietary information. The Company maintains confidentiality agreements with its key executives. In addition, the Company enters into confidentiality agreements with selected suppliers, consultants and associates as appropriate to evaluate new products or business relationships pertinent to the success of the Company. However, there can be no assurance that others will not independently obtain similar information and techniques or otherwise gain access to the Company’s trade secrets or that the Company can effectively protect its trade secrets.

Dependence Upon Significant Customers
A very significant portion of the Company’s annual sales are to General Motors Corporation, Delphi Corporation, Ford Motor Company, and DaimlerChrysler Corporation. These four customers accounted for approximately 82 percent, 81 percent and 83 percent of the Company’s total net sales in each fiscal year 2005, 2004 and 2003, respectively. Further information regarding sales to the Company’s largest customers is set forth under “Loss of Significant Customers, Vehicle Content and Market Share” included on page 15 of the Company’s 2005 Annual Report to Shareholders and “Sales and Receivable Concentration” included on page 32 of the Company’s 2005 Annual Report to Shareholders, both of which are incorporated herein by reference.
The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers’ ability to produce and sell vehicles which utilize the Company’s products. The Company has enjoyed relationships with General Motors Corporation, DaimlerChrysler Corporation, Ford Motor Company, and Delphi Corporation in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company’s financial performance.
Due primarily to the economic pressures affecting Mitsubishi, they have informed the Company that they intend to consolidate the purchase of their lockset requirements with their Japanese supplier for the 2007 model year. This will effectively end the Company’s supply of production requirements to Mitsubishi by the start of its 2007 fiscal year. Mitsubishi represented approximately 2.4 percent and 3.5 percent of the Company’s fiscal 2005 and 2004 sales, respectively.
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
The typical process used by automotive manufacturers in selecting a lock, lock housing or latch supplier is to offer the business opportunity to the Company and various of the Company’s competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, the price is fixed for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year. Product run releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a “Just-in-Time” supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.
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
The Company’s lockset and housing competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech Valeo, Methode, Shin Chang, and Pollak. For additional information related to competition, see the information set forth under “Highly Competitive Automotive Supply Industry” included on page 17 of the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by reference.
Research and Development
The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2005, 2004, and 2003, the Company spent approximately $1,700,000, $1,600,000, and $2,400,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company’s interests resulting from these activities.
Customer Tooling
The Company incurs costs related to tooling used in component production and assembly. See the information set forth under “Customer Tooling in Progress” included on page 22 of the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by reference.
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
As discussed in “Commitments and Contingencies” included on page 27 of the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from an above-ground solvent storage tank located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.
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
Employees
At July 3, 2005, the Company had approximately 1,935 full-time employees, of which approximately 293 or 15% percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility. In June 2005, a new contract with the unionized associates was ratified and is effective through June 29, 2008. During June 2001, there was a 16-day strike by the represented employees at the Company’s Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters is discussed under “Disruptions Due to Work Stoppages and Other labor Matters” included on page 16 of the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by reference.

Available Information
The Company maintains its corporate website at www.strattec.com and makes available, free of charge, through this website its code of business ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports that the Company files with, or furnishes to, the Securities and Exchange Commission (the “Commission”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Commission. Information on the Company’s website is not part of this report.
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities:

	Total	Average	Total Number	Maximum Number
	Number	Price	Of Shares Purchased	Of Shares that May
	Of Shares	Paid Per	As Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
March 28, 2005 – May 1, 2005	27,200	$51.52	27,200	326,803
May 2, 2005 – May 29, 2005	14,900	51.81	14,900	311,903
May 30, 2005 – July 3, 2005	—	—	—	—

Total	42,100	$51.62	42,100	311,903
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

The Company’s common stock is traded on the NASDAQ National Market under the symbol “STRT.” The information set forth in the “Quarterly Financial Data” section appearing on page 36 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference.
The information set forth under “Line of Credit” included on page 27 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference.
Item 6. Selected Financial Data
The information set forth under “Five Year Financial Summary” which appears on page 36 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth under “Management’s Discussion and Analysis” which appears on pages 11 through 17 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company did not hold any market risk sensitive instruments during the period covered by this report.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of Grant Thornton LLP dated August 19, 2005, the report of management on internal control over financial reporting and the report of Grant Thornton LLP on internal control over financial reporting dated August 19, 2005, which appear on pages 18 through 35 of the Company’s 2005 Annual Report to Shareholders, are incorporated herein by reference. The report of Deloitte & Touche LLP is included on page10 in this Form 10-K Report.
The Quarterly Financial Data (unaudited) which appears on page 36 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended July 3, 2005. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the year ended July 3, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The report of management required under this Item 9a is included on page 33 of the Company’s 2005 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.

The attestation report required under this Item 9a is included on page 34 of the Company’s 2005 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
Item 9b. Other Information
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information on pages 2, 8, 10, 12 and 14 of the Company’s Proxy Statement, dated August 29, 2005, under “Election of Director,” “Code of Business Ethics,” “Audit Committee Financial Expert,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of three outside independent Directors, Michael J. Koss, Audit Committee Chairman, Robert Feitler and Frank J. Krejci.
Item 11. Executive Compensation
The information on pages 11 and 18 through 21 of the Company’s Proxy Statement, dated August 29, 2005, under “Compensation of Directors” and “Executive Compensation” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information on pages 13 and 14 of the Company’s Proxy Statement, dated August 29, 2005, under “Security Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes share information, as of July 3, 2005, for the Company’s Stock Incentive Plan.

	Number of		Number of
	common shares to be		common shares
	issued upon exercise	Weighted-average	available for future
	of outstanding	exercise price of	issuance under
	options,	outstanding options,	equity
Plan Category	warrants, and rights	warrants, and rights	compensation plans
Equity compensation plans approved by shareholders	281,860	$54.80	247,303
Equity compensation plans not approved by shareholders	—	—	—

Total	281,860	$54.80	247,303

Item 13. Certain Relationships and Related Transactions
The information on pages 18 through 21 of the Company’s Proxy Statement, dated August 29, 2005, under “Executive Compensation” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information on pages 9 and 10 of the Company’s Proxy Statement, dated August 29, 2005, under “Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)(i)	Financial Statements — The following financial statements of the Company, included on pages 18 through 35 of the Company’s 2005 Annual Report to Shareholders, are incorporated by reference in Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — as of July 3, 2005 and June 27, 2004

Consolidated Statements of Income — years ended July 3, 2005, June 27, 2004 and June 29, 2003

Consolidated Statements of Stockholders’ Equity — years ended July 3, 2005, June 27, 2004 and June 29, 2003

Consolidated Statements of Cash Flows — years ended July 3, 2005, June 27, 2004 and June 29, 2003

Notes to Financial Statements

(ii)	The following is included at page10 in this Form 10-K Report.

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedule

All schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

(3)	Exhibits. See “Exhibit Index” beginning on page 12.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of STRATTEC SECURITY CORPORATION
We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of STRATTEC SECURITY CORPORATION and subsidiaries (the “Company”) for the year ended June 29, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of STRATTEC SECURITY CORPORATION for the year ended June 29, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
July 29, 2003

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION
By:	/s/ Harold M. Stratton II
Harold M. Stratton II
Chairman, President and Chief Executive Officer

Date: August 19, 2005
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold M. Stratton II Harold M. Stratton II	Chairman, President, Chief Executive Officer, and Director	August 19, 2005

/s/ Frank J. Krejci Frank J. Krejci	Director	August 19, 2005

/s/ Michael J. Koss Michael J. Koss	Director	August 19, 2005

/s/ Robert Feitler Robert Feitler	Director	August 19, 2005

/s/ Patrick J. Hansen Patrick J. Hansen	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 19, 2005

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

Exhibit
3.1(2)	Amended and Restated Articles of Incorporation of the Company	*

3.2(9)	By-laws of the Company	*

4.1(2)	Rights Agreement between the Company and Firstar Trust Company, as Rights Agent	*

4.2(3)	Revolving Credit Agreement dated as of February 27, 1995 by and between the Company and M&I Bank, together with Revolving Credit Note	*

4.3(5)	Amendments to Revolving Credit Agreement dated as of February 27, 1995 by and between the Company and M&I Bank, together with Revolving Credit Notes	*

10.1(7)	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan	*

10.2(4)(5)(6)(7)(9)(10)	Employment Agreements between the Company and the identified executive officers	*

10.3(1)(4)(5)(6)(7)(9)(10)	Change In Control Agreements between the Company and the identified executive officers	*

10.15(8)	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive Officers and Senior Managers	*

10.16(7)	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Non-employee Members of the Board of Directors	*

13	Annual Report to Shareholders for the year ended July 3, 2005

21(8)	Subsidiaries of the Company	*

23.1	Consent of Independent Registered Public Accounting Firm dated August 26, 2005

23.2	Consent of Independent Registered Public Accounting Firm dated August 26, 2005

31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32(11)	18 U.S.C. Section 1350 Certifications
* Previously filed

(1)	Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.

(2)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

(3)	Incorporated by reference from the April 2, 1995 Form 10-Q filed on May 17, 1995.

(4)	Incorporated by reference from the June 27, 1999 Form 10-K filed on September 17, 1999.

(5)	Incorporated by reference from the July 1, 2001 Form 10-K filed on September 4, 2001.

(6)	Incorporated by reference from the June 30, 2002 Form 10-K filed on August 28, 2002.

(7)	Incorporated by reference from the June 29, 2003 Form 10-K filed on August 28, 2003.

(8)	Incorporated by reference from the June 27, 2004 Form 10-K filed on August 27, 2004.

(9)	Incorporated by reference from the September 26, 2004 Form 10-Q filed on November 2, 2004.

(10)	Incorporated by reference from the March 27, 2005 Form 10-Q filed on April 29, 2005.

(11)	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.