Form 10-Q
period 2005-10-02
STRATTEC SECURITY CORP
filed 2005-11-04
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ___   NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,744,042 shares outstanding as of October 2, 2005.

STRATTEC SECURITY CORPORATION
FORM 10-Q
October 2, 2005

INDEX

Part I - FINANCIAL INFORMATION

Part II - OTHER INFORMATION

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,”  “believe,”  “would,”  “expect,”  “intend,”  “may,”  “planned,”  “potential,”  “should,”  “will,” and “could.” These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customer’s products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations and costs of operations.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	October 2,	September 26,
	2005	2004
	(unaudited)

Net sales	$44,793	$44,591

Cost of goods sold	35,019	33,818

Gross profit	9,774	10,773

Engineering, selling and administrative expenses	5,285	5,166
Provision for bad debts	3,200	-

Income from operations	1,289	5,607

Interest income	489	183
Other income (expense), net	40	(37)

Income before provision for income taxes	1,818	5,753

Provision for income taxes	78	2,129

Net income	$1,740	$3,624

Earnings per share:
Basic	$0.46	$0.95
Diluted	$0.46	$0.94

Average Shares Outstanding:
Basic	3,746	3,805
Diluted	3,754	3,855

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	October 2, 2005	July 3, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,771	$56,950
Receivables, net	29,680	26,053
Inventories-
Finished products	3,945	3,691
Work in process	5,042	5,171
Purchased Materials	5,947	6,287
LIFO adjustment	(3,386)	(3,495)
Total inventories	11,548	11,654
Other current assets	9,538	10,030
Total current assets	98,537	104,687
Deferred income taxes	1,796	1,796
Investment in joint ventures	1,512	1,412
Other long-term assets	600	603
Property, plant and equipment	107,502	105,936
Less: accumulated depreciation	(78,158)	(76,344)
Net property, plant and equipment	29,344	29,592
	$131,789	$138,090
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,066	$17,218
Accrued Liabilities:
Payroll and benefits	5,236	7,679
Environmental reserve	2,701	2,701
Other	2,323	2,470
Total current liabilities	27,326	30,068
Accrued pension and postretirement obligations	10,825	16,271
Shareholders' equity:
Common stock, authorized 12,000,000 shares $.01 par value, issued 6,880,457 shares at October 2, 2005 and 6,856,237 shares at July 3, 2005	69	69
Capital in excess of par value	76,249	74,924
Retained earnings	147,008	145,268
Accumulated other comprehensive loss	(12,032)	(12,047)
Less: treasury stock, at cost (3,136,415 shares at October 2, 2005 and 3,113,004 shares at July 3, 2005)	(117,656)	(116,463)
Total shareholders' equity	93,638	91,751
	$131,789	$138,090

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	October 2, 2005	September 26, 2004
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,740	$3,624
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,824	1,864
Tax benefit from options exercised	61	406
Stock option compensation expense	209	-
Change in operating assets and liabilities:
Receivables	(3,629)	(922)
Inventories	106	(2,761)
Other assets	489	2,015
Accounts payable and accrued liabilities	(8,179)	(8,988)
Other, net	(84)	16
Net cash used in operating activities	(7,463)	(4,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	-	(75)
Purchase of property, plant and equipment	(1,580)	(698)
Net cash used in investing activities	(1,580)	(773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,196)	(5,467)
Exercise of stock options	1,060	2,048
Net cash used in financing activities	(136)	(3,419)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(9,179)	(8,938)

CASH AND CASH EQUIVALENTS
Beginning of period	56,950	54,231
End of period	$47,771	$45,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$331	$316
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION (the “Company”) designs, develops, manufacturers and markets mechanical locks, electro-mechanical locks, latches and related security/access control products for global automotive manufacturers. The accompanying financial statements reflect the consolidated results of the Company, located in Milwaukee, Wisconsin, and its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, both located in Juarez, Mexico.

In the opinion of management, the accompanying condensed balance sheet as of July 3, 2005, which has been derived from audited financial statements, and the unaudited interim condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the financial position of the Company as of October 2, 2005, and the results of operations and cash flows for the three month period then ended. All significant intercompany transactions have been eliminated. Interim financial results are not necessarily indicative of operating results for an entire year.

These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report.

Receivables
Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to the Company’s service and aftermarket business. The Company evaluates the collectibility of its receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of past due items, general economic conditions and the industry as a whole. The Company increased its allowance for doubtful accounts by $3.2 million as of October 2, 2005 in connection with the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. The $3.2 million represents the Company’s accounts receivable balance due from Delphi as of October 2, 2005. The Company has approximately an aggregate amount of $3.7 million of pre-petition bankruptcy accounts receivable due from Delphi Corporation, which it believes could be uncollectible. As further information becomes available, the Company may be required to record an additional reserve in the second fiscal quarter of 2006 for the remaining loss exposure.

Income Taxes
The provision for income taxes for the three months ended October 2, 2005 includes a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $595,000.

Earnings Per Share (EPS)
A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	October 2, 2005			September 26, 2004
	Net		Per-Share	Net		Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$1,740	3,746	$0.46	$3,624	3,805	$0.95
Stock Options		8			50
Diluted Earnings Per Share	$1,740	3,754	$0.46	$3,624	3,855	$0.94

At October 2, 2005, options to purchase 256,330 shares of common stock at a weighted-average exercise price of $58.92 were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. At September 26, 2004, options to purchase 80,000 shares of common stock at an exercise price of $76.70 were outstanding but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

Comprehensive Income
The following table presents the Company’s comprehensive income (in thousands):

	Three Months Ended
	October 2, 2005	September 26, 2004
Net Income	$1,740	$3,624
Change in Cumulative Translation
Adjustments, net	15	(21)
Total Comprehensive Income	$1,755	$3,603

Stock Based Compensation
The Company maintains an omnibus stock incentive plan, which provides for the granting of stock options. The Board of Directors has designated 1,700,000 shares of the Company’s common stock available for grant under the plan. Options granted under the plan may not be issued with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors and expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant. Options vest 1 to 3 years after the date of grant.

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (‘SFAS’), No. 123(R), “Share Based Payments,” which changed the accounting for equity compensation programs. Under SFAS No. 123(R), companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award. As allowed by SFAS 123 and SFAS 148, the Company previously elected to follow APB Opinion No. 25 in accounting for its stock option plan. Under APB Opinion 25, no compensation cost was recognized prior to fiscal 2006 as the exercise price of all options granted under this plan was equal to or exceeded the market price of the underlying stock on the grant date. In accordance with the effective date, the Company implemented the provisions of SFAS 123(R) on July 4, 2005, which was the beginning of the Company’s current fiscal quarter.

The effect of applying the expense recognition provisions of SFAS 123(R) on income before provision for income taxes, net income and basic and diluted earnings per share for the three months ended October 2, 2005 is presented below (in thousands, except per share amounts):

	As Reported	Change From Applying Provisions of SFAS 123(R)	Pro Forma
Income Before Provision for Income Taxes	$1,818	$209	$2,027
Provision for Income taxes	$78	$77	$155
Net Income	$1,740	$132	$1,872
Basic Earnings Per Share	$0.46	$0.04	$0.50
Diluted Earnings Per Share	$0.46	$0.04	$0.50

    The effect of applying the provisions of SFAS 123(R) on cash flow from operations and cash flow from financing activities was not material for the three months ended October 2, 2005.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules was amortized on a straight line basis over the vesting period for the entire award.

As of October 2, 2005, there was $1.5 million of total unrecognized compensation cost related to nonvested options granted under the plan. This cost is expected to be recognized over a weighted average period of 1 year.

    Prior to fiscal 2006, the Company accounted for its stock-based compensation plan using the intrinsic value method. Accordingly, no compensation cost related to this plan was charged against earnings during the three months ended September 26, 2004. Had compensation cost for this plan been determined using the fair value method rather than the intrinsic value method, the pro forma impact on earnings per share would have been as follows (in thousands, except per share amounts):

Three Months Ended
September 26, 2004
Net Income as Reported	$3,624
Less Compensation Expense Determined
Under Fair Value Method, net of tax	(188)
Pro Forma Net Income	$3,436
Basic EPS as Reported	$0.95
Pro Forma Basic EPS	$0.90

Diluted EPS as Reported	$0.94
Pro Forma Diluted EPS	$0.90

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

    The Company also sponsors a post-retirement health care plan for all U.S. associates hired prior to June 2, 2001. The Company recognizes the expected cost of retiree health care benefits for substantially all U.S. associates during the years that the associates render service. The postretirement health care plan is unfunded.

    The following table summarizes the net periodic benefit cost recognized for each of the periods indicated:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$635	$546	$58	$73
Interest cost	981	871	123	148
Expected return on plan assets	(1,247)	(1,049)	-	-
Amortization of prior service cost	5	2	(95)	2
Amortization of unrecognized net loss	318	48	132	63
Amortization of net transition asset	-	(12)	-	-
Net periodic benefit cost	$692	$406	$218	$286

    The Company contributed $6 million to the qualified pension plan during the quarter ended October 2, 2005. The Company contributed $5 million to the qualified pension plan during the quarter ended September 26, 2004. No additional contributions are anticipated to be made during the remainder of fiscal 2006.

Item  2
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the Company’s accompanying Financial Statements and Notes thereto and the Company’s 2005 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended October 2, 2005 compared to the three months ended September 26, 2004

Net sales for the three months ended October 2, 2005 were $44.8 million compared to net sales of $44.6 million for the three months ended September 26, 2004. Overall sales to the Company’s largest customers decreased slightly in the current quarter compared to the prior year quarter levels. Sales to General Motors Corporation were $8.2 million in the current quarter compared to $11.4 million in the prior year quarter due to a combination of discontinued models and lower levels of production on certain vehicles. Sales to Delphi Corporation were $6.2 million compared to $6.8 million due to pre-programmed price reductions and lower levels of production. Sales to Ford Motor Company were $6.6 million compared to $7.5 million, due to price reductions and lower vehicle production. Sales to DaimlerChrysler Corporation increased significantly during the quarter to $14.6 million compared to $11.0 million due to a more favorable vehicle content mix. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $1.6 million compared to $1.2 million due to higher vehicle production volumes. Sales to new customers contributed to the overall sales increase for the current quarter compared to the prior year quarter.

Gross profit as a percentage of net sales was 21.8 percent in the current quarter compared to 24.2 percent in the prior year quarter. The decrease is primarily attributed to higher purchased material costs for brass, zinc and magnesium along with an unfavorable Mexican peso to U.S. dollar exchange rate. The average zinc price per pound increased to $0.64 in the current quarter compared to $0.48 in the prior year quarter. The average brass price per pound increased to $2.28 in the current quarter from $1.87 in the prior year quarter. During the current quarter, the Company used an average of approximately 730,000 pounds of zinc per month and an average of approximately 120,000 pounds of brass per month. Increased magnesium costs resulted in increased purchased component costs of approximately $150,000 in the current quarter. The inflation rate in Mexico for the 12 months ended September 2005 was approximately 4 percent while the U.S. dollar/Mexican peso exchange rate decreased to approximately 10.7 pesos to the dollar in the current period from approximately 11.4 pesos to the dollar in the prior year period.

Normal engineering, selling and administrative expenses were relatively consistent between quarters with expenses of $5.3 million in the current quarter compared to $5.2 million in the prior year quarter.

The provision for bad debts of $3.2 million in the current quarter is a charge to increase the Company’s reserve for the uncollectible trade accounts receivable related to the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. The Company has an aggregate of approximately $3.7 million of pre-petition bankruptcy accounts receivable due from Delphi Corporation, which it believes could be uncollectible. As further information becomes available, the Company may be required to record an additional reserve in the second fiscal quarter of 2006 for the remaining loss exposure.

During the quarter, the Company adopted Statement of Financial Accounting Standards (‘SFAS’), No. 123(R), “Share Based Payments,” to recognize stock-based compensation expense in its financial statements. Compensation expense of $209,000 was recognized during the current quarter. Prior to adoption, no stock-based compensation expense was reflected in the income statement.

Income from operations decreased to $1.3 million in the current quarter from $5.6 million in the prior year quarter. The decrease is the result of the increase in the provision for bad debts and the reduction in the gross margin as discussed above.

The effective income tax rate for the current quarter was 4.3 percent compared to 37.0 percent in the prior year quarter. The current quarter income tax provision includes a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $595,000. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

The Company used cash from operating activities of $7.5 million during the three months ended October 2, 2005 compared to $4.7 million during the three months ended September 26, 2004. The increased use of cash from operating activities is primarily due to the change in operating assets and liabilities, including a larger increase in trade account receivable in the current quarter compared to the prior year quarter and a slight decrease in the LIFO inventory balance during the current quarter compared to a $2.8 million increase in the prior year quarter.

The increase in the trade account receivable balance during the current quarter is the result of a reduced balance at the beginning of the quarter. The balance at the beginning of the quarter was reduced by normally scheduled July 2005 payments from two major customers, which were received during fiscal 2005. The July 2004 payments from these customers were received in the prior year quarter. The current quarter balance was also impacted by the $3.2 million increase in the Company’s reserve for the uncollectible trade account receivable related to the filing for Chapter 11 bankruptcy protection by Delphi Corporation.

The LIFO inventory balance decreased slightly during the current quarter compared to an increase of $2.8 million during the prior year quarter. The LIFO inventory balances at the beginning of the current quarter were increased due to the build-up of inventory banks in preparation of a potential strike by the Company’s unionized associates at the Milwaukee facility. The contract with the unionized associates expired June 26, 2005. A new contract was ratified and is effective through June 29, 2008. The inventory banks were reduced during the current quarter. The reduction in inventory banks were offset by a build-up of inventory in support of production shipment requirements related to new model year launches. The increase in the LIFO inventory balance during the prior year quarter was the result of a build-up of inventory in support of production shipment requirements related to new model year launches.

Contributions to the Company’s qualified pension plan were $6 million in the current quarter and $5 million in the prior year quarter.

Capital expenditures during the three months ended October 2, 2005, were $1.6 million compared to $698,000 during the three months ended September 26, 2004. The Company anticipates that capital expenditures will be approximately $6 million in fiscal 2006, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

The Board of Directors of the Company has authorized a stock repurchase program to buy back up to 3,439,395 outstanding shares of the Company’s common stock. A total of 3,151,087 shares have been repurchased as of October 2, 2005, at a cost of approximately $117.9 million. During the quarter ended October 2, 2005, 23,595 shares were repurchased at a cost of approximately $1.2 million. Additional repurchases may occur from time to time. Funding for the repurchases was provided by cash flow from operations.

The Company has a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2006. There were no outstanding borrowings under the Line of Credit at October 2, 2005 or September 26, 2004. Interest on borrowings under the Line of Credit are at varying rates based, at the Company’s option, on the London Interbank Offering Rate or the bank’s prime rate. The Company believes that the Line of Credit is adequate, along with cash flow from operations, to meet its anticipated capital expenditure, working capital and operating expenditure requirements.

     The Company has not been significantly impacted by inflationary pressures over the last several years, except for rising health care costs which have increased the Company’s cost of employee medical coverage, fluctuations in the market price of zinc, brass and magnesium and inflation in Mexico, which impacts the U.S. dollar costs of the Mexican operations. The Company does not hedge the Mexican peso exposure.

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

The investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a gain of approximately $73,000 in the current quarter and a loss of approximately $15,000 in the prior year quarter.

Critical Accounting Policies

The Company believes the following represents its critical accounting policies:

Pension and Post-Retirement Health Benefits - The determination of the obligation and expense for pension and post-retirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Notes to Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from these assumptions are accumulated and amortized over future periods. While the Company believes that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and post-retirement health obligations and the Company’s future expense.

Other Reserves - The Company has reserves such as an environmental reserve, an incurred but not reported claim reserve for self-insured health plans, a workers’ compensation reserve, an allowance for doubtful accounts related to trade accounts receivable and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgment with regard to risk exposure, ultimate liability and net realizable value. The Company believes such reserves are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

Risk Factors

The Company understands it is subject to the following risk factors based on its operations and the nature of the automotive industry in which it operates:

Loss of Significant Customers, Vehicle Content and Market Share - Sales to General Motors Corporation, Ford Motor Company, DaimlerChrysler  Corporation and Delphi Corporation represent approximately 82 percent of the Company’s annual sales. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Certain customer models may also be market tested annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on the Company’s existing and future revenues and net income.

The Company’s major customers also have significant underfunded legacy liabilities related to pension and post-retirement health care obligations. The future impact of these items along with a continuing decline in their North American automotive market share to the New Domestic Automotive Manufacturers (primarily the Japanese Automotive Manufacturers) may have a significant impact on the Company’s future sales and collectibility risks.

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

Foreign Operations - As discussed under Joint Ventures, the Company has joint venture investments in both Brazil and China. These operations are currently not material. However, as these operations expand, their success will depend, in part, on the Company’s and its partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

Currency Exchange Rate Fluctuations - The Company incurs a portion of its expenses in Mexican pesos. Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on the Company’s financial results.

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

Disruptions Due to Work Stoppages and Other Labor Matters - The Company’s major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by the Company’s customers or their suppliers could result in slow-downs or closures of assembly plants where the Company’s products are included in assembled vehicles. For example, strikes by the United Auto Workers led to a shut-down of most of General Motors Corporation’s North American assembly plants in June and July of 1998. A material work stoppage experienced by one or more of the Company’s customers could have an adverse effect on the Company’s business and its financial results. In addition, all production associates at the Company’s Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs by the Company as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with the unionized associates is effective through June 29, 2008. The Company may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in its other plants or other types of labor conflicts, any of which could have an adverse effect on the Company’s business and its financial results.

Environmental and Safety Regulations - The Company is subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of its manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company has an environmental management system that is ISO-14001 certified. The Company believes that its existing environmental management system is adequate and it has no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at the Company’s Milwaukee facility. The site was contaminated by a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985. This is being monitored in accordance with federal, state and local requirements. The Company does not currently anticipate any material adverse impact on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business and there is no assurance that material liabilities or changes could not arise.

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

     The Company is subject to foreign currency exchange rate exposure related to the U.S. dollar costs of its Mexican operations.

Item 4  Controls and Procedures

 As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds -

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized under the program, most recently in February 2005 when an additional 200,000 shares were authorized for repurchase. The program currently authorizes the repurchase of up to 3,439,395 shares of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.

Issuer Purchases of Equity Securities:
			Total Number Of	Maximum Number
	Total	Average	Shares Purchased	Of Shares that
	Number	Price	As Part of	May Yet be
	Of Shares	Paid Per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program	the Program
July 4, 2005 - August 7, 2005	-	$-	-	311,903
August 8, 2005 - September 4, 2005	22,695	50.61	22,695	289,208
September 5, 2005 - October 2, 2005	900	53.00	900	288,308
Total	23,595	$50.70	23,595	288,308

Item 3   Defaults Upon Senior Securities - None

Item 4   Submission of Matters to a Vote of Security Holders - None

Item 5   Other Information - None

Item 6   Exhibits -

3.1(3)	Amended and Restated Articles of Incorporation of the Company
3.2(2)	By-Laws of the Company
4.4	Promissory Note dated as of November 1, 2005 by and between the Company and M&I Bank
10.1(2)	STRATTEC SECURITY CORPORATION Stock Incentive Plan
10.17(2)	Form of Restricted Stock Grant Agreement
10.15(2)	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for
Executive Officers and Senior Managers
31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32.1 (1)	18 U.S.C. Section 1350 Certifications
 _______________________
(1)     This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
(2)      Incorporated by reference from the Form 8-K filed on October 7, 2005.
(3)      Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 4, 2005                                      By  /s/ Patrick J. Hansen
      Patrick J. Hansen
      Senior Vice President,
      Chief Financial Officer,
      Treasurer and Secretary
      (Principal Accounting and Financial Officer)