Form 10-Q
period 2006-01-01
STRATTEC SECURITY CORP
filed 2006-02-07
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES      X     NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer                     Accelerated filer      X             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES                NO      X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,744,224 shares outstanding as of January 1, 2006.

STRATTEC SECURITY CORPORATION
FORM 10-Q
January 1, 2006

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Defaults Upon Senior Securities	20
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Other Information	20
Item 6	Exhibits	20

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could.” These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers' products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

Three Months Ended		Six Months Ended
January 1,	December 26,	January 1,	December 26,
2006	2004	2006	2004

Net sales	$43,278	$48,436	$88,071	$93,027
Cost of goods sold	34,736	36,947	69,755	70,768

Gross profit	8,542	11,489	18,316	22,259

Engineering, selling and administrative
expenses	5,494	4,848	10,779	10,014
Provision for bad debts	-	43	3,200	40

Income from operations	3,048	6,598	4,337	12,205

Interest income	574	233	1,063	416
Other income, net	124	196	164	159

Income before provision for income taxes	3,746	7,027	5,564	12,780

Provision for income taxes	1,090	2,600	1,168	4,729

Net income	$2,656	$4,427	$4,396	$8,051

Earnings per share:
Basic	$0.71	$1.16	$1.17	$2.12
Diluted	$0.71	$1.15	$1.17	$2.09

Average Shares Outstanding:
Basic	3,744	3,806	3,745	3,806
Diluted	3,748	3,840	3,751	3,847

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	January 1,	July 3,
	2006	2005
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$55,168	$56,950
Receivables, net	20,588	26,053
Inventories -
Finished products	4,379	3,691
Work in process	4,436	5,171
Purchased materials	6,795	6,287
LIFO adjustment	(3,273)	(3,495)
Total inventories	12,337	11,654
Other current assets	11,244	10,030
Total current assets	99,337	104,687

Deferred income taxes	1,796	1,796
Investment in joint ventures	1,614	1,412
Other long-term assets	596	603
Property, plant and equipment	109,420	105,936
Less: accumulated depreciation	(79,772)	(76,344)
Net property, plant and equipment	29,648	29,592
	$132,991	$138,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,742	$17,218
Accrued Liabilities:
Payroll and benefits	5,395	7,679
Environmental reserve	2,688	2,701
Other	1,971	2,470
Total current liabilities	24,796	30,068

Accrued pension and postretirement obligations	11,471	16,271

Shareholders' equity:
Common stock, authorized 12,000,000 shares $.01 par value, issued 6,880,457 shares at January 1, 2006 and 6,856,237 shares at July 3, 2005	69	69
Capital in excess of par value	76,606	74,924
Retained earnings	149,664	145,268
Accumulated other comprehensive loss	(11,962)	(12,047)
Less: treasury stock, at cost (3,136,233 shares at January 1, 2006 and 3,113,004 shares at July 3, 2005)	(117,653)	(116,463)
Total shareholders' equity	96,724	91,751
	$132,991	$138,090

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	January 1, 2006	December 26, 2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,396	$8,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,632	3,681
Tax benefit from options exercised	61	672
Stock based compensation expense	560	-
Increase in allowance for doubtful accounts	3,200	-
Change in operating assets and liabilities:
Receivables	2,275	3,260
Inventories	(683)	(2,737)
Other assets	(1,192)	267
Accounts payable and accrued liabilities	(10,112)	(12,269)
Other, net	65	224
Net cash provided by operating activities	2,202	1,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(50)	(75)
Purchase of property, plant and equipment	(3,840)	(2,020)
Proceeds received on sale of property, plant and equipment	22	-
Net cash used in investing activities	(3,868)	(2,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,196)	(6,254)
Exercise of stock options	1,080	3,132
Net cash used in financing activities	(116)	(3,122)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,782)	(4,068)

CASH AND CASH EQUIVALENTS
Beginning of period	56,950	54,231
End of period	$55,168	$50,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,861	$3,746
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets mechanical locks, electro-mechanical locks, latches and related security/access control products for global automotive manufacturers. The accompanying financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, located in Milwaukee, Wisconsin, and its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, both located in Juarez, Mexico.

In the opinion of management, the accompanying condensed balance sheet as of July 3, 2005, which has been derived from audited financial statements, and the unaudited interim condensed financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2005 Annual Report.

Certain reclassifications have been made to the 2005 interim financial statements to conform to the 2006 presentation.

Receivables
Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. We evaluate the collectibility of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of past due items, general economic conditions and the industry as a whole. The allowance for doubtful accounts was increased by $3.2 million during the six months ended January 1, 2006 in connection with the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. The $3.2 million represents the amount of our accounts receivable balance due from Delphi which we believe could be uncollectible.

Income Taxes
The provision for income taxes for the three months ended January 1, 2006 includes a favorable foreign tax adjustment related to our Mexican subsidiaries of $296,000. The provision for income taxes for the six months ended January 1, 2006 includes this favorable foreign tax adjustment as well as a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $595,000.

Earnings Per Share (EPS)
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards. A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	January 1, 2006			December 26, 2004
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$2,656	3,744	$0.71	$4,427	3,806	$1.16
Dilutive Effect of Employee Stock Options		4			34
Diluted Earnings Per Share	$2,656	3,748	$0.71	$4,427	3,840	$1.15

Six Months Ended
January 1, 2006	December 26, 2004
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$4,396	3,745	$1.17	$8,051	3,806	$2.12
Dilutive Effect of Employee Stock Options		6			41
Diluted Earnings Per Share	$4,396	3,751	$1.17	$8,051	3,847	$2.09

As of January 1, 2006, options to purchase 250,330 shares of common stock at a weighted-average exercise price of $58.99 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of December 26, 2004, options to purchase 62,540 shares of common stock at a weighted-average exercise price of $75.73 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income
Comprehensive income is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
Net Income	$2,656	$4,427	$4,396	$8,051
Change in Cumulative Translation Adjustments, net	70	115	85	94
Total Comprehensive Income	$2,726	$4,542	$4,481	$8,145

Stock Based Compensation
We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Awards that expire or are cancelled without delivery of shares generally become available for re-issuance under the plan. We issue new shares to satisfy stock option exercises and the vesting of restricted stock.

Nonqualified and incentive stock options have been granted to our officers and specified employees under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by a committee of the Board of Directors. The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 3 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by a committee of the Board of Directors at the time the shares are granted. In October 2005, restricted stock was granted to our officers and specified employees. The restricted stock so granted vests 3 years after the date of grant.

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (‘SFAS’) No. 123(R), “Share Based Payments,” which changed the accounting for equity compensation programs. Under SFAS No. 123(R), companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award. As allowed by SFAS 123 and SFAS 148, we previously elected to follow APB Opinion No. 25 in accounting for our stock option plan. Under APB Opinion 25, no compensation cost was recognized prior to fiscal 2006 because the exercise price of all options granted under this plan was equal to or exceeded the market price of the underlying stock on the grant date. In accordance with the effective date, we implemented the provisions of SFAS 123(R) on July 4, 2005, which was the beginning of our current fiscal year.

The effect of applying the expense recognition provisions of SFAS 123(R) for stock option and restricted stock grants on income before provision for income taxes, net income and basic and diluted earnings per share is presented below (in thousands, except per share amounts):

	Three Months Ended January 1, 2006
	Change From Applying Provisions of SFAS 123(R)
	As Reported	Stock Options	Restricted Stock	Pro Forma
Income Before Provision for Income Taxes	$3,746	$314	$37	$4,097
Provision for Income taxes	$1,090	$116	$14	$1,220
Net Income	$2,656	$198	$23	$2,877
Basic Earnings Per Share	$0.71	$0.05	$0.01	$0.77
Diluted Earnings Per Share	$0.71	$0.05	$0.01	$0.77

	Six Months Ended January 1, 2006
	Change From Applying Provisions of SFAS 123(R)
	As Reported	Stock Options	Restricted Stock	Pro Forma
Income Before Provision for Income Taxes	$5,564	$523	$37	$6,124
Provision for Income taxes	$1,168	$194	$14	$1,376
Net Income	$4,396	$329	$23	$4,748
Basic Earnings Per Share	$1.17	$0.09	$0.01	$1.27
Diluted Earnings Per Share	$1.17	$0.09	$0.01	$1.27

The effect of applying the provisions of SFAS 123(R) for stock option grants on cash flow from operations and cash flow from financing activities was not material for the three or six month periods ended January 1, 2006.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight line basis over the vesting period for the entire award. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight line basis over the vesting period.

A summary of stock option activity under the plan for the six months ended January 1, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Balance, July 3, 2005	281,860	$54.80
Granted	40,000	$61.22
Exercised	(24,220)	$43.30
Expired	(4,000)	$53.18
Forfeited	(7,500)	$59.19
Balance, January 1, 2006	286,140	$56.58	4.7	$151
Exercisable, January 1, 2006	130,350	$52.49	3.8	$151

    The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004
Intrinsic Value of Options Exercised	$-	$741	$188	$1,983
Fair Value of Stock Options Vesting	$-	$-	$969	$470

    A summary of restricted stock activity under the plan for the six months ended January 1, 2006 is as follows:

Weighted Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested Balance, July 3, 2005	-	-
Granted	9,900	$51.24
Vested	-	-
Forfeited	-	-
Nonvested Balance, January 1, 2006	9,900	$51.24

    As of January 1, 2006, there was $1.2 million of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 11 months. As of January 1, 2006, there was $419,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

Cash received from stock option exercises during the six months ended January 1, 2006 was $1.0 million. The income tax benefits from stock option exercises during the six months ended January 1, 2006 was $62,000.

Prior to fiscal 2006, we accounted for our stock-based compensation plan using the intrinsic value method. Accordingly, no compensation cost related to this plan was charged against earnings during the three and six month periods ended December 26, 2004. Had compensation cost for this plan been determined using the fair value method rather than the intrinsic value method, the pro forma impact on earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	December 26, 2004	December 26, 2004
Net Income as Reported	$4,427	$8,051
Less Compensation Expense Determined
Under Fair Value Method, net of tax	(269)	(494)
Pro Forma Net Income	$4,158	$7,557
Basic EPS as Reported	$1.16	$2.12
Pro Forma Basic EPS	$1.09	$1.99

Diluted EPS as Reported	$1.15	$2.09
Pro Forma Diluted EPS	$1.09	$1.97

Pension and Other Post-retirement Benefits
We have a noncontributory defined benefit pension plan covering substantially all U.S. associates. Benefits are based on years of service and final average compensation. Our policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. We have a noncontributory supplemental executive retirement plan (SERP), which is a nonqualified defined benefit plan. The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a rabbi trust with M&I Trust Company. We also sponsor a post-retirement health care plan for all U.S. associates hired prior to June 2, 2001. The expected cost of retiree health care benefits is recognized during the years that the associates who are covered under the plan render service. In June, 2005, amendments were made to the postretirement plan including a change in the number of years of allowed benefit and a change in the medical plan providing the benefit coverage. The maximum number of years of benefit was reduced from 10 to 5 for bargaining unit associates retiring after June 27, 2005 and for non-bargaining unit associates retiring after October 1, 2005. Effective September 1, 2005, coverage under the plan was based on a market driven plan, which entails a high deductible medical plan with a health reimbursement account. The postretirement health care plan is unfunded. The following table summarizes the net periodic benefit cost recognized for each of the periods indicated:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$635	$546	$58	$73
Interest cost	981	871	122	148
Expected return on plan assets	(1,248)	(1,049)	-	-
Amortization of prior service cost	5	2	(94)	2
Amortization of unrecognized net loss	320	48	132	63
Amortization of net transition asset	-	(12)	-	-
Net periodic benefit cost	$693	$406	$218	$286

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,270	$1,092	$116	$146
Interest cost	1,962	1,742	245	296
Expected return on plan assets	(2,495)	(2,098)	-	-
Amortization of prior service cost	10	4	(189)	4
Amortization of unrecognized net loss	638	96	264	126
Amortization of net transition asset	-	(24)	-	-
Net periodic benefit cost	$1,385	$812	$436	$572

Contributions made to the qualified pension plan during the six months ended January 1, 2006 totaled $6 million. Contributions to the qualified plan during the six months ended December 26, 2004 totaled $8 million. No additional contributions are anticipated to be made during the remainder of fiscal 2006.

Item 2
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Financial Statements and Notes thereto and our 2005 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended January 1, 2006 compared to the three months ended December 26, 2004

Net sales for the three months ended January 1, 2006 were $43.3 million compared to net sales of $48.4 million for the three months ended December 26, 2004. Based on the timing of our quarter end and a one week holiday shutdown, the current quarter included 12 customer shipping weeks while the prior year quarter included 13 shipping weeks. The impact of one less week of customer shipments during the current quarter reduced sales by approximately $2.4 million. Overall sales to our largest customers decreased in the current quarter compared to the prior year quarter levels. Sales to DaimlerChrysler Corporation increased slightly during the current quarter to $13.1 million compared to $12.8 million due to favorable vehicle content mix. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $1.3 million compared to $1.0 million due to higher vehicle production volumes and increased product content. Sales to Ford Motor Company were $6.8 million compared to $8.5 million due to price reductions, discontinued models and lower levels of vehicle production. Sales to General Motors Corporation were $7.9 million compared to $10.8 million due to a combination of price reductions, discontinued models and lower levels of production on General Motors full-sized SUV’s. These reduced production levels were due to the change-over to new models and inventory balancing on certain other vehicles. Sales to Delphi Corporation were $7.1 million compared to $8.0 million due to pre-programmed price reductions and lower levels of production.

Gross profit as a percentage of net sales was 19.7 percent in the current quarter compared to 23.7 percent in the prior year quarter. The decline is primarily attributed to lower production volumes, higher purchased material costs for brass, zinc and magnesium and a less favorable Mexican peso to U.S. dollar exchange rate affecting our Mexican operations. The average zinc price per pound increased to $0.77 in the current quarter compared to $0.59 in the prior year quarter. During the current quarter an average of approximately 730,000 pounds of zinc was used per month. This resulted in increased zinc costs of approximately $395,000. The average brass price per pound increased to $2.49 in the current quarter from $1.92 in the prior year quarter. During the current quarter an average of approximately 110,000 pounds of brass was used per month. This resulted in increased brass costs of approximately $188,000. Increased magnesium costs resulted in increased purchased component costs of approximately $50,000 in the current quarter. The inflation rate in Mexico for the 12 months ended December 2005 was approximately 3 percent and increased costs approximately $140,000. The U.S. dollar/Mexican peso exchange rate decreased to approximately 10.6 pesos to the dollar in the current period from approximately 11.3 pesos to the dollar in the prior year period. This resulted in increased costs related to our Mexican operations of approximately $290,000.

Engineering, selling and administrative expenses were $5.5 million in the current quarter, compared to $4.8 million in the prior year quarter. The increased expenses are primarily the result of recognizing stock based compensation expense and increased engineering development costs.  At the beginning of the current fiscal year, we adopted Statement of Financial Accounting Standards (‘SFAS’), No. 123(R), “Share Based Payments,” to recognize stock-based compensation expense in our financial statements. Compensation expense of $351,000 was recognized during the current quarter in connection with adoption of SFAS No. 123(R). Prior to adoption, no stock-based compensation expense was reflected in the statement of income.

Income from operations decreased to $3.0 million in the current quarter from $6.6 million in the prior year quarter. The decrease is primarily the result of the reduction in net sales and the decline in the gross margin as discussed above.

The effective income tax rate for the current quarter was 29.1 percent compared to 37.0 percent in the prior year quarter. The current quarter income tax provision includes a favorable foreign tax adjustment related to the operation of our Mexican subsidiaries of $296,000

Six months ended January 1, 2006 compared to the six months ended December 26, 2004

Net sales for the six months ended January 1, 2006 were $88.1 million compared to net sales of $93.0 million for the six months ended December 26, 2004. Based on the timing of our fiscal December month end and a one week holiday shutdown, the current period included 25 customer shipping weeks while the prior year period included 26 shipping weeks. The impact of one less week of customer shipments during the current period reduced sales by approximately $2.4 million. Overall sales to our largest customers decreased in the current period compared to the prior year period levels. Sales to DaimlerChrysler Corporation increased during the current period to $27.7 million compared to $23.7 million due to favorable vehicle content mix. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $2.9 million compared to $2.2 million due to higher vehicle production volumes and increased product content. Sales to Ford Motor Company were $13.4 million compared to $15.6 million due to price reductions, discontinued models and lower levels of vehicle production. Sales to General Motors Corporation were $16.1 million compared to $22.2 million due to a combination of price reductions, discontinued models and lower levels of production on General Motors full-sized SUV’s. These reduced production levels were due to the change-over to new models and inventory balancing on certain other vehicles. Sales to Delphi Corporation were $13.3 million compared to $14.8 million due to pre-programmed price reductions and lower levels of production.

Gross profit as a percentage of net sales was 20.8 percent in the current period compared to 23.9 percent in the prior year period. The decline is primarily attributed to lower production volumes, higher purchased material costs for brass, zinc and magnesium and a less favorable Mexican peso to U.S. dollar exchange rate affecting our Mexico operations. The average zinc price per pound increased to $0.71 in the current period compared to $0.58 in the prior year period. During the current period an average of approximately 790,000 pounds of zinc was used per month. This resulted in increased zinc costs of approximately $615,000. The average brass price per pound increased to $2.38 in the current period from $1.89 in the prior year period. During the current period an average of approximately 110,000 pounds of brass was used per month. This resulted in increased brass costs of approximately $325,000. Increased magnesium costs resulted in increased purchased component costs of approximately $200,000 in the current period. The inflation rate in Mexico for the 12 months ended December 2005 was approximately 3 percent and increased costs approximately $275,000. The U.S. dollar/Mexican peso exchange rate decreased to approximately 10.6 pesos to the dollar in the current period from approximately 11.4 pesos to the dollar in the prior year period. This resulted in increased costs related to our Mexican operations of approximately $645,000.

Engineering, selling and administrative expenses were $10.8 million in the current period compared to $10.0 million in the prior year period. The increased expenses are primarily the result of recognizing stock based compensation expense and increased engineering development costs.  At the beginning of the current fiscal year, we adopted Statement of Financial Accounting Standards (‘SFAS’), No. 123(R), “Share Based Payments,” to recognize stock-based compensation expense in our financial statements. Compensation expense of $560,000 was recognized during the current period in connection with adoption of SFAS 123(R). Prior to adoption, no stock-based compensation expense was reflected in the statement of income.

The provision for bad debts of $3.2 million in the current period is a charge to increase our allowance for uncollectible trade accounts receivable. This increase is in connection with the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. The $3.2 million represents the amount of our accounts receivable balance due from Delphi which we believe could be uncollectible.

Income from operations decreased to $4.3 million in the current period from $12.2 million in the prior year period. The decrease is primarily the result of the increase in the provision for bad debts and the decline in net sales and gross margin as discussed above.

The effective income tax rate for the current period was 21.0 percent compared to 37.0 percent in the prior year period. The current period income tax provision includes a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $595,000. The current period also includes a favorable foreign tax adjustment related to the operation of our Mexican subsidiaries of $296,000

Liquidity and Capital Resources

Cash flow generated from operating activities was $2.2 million during the six months ended January 1, 2006 compared to $1.1 million during the six months ended December 26, 2004. Contributions to the qualified pension fund totaled $6 million in the current year period compared to $8 million in the prior year period. Approximately $3.2 million of trade accounts receivable was not collected during the current period due to the filing for Chapter 11 bankruptcy protection by Delphi Corporation. This was mostly offset by accelerating payment terms with Delphi Corporation for all shipments subsequent to the bankruptcy filing.

The decrease in the trade accounts receivable balance during the current period is the result of reduced sales and accelerated payment terms with Delphi Corporation for all shipments subsequent to the bankruptcy filing. The receivable from Delphi Corporation totaled $860,000 at January 1, 2006, after consideration of the $3.2 million increase in the allowance for uncollectible trade accounts receivable. The receivable from Delphi Corporation totaled $3.6 million at July 3, 2005.

The LIFO inventory balance increased slightly during the current period compared to an increase of $2.7 million during the prior year period. The LIFO inventory balances at the beginning of the current period had increased due to the build-up of inventory banks in preparation for a potential strike by unionized associates at our Milwaukee facility. The contract with the unionized associates expired June 26, 2005. A new contract was ratified without a work interruption and is effective through June 29, 2008. The relatively large inventory banks that were in place at the beginning of the current fiscal year required a smaller build-up of additional inventory in support of production shipment requirements related to new model year launches as compared to the prior year period.

Capital expenditures during the six months ended January 1, 2006, were $3.8 million compared to $2.0 million during the six months ended December 26, 2004. We anticipate that capital expenditures will be approximately $7 million in fiscal 2006, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back up to 3,439,395 outstanding shares of our common stock. A total of 3,151,087 shares have been repurchased as of January 1, 2006, at a cost of approximately $117.9 million. No shares were purchased during the quarter ended January 1, 2006. During the six months ended January 1, 2006, 23,595 shares were repurchased at a cost of approximately $1.2 million. Funding for the repurchases was provided by cash flow from operations. Additional repurchases may occur from time to time and are expected to be funded by cash flow from operations.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2006. There were no outstanding borrowings under the Line of Credit at January 1, 2006 or December 26, 2004. Interest on borrowings under the Line of Credit are at varying rates based on the London Interbank Offering Rate or the bank’s prime rate. We believe that the Line of Credit is adequate, along with cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

      We have not been significantly impacted by inflationary pressures over the last several years, except for rising health care costs which have increased our cost of employee medical coverage, fluctuations in the market price of zinc, brass and magnesium and inflation in Mexico, which impacts the U.S. dollar costs of the Mexican operations. We do not hedge the Mexican peso exposure.

Joint Ventures

On November 28, 2000, we signed certain Alliance Agreements with E. WITTE Verwaltungsgesellschaft GmbH, and its operating unit, WITTE-Velbert GmbH & Co. KG (“WITTE”). WITTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier. WITTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. The WITTE-STRATTEC Alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC in North America, and the manufacture, distribution and sale of our products by WITTE in Europe. Additionally, a joint venture company (“WITTE-STRATTEC LLC”) - in which each company originally held a 50 percent interest - was established to seek opportunities to manufacture and sell both companies’ products in areas of the world outside of North America and Europe.  The November 28, 2000 Alliance Agreements were replaced with new agreements as of July 12, 2005 which extended the term of the original agreements, and included certain modifications to their provisions.

In November 2001, WITTE-STRATTEC do Brasil, a joint venture formed between WITTE-STRATTEC LLC and Ifer Estamparia e Ferramentaria Ltda. was formed to service customers in South America. On March 1, 2002, WITTE-STRATTEC China was formed and in April 2004, WITTE-STRATTEC Great Shanghai Co. was formed. WITTE-STRATTEC China and WITTE-STRATTEC Great Shanghai Co. are joint ventures between WITTE-STRATTEC LLC and a unit of Elitech Technology Co. Ltd. of Taiwan and are the base of operations to service our automotive customers in the Asian market.

   Effective January 1, 2006, agreements were signed among WITTE, STRATTEC and ADAC Plastics, Inc. (“ADAC”) making ADAC a member of the Alliance and WITTE-STRATTEC LLC. ADAC manufactures engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes. Moreover, the name of WITTE-STRATTEC LLC was subsequently changed to Vehicle Access Systems Technologies LLC (“VAST LLC”). WITTE and STRATTEC each hold a 40 percent interest and ADAC holds a 20 percent interest in VAST LLC.

The investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a gain of approximately $117,000 in the six months ended January 1, 2006 and a loss of approximately $55,000 in the six months ended December 26, 2004.

Critical Accounting Policies

We believe the following represent our critical accounting policies:

Pension and Post-Retirement Health Benefits - The determination of the obligation and expense for pension and post-retirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Notes to Financial Statements of the 2005 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from these assumptions are accumulated and amortized over future periods. While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and post-retirement health obligations and future expense.

Other Reserves - We have reserves such as an environmental reserve, an incurred but not reported claim reserve for self-insured health plans, a workers’ compensation reserve, an allowance for doubtful accounts related to trade accounts receivable and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgment with regard to risk exposure, ultimate liability and net realizable value. We believe such reserves are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

Stock Based Compensation - We account for stock based compensation in accordance with SFAS No. 123(R), “Share Based Payments.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share based awards at the grant date requires judgment, including estimating future volatility of our stock. In addition, judgment is also required in estimating the amount of share based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock based compensation expense and our results of operations could be materially impacted.

Risk Factors

We understand we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

        Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share - Sales to General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation and Delphi Corporation represent approximately 82 percent of our annual sales. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Certain customer models may also be market tested annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on our existing and future revenues and net income.

Our major customers also have significant underfunded legacy liabilities related to pension and post-retirement health care obligations. The future impact of these items along with a continuing loss in their North American automotive market share to the "New Domestic" automotive manufacturers (primarily the Japanese automotive manufacturers) may have a significant impact on our future sales and collectibility risks. For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection. As a result, we increased our allowance for uncollectible trade accounts receivable by $3.2 million during our quarter ended October 2, 2005. This directly reduced our pre-tax net income for that period.

Cost Reduction - There is continuing pressure from our major customers to reduce the prices we charge for our products. This requires us to generate cost reductions, including reductions in the cost of components purchased from outside suppliers. If we are unable to generate sufficient production cost savings in the future to offset programmed price reductions, our gross margin and profitability will be adversely affected.

Cyclicality and Seasonality in the Automotive Market - The automotive market is highly cyclical and is dependent on consumer spending and to a certain extent on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production could adversely impact our revenues and net income. We typically experience decreased revenue and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

    Foreign Operations - As discussed under Joint Ventures, we have joint venture investments in both Brazil and China. These operations are currently not material. However, as these operations expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

Currency Exchange Rate Fluctuations - We incur a portion of our expenses in Mexican pesos. Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on our financial results.

Sources of and Fluctuations in Market Prices of Raw Materials - Our primary raw materials are high-grade zinc, brass, magnesium, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results.

Disruptions Due to Work Stoppages and Other Labor Matters - Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by the United Auto Workers led to a shut-down of most of General Motors Corporation’s North American assembly plants in June and July of 1998. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with the unionized associates is effective through June 29, 2008. We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results.

Environmental and Safety Regulations - We are subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We have an environmental management system that is ISO-14001 certified. We believe that our existing environmental management system is adequate and we have no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility. The site was contaminated by a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985. This is being monitored in accordance with federal, state and local requirements. We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.

    Highly Competitive Automotive Supply Industry - The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger than us and have greater financial and technology capabilities. Our products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased revenues and profitability. Some of our major customers have also announced that they will be reducing their supply base. This could potentially result in the loss of these customers and consolidation within the supply base. The loss of any of our major customers could have a material adverse effect on our existing and future revenues and net income.

In addition, our competitive position in the North American automotive component supply industry could be adversely affected in the event that we are unsuccessful in making strategic acquisitions, alliances or establishing joint ventures that would enable us to expand globally. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models by our major customers. New model development generally begins two to five years prior to the marketing of such new models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results. In addition, as a result of relatively long lead times for many of our components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sale of existing products. Finally, we may incur significant product development expense in preparing to meet anticipated customer requirements which may not be recovered.

Program Volume and Pricing Fluctuations - We incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles. While we attempt to establish the price of our products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, our revenues and net income may be adversely affected. We cannot predict our customers’ demands for the products we supply either in the aggregate or for particular reporting periods.

Investments in Customer Program Specific Assets - We make investments in machinery and equipment used exclusively to manufacture products for specific customer programs. This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets and have a material adverse effect on our financial results.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which would expose us to significant market risk. We have not had outstanding borrowings since December 1997. We have been in an investment position since this time and expect to remain in an investment position for the foreseeable future. There is therefore no significant exposure to market risk for changes in interest rates.

We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our Mexican operations.

Item 4  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports that we file with or submit to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1     Legal Proceedings -

    In the normal course of business, we may be involved in various legal proceedings from time to time. We do not believe we are currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on our financial statements.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Security Holders -

At our Annual Meeting held on October 4, 2005, the shareholders voted to elect Michael J. Koss as a director for a term to expire in 2008. The number of votes cast for and withheld in the election were 3,299,490 and 142,320, respectively. Directors whose term continued after the meeting include Harold M. Stratton and Robert Feitler each with a term expiring in 2006 and Frank J. Krejci with a term expiring in 2007.

The shareholders also voted to approve an amendment to the STRATTEC SECURITY CORPORATION Stock Incentive Plan to allow for the annual grant of up to 10,000 shares of restricted stock under the terms of the Stock Incentive Plan, to reduce the number of leveraged stock options (LSOs) that may be granted in any year from 80,000 to 40,000 and to increase the number of shares of Common Stock authorized for issuance under the Stock Incentive Plan from 1,600,000 to 1,700,000. The number of votes cast for, against and abstained in the approval of the amendment were 2,542,627, 449,537 and 449,646, respectively.

Item 5    Other Information - None

Item 6    Exhibits

(a)   Exhibits
3.1(1)   Amended and Restated Articles of Incorporation of the Company
3.2(2)   By-Laws of the Company
10.1     STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan
                        10.2(2)  STRATTEC SECURITY CORPORATION Stock Incentive Plan
                        10.3(2)  Form of Restricted Stock Grant Agreement
                        10.4(2)  Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Executive Officers
                                        and Senior  Managers
31.1      Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2      Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (3)    18 U.S.C. Section 1350 Certifications
_________________
(1)    Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.
(2)    Incorporated by reference from the Form 8-K filed on October 7, 2005.
(3)    This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 7, 2006    By /s/ Patrick J. Hansen
       Patrick J. Hansen
       Senior Vice President,
       Chief Financial Officer,
       Treasurer and Secretary
       (Principal Accounting and Financial Officer)