Form 10-Q
period 2006-04-02
STRATTEC SECURITY CORP
filed 2006-05-11
CIK 933034

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES      X        NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer  ____           Accelerated filer        X                    Non-accelerated filer   ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES                  NO     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,700,657 shares outstanding as of April 2, 2006.

STRATTEC SECURITY CORPORATION
FORM 10-Q
April 2, 2006

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under ‘Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005

Net sales	$46,575	$46,102	$134,646	$139,129

Cost of goods sold	37,453	35,892	107,208	106,660

Gross profit	9,122	10,210	27,438	32,469

Engineering, selling and administrative expenses	5,467	4,822	16,246	14,836
Provision (recovery) for doubtful accounts, net	(1,578)	-	1,622	40

Income from operations	5,233	5,388	9,570	17,593

Interest income	670	326	1,733	742
Other income (expense), net	408	(50)	572	109

Income before provision for income taxes	6,311	5,664	11,875	18,444

Provision for income taxes	2,195	1,933	3,363	6,662

Net income	$4,116	$3,731	$8,512	$11,782

Earnings per share:
Basic	$1.11	$0.98	$2.28	$3.10
Diluted	$1.10	$0.98	$2.27	$3.07

Average Shares Outstanding:
Basic	3,722	3,798	3,737	3,803
Diluted	3,725	3,815	3,742	3,836

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	April 2, 2006	July 3, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,264	$56,950
Receivables, net	24,156	26,053
Inventories-
Finished products	3,306	3,691
Work in process	4,009	5,171
Purchased materials	4,563	6,287
LIFO adjustment	(3,166)	(3,495)
Total inventories	8,712	11,654
Other current assets	11,753	10,030
Total current assets	106,885	104,687

Deferred income taxes	1,796	1,796
Investment in joint ventures	1,636	1,412
Other long-term assets	593	603

Property, plant and equipment	109,808	105,936
Less: accumulated depreciation	(81,162)	(76,344)
Net property, plant and equipment	28,646	29,592

	$139,556	$138,090
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,981	$17,218
Accrued Liabilities:
Payroll and benefits	5,401	7,679
Environmental reserve	2,687	2,701
Other	3,391	2,470
Total current liabilities	28,460	30,068

Accrued pension and postretirement obligations	11,896	16,271

Shareholders' equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,880,457 shares at April 2, 2006 and 6,856,237 shares at July 3, 2005	69	69
Capital in excess of par value	76,912	74,924
Retained earnings	153,780	145,268
Accumulated other comprehensive loss	(12,115)	(12,047)
Less: treasury stock, at cost (3,179,800 shares at April 2, 2006 and 3,113,004 shares at July 3, 2005)	(119,446)	(116,463)
Total shareholders' equity	99,200	91,751

	$139,556	$138,090

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Nine Months Ended
	April 2, 2006	March 27, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,512	$11,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,389	5,440
Tax benefit from options exercised	61	949
Stock based compensation expense	861	-
Provision for doubtful accounts	1,622	40
Change in operating assets and liabilities:
Receivables	262	2,105
Inventories	2,942	(3,398)
Other assets	(1,740)	363
Accounts payable and accrued liabilities	(5,934)	(11,458)
Other, net	6	224
Net cash provided by operating activities	11,981	6,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(50)	(75)
Purchase of property, plant and equipment	(4,723)	(3,455)
Proceeds received on sale of property, plant and equipment	22	-
Net cash used in investing activities	(4,751)	(3,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,993)	(8,826)
Exercise of stock options	1,077	3,435
Net cash used in financing activities	(1,916)	(5,391)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,314	(2,874)

CASH AND CASH EQUIVALENTS
Beginning of period	56,950	54,231
End of period	$62,264	$51,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,057	$4,957
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches and related access control products for North American automotive customers, and for global automotive manufacturers through the VAST Alliance in which it participates with WITTE Automotive of Velbert, Germany and ADAC Plastics, Inc. of Grand Rapids, Michigan. STRATTEC’s history in the automotive business spans more than 95 years. The accompanying financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, located in Milwaukee, Wisconsin, and its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, both located in Juarez, Mexico.

In the opinion of management, the accompanying condensed consolidated balance sheet as of July 3, 2005, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany transactions have been eliminated.

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

Receivables
Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. We evaluate the collectibility of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of past due items, general economic conditions and the industry as a whole. The allowance for doubtful accounts was increased by $3.2 million during the six months ended January 1, 2006 in connection with the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. During the three months ended April 2, 2006, approximately $3.4 million of pre-petition Chapter 11 accounts receivable was sold to a third party for $1.78 million. As a result, a recovery of doubtful accounts of $1.58 million is reflected in the operating results for the three months ended April 2, 2006.

Income Taxes
The provision for income taxes for the three months ended April 2, 2006 includes a favorable state income tax adjustment. The adjustment, net of the Federal income tax impact, was $140,000. The provision for income taxes for the nine months ended April 2, 2006 includes a favorable foreign tax adjustment related to the operations of our Mexican subsidiaries of $296,000 as well as a state refund claim recovery and state income tax adjustment, net of the Federal income tax impact of $735,000.

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

	Three Months Ended
	April 2, 2006			March 27, 2005
		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share	$4,116	3,722	$1.11	$3,731	3,798	$0.98
Dilutive Effect of Employee Stock
Options		3			17
Diluted Earnings Per Share	$4,116	3,725	$1.10	$3,731	3,815	$0.98

	Nine Months Ended
	April 2, 2006			March 27, 2005
		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share	$8,512	3,737	$2.28	$11,782	3,803	$3.10
Dilutive Effect of Employee Stock
Options		5			33
Diluted Earnings Per Share	$8,512	3,742	$2.27	$11,782	3,836	$3.07

As of April 2, 2006, options to purchase 274,740 shares of common stock at a weighted-average exercise price of $57.72 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of March 27, 2005, options to purchase 209,370 shares of common stock at a weighted-average exercise price of $65.27 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income
Comprehensive income is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Net Income	$4,116	$3,731	$8,512	$11,782
Change in Cumulative Translation
Adjustments, net	(153)	(57)	(68)	37
Total Comprehensive Income	$3,963	$3,674	$8,444	$11,819

Stock Based Compensation
We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be issued under the plan as of April 2, 2006 were 319,803.  Awards that expire or are cancelled without delivery of shares generally become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises and the vesting of restricted stock.

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

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (‘SFAS’) No. 123(R), “Share Based Payments,” which changed the accounting for equity compensation programs. Under SFAS No. 123(R), companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award. As allowed by SFAS 123 and SFAS 148, we previously elected to follow APB Opinion No. 25 in accounting for our stock option plan. Under APB Opinion 25, no compensation cost was recognized prior to fiscal 2006 because the exercise price of all options granted under this plan was equal to or exceeded the market price of the underlying shares of common stock on the grant date. In accordance with the effective date, we implemented the provisions of SFAS 123(R) on July 4, 2005, which was the beginning of our current fiscal year.

The effect of applying the expense recognition provisions of SFAS 123(R) for stock option and restricted stock grants on income before provision for income taxes, net income and basic and diluted earnings per share is presented below (in thousands, except per share amounts):

	Three Months Ended April 2, 2006
	Change From Applying
	Provisions of SFAS 123(R)
	As Reported	Stock Options	Restricted Stock	Pro Forma
Income Before Provision for Income Taxes	$6,311	$263	$38	$6,612
Provision for Income taxes	$2,195	$97	$14	$2,306
Net Income	$4,116	$166	$24	$4,306
Basic Earnings Per Share	$1.11	$0.04	$0.01	$1.16
Diluted Earnings Per Share	$1.10	$0.04	$0.01	$1.15

	Nine Months Ended April 2, 2006
	Change From Applying
	Provisions of SFAS 123(R)
	As Reported	Stock Options	Restricted Stock	Pro Forma
Income Before Provision for Income Taxes	$11,875	$786	$75	$12,736
Provision for Income taxes	$3,363	$291	$28	$3,682
Net Income	$8,512	$495	$47	$9,054
Basic Earnings Per Share	$2.28	$0.13	$0.01	$2.42
Diluted Earnings Per Share	$2.27	$0.13	$0.01	$2.41

The effect of applying the provisions of SFAS 123(R) for stock option grants on cash flow from operations and cash flow from financing activities was not material for the three or nine month periods ended April 2, 2006.

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

A summary of stock option activity under the plan for the nine months ended April 2, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in thousands)	Exercise Price	Term (years)	(in thousands)
Balance, July 3, 2005	281,860	$54.80
Granted	40,000	$61.22
Exercised	(24,220)	$43.30
Expired	(5,000)	$54.99
Forfeited	(7,500)	$59.19
Balance, April 2, 2006	285,140	$56.56	4.4	$119
Exercisable, April 2, 2006	136,850	$52.74	3.8	$119

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005
Intrinsic Value of Options Exercised	$-	$749	$188	$2,732
Fair Value of Stock Options Vesting	$103	$28	$1,072	$498

A summary of restricted stock activity under the plan for the nine months ended April 2, 2006 is as follows:
Weighted Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested Balance, July 3, 2005	-	-
Granted	9,900	$51.24
Vested	-	-
Forfeited	-	-
Nonvested Balance, April 2, 2006	9,900	$51.24

As of April 2, 2006, there was $963,000 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of .9 years. As of April 2, 2006, there was $381,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

Cash received from stock option exercises during the nine months ended April 2, 2006 was $1.0 million. The income tax benefits from stock option exercises during the nine months ended April 2, 2006 was $62,000.

Prior to fiscal 2006, we accounted for our stock-based compensation plan using the intrinsic value method. Accordingly, no compensation cost related to this plan was charged against earnings during the three and nine month periods ended March 27, 2005. Had compensation cost for this plan been determined using the fair value method rather than the intrinsic value method, the pro forma impact on earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	March 27, 2005	March 27, 2005

Net Income as Reported	$3,731	$11,782
Less Compensation Expense Determined
Under Fair Value Method, net of tax	(227)	(721)
Pro Forma Net Income	$3,504	$11,061
Basic EPS as Reported	$0.98	$3.10
Pro Forma Basic EPS	$0.92	$2.91

Diluted EPS as Reported	$0.98	$3.07
Pro Forma Diluted EPS	$0.92	$2.90

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

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$635	$545	$58	$74
Interest cost	981	871	123	147
Expected return on plan assets	(1,248)	(1,049)	-	-
Amortization of prior service cost	5	2	(95)	4
Amortization of unrecognized net loss	319	49	132	61
Amortization of net transition asset	-	(12)	-	-
Net periodic benefit cost	$692	$406	$218	$286

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 2, 2006	March 27, 2005	April 2, 2006	March 27, 2005
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,905	$1,637	$174	$220
Interest cost	2,943	2,613	368	443
Expected return on plan assets	(3,742)	(3,147)	-	-
Amortization of prior service cost	15	6	(283)	8
Amortization of unrecognized net loss	956	145	396	187
Amortization of net transition asset	-	(36)	-	-
Net periodic benefit cost	$2,077	$1,218	$655	$858

Contributions made to the qualified pension plan during the nine months ended April 2, 2006 totaled $6 million. Contributions to the qualified plan during the nine months ended March 27, 2005 totaled $8 million. No additional contributions are anticipated to be made during the remainder of fiscal 2006.

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

Analysis of Results of Operations

Three months ended April 2, 2006 compared to the three months ended March 27, 2005

Net sales for the three months ended April 2, 2006 were $46.6 million compared to net sales of $46.1 million for the three months ended March 27, 2005. Based on the timing of our quarter end and our annual Christmas - New Year one week holiday shutdown, the current quarter included 13 customer shipping weeks while the prior year quarter included 12 shipping weeks. The impact of one additional week of customer shipments during the current quarter increased sales by approximately $2.7 million. Sales to our largest customers overall remained flat in the current quarter compared to prior year levels. Sales to DaimlerChrysler Corporation increased significantly during the current quarter to $15.7 million compared to $13.1 million in the prior year quarter due to additional product content and higher production volumes. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $1.3 million in the current quarter compared to $1.1 million in the prior year quarter due to higher vehicle production volumes and product content. Sales to General Motors Corporation were $8.5 million in the current year quarter compared to $9.8 million in the prior year quarter due to a combination of price reductions, discontinued models and lower production volumes on certain General Motors vehicles. Sales to Delphi Corporation were $6.7 million in the current year quarter compared to $6.8 million in the prior year quarter due primarily to pre-programmed price reductions. Sales to Ford Motor Company were $6.9 million in the current year quarter compared to $8.3 million in the prior year quarter due to pre-programmed price reductions, discontinued models and generally lower Ford vehicle production volumes.

Gross profit as a percentage of net sales was 19.6 percent in the current quarter compared to 22.1 percent in the prior year quarter. The decline is primarily attributed to higher purchased material costs for brass and zinc along with a less favorable Mexican peso to U.S. dollar exchange rate affecting our Mexican operations. The average zinc price per pound increased to $1.01 in the current quarter compared to $0.61 in the prior year quarter. During the current quarter approximately 2.3 million pounds of zinc were used. This resulted in increased zinc costs of approximately $920,000 in the current quarter over the prior year quarter. The average brass price per pound increased to $2.78 in the current quarter from $1.92 in the prior year quarter. During the current quarter approximately 370,000 pounds of brass were used. This resulted in increased brass costs of approximately $318,000 in the current year quarter over the prior year quarter. The inflation rate in Mexico for the 12 months ended March 2006 was approximately 3 percent and increased our operating costs by approximately $130,000 in the current year quarter over the prior year quarter. The U.S. dollar/Mexican peso exchange rate decreased to approximately 10.65 pesos to the dollar in the current period from approximately 11.20 pesos to the dollar in the prior year period. This resulted in increased costs related to our Mexican operations of approximately $230,000.

Engineering, selling and administrative expenses were $5.5 million in the current quarter, compared to $4.8 million in the prior year quarter. The increase during the current quarter was attributed to higher spending in new product development and recognizing stock based compensation expense. At the beginning of the current fiscal year, we adopted Statement of Financial Accounting Standards (‘SFAS’), No. 123(R), “Share Based Payments,” to recognize stock-based compensation expense in our financial statements. Compensation expense of $301,000 was recognized during the current quarter in connection with adoption of SFAS No. 123(R). Prior to adoption, no stock-based compensation expense was reflected in our condensed consolidated statements of income.

The recovery of doubtful accounts of $1.6 million in the current period reflects the sale of approximately $3.4 million of pre-petition Chapter 11 accounts receivable due from Delphi Corporation to a third party for $1.8 million. The allowance for doubtful accounts was increased by $3.2 million during the six months ended January 1, 2006 in connection with Delphi Corporation’s filing for Chapter 11 bankruptcy protection. As a result of the sale, a recovery of doubtful accounts of $1.6 million is reflected in the operating results for the quarter ended April 2, 2006.

Income from operations decreased to $5.2 million in the current quarter from $5.4 million in the prior year quarter. The decrease resulting from the decline in our gross margin and an increase in our operating expenses was mostly offset by the recovery of doubtful accounts as discussed above.

The effective income tax rate for the current quarter was 34.8 percent compared to 34.1 percent in the prior year quarter. The current quarter income tax provision includes a favorable state income tax adjustment, net of a Federal income tax impact, of $140,000. The prior year quarter income tax provision also includes a state refund claim recovery. The claim recovery net of the Federal income tax impact was $162,000.

Nine months ended April 2, 2006 compared to the nine months ended March 27, 2005

Net sales for the nine months ended April 2, 2006 were $134.6 million compared to net sales of $139.1 million for the nine months ended March 27, 2005. Overall sales to our largest customers decreased in the current period compared to the prior year period levels. Sales to DaimlerChrysler Corporation increased significantly during the current period to $43.4 million compared to $36.8 million in the prior year period due to additional product content and higher production volumes. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $4.2 million in the current year period compared to $3.4 million in the prior year period due to higher vehicle production volumes and increased product content. Sales to Ford Motor Company were $20.3 million in the current year period compared to $23.8 million in the prior year period due to pre-programmed price reductions, discontinued models and generally lower Ford vehicle production volumes. Sales to General Motors Corporation were $24.6 million in the current year period compared to $32.0 million in the prior year period due to a combination of price reductions, discontinued models and lower production volumes on certain General Motors vehicles. Sales to Delphi Corporation were $20.0 million in the current year period compared to $21.6 million in the prior year period due primarily to pre-programmed price reductions and lower levels of production.

Gross profit as a percentage of net sales was 20.4 percent in the current period compared to 23.3 percent in the prior year period. The decline is primarily attributed to lower production volumes, higher purchased material costs for brass, zinc and magnesium and a less favorable Mexican peso to U.S. dollar exchange rate affecting our Mexican operations. The average zinc price per pound increased to $0.80 in the current period compared to $0.54 in the prior year period. During the current period approximately 6.7 million pounds of zinc were used. This resulted in increased zinc costs of approximately $1.7 million in the current year period over the prior year period. The average brass price per pound increased to $2.49 in the current period from $1.89 in the prior year period. During the current period approximately 1.1 million pounds of brass were used. This resulted in increased brass costs of approximately $660,000 in the current year period over the prior year period. Increased magnesium costs resulted in increased purchased component costs of approximately $120,000 in the current period over the prior year period. The inflation rate in Mexico for the 12 months ended March 2006 was approximately 3 percent and increased operating costs by approximately $405,000 in the current year period over the prior year period. The U.S. dollar/Mexican peso exchange rate decreased to approximately 10.65 pesos to the dollar in the current period from approximately 11.30 pesos to the dollar in the prior year period. This resulted in increased costs related to our Mexican operations of approximately $800,000 in the current year period over the prior year period.

Engineering, selling and administrative expenses were $16.2 million in the current period compared to $14.8 million in the prior year period. The increase during the current period was attributed to higher spending in new product development and recognizing stock based compensation expense. At the beginning of the current fiscal year, we adopted Statement of Financial Accounting Standards (‘SFAS’), No. 123(R), “Share Based Payments,” to recognize stock-based compensation expense in our financial statements. Compensation expense of $861,000 was recognized during the current period in connection with adoption of SFAS No. 123(R). Prior to adoption, no stock-based compensation expense was reflected in our condensed consolidated statements of income.

The provision for bad debts of $1.6 million in the current period reflects a write-off of uncollectible pre-petition Chapter 11 accounts receivable due from Delphi Corporation. During the current quarter, approximately $3.4 million of pre-petition Chapter 11 accounts receivable due from Delphi Corporation were sold to a third party for $1.8 million.

Income from operations decreased to $9.6 million in the current period from $17.6 million in the prior year period. This decrease is primarily the result of the increase in the provision for bad debts, the decline in net sales and gross margin and the increase in operating expenses as discussed above.

The effective income tax rate for the current period was 28.3 percent compared to 36.1 percent in the prior year period. The current period income tax provision includes a state refund claim recovery and a favorable state income tax adjustment. The claim recovery and tax adjustment, net of the Federal income tax impact, was $735,000. The current period also includes a favorable foreign tax adjustment related to the operation of our Mexican subsidiaries of $296,000.

Liquidity and Capital Resources

Cash flow generated from operating activities was $12.0 million during the nine months ended April 2, 2006 compared to $6.0 million during the nine months ended March 27, 2005. Contributions to the qualified pension fund totaled $6 million in the current year period compared to $8 million in the prior year period. Stemming from the sales to a third party, approximately $1.6 million of pre-petition Chapter 11 accounts receivable due from Delphi Corporation was recovered during the current period increasing cash flow from operations. In addition, accelerated payment terms with Delphi Corporation for all shipments subsequent to the bankruptcy filing and reduced inventory balances during the period resulted in increased cash flow from operations.

The LIFO inventory balance decreased $2.9 million during the current year period compared to an increase of $3.4 million during the prior year period. The LIFO inventory balances at the beginning of the current year period had increased due to the build-up of inventory banks in preparation for a potential strike by unionized associates at our Milwaukee facility. The contract with the unionized associates expired June 26, 2005. A new contract was ratified without a work interruption and is effective through June 29, 2008. The relatively large inventory banks that were in place at the beginning of the current fiscal year required a smaller build-up of additional inventory in support of production shipment requirements related to new model year launches as compared to the prior year period.

Capital expenditures during the nine months ended April 2, 2006, were $4.7 million compared to $3.5 million during the nine months ended March 27, 2005. We anticipate that capital expenditures will be approximately $6 million in fiscal 2006, primarily in support of requirements for new product programs and the upgrade and replacement of existing equipment.

    Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  On February 16, 2006, the Board of Directors increased the number of shares authorized under the program by 200,000 shares.  Shares authorized under the program totaled 3,639,395 at April 2, 2006. A total of 3,194,887 shares have been repurchased as of April 2, 2006, at a cost of approximately $118.4 million. During the quarter ended April 2, 2006, 43,800 shares were repurchased at a cost of approximately $1.8 million. During the nine months ended April 2, 2006, 67,395 shares were repurchased at a cost of approximately $3.0 million. Subsequent to the end of the current quarter, 51,400 additional shares were repurchased at a cost of approximately $1.8 million. Funding for the repurchases was provided by cash flow from operations. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2006. There were no outstanding borrowings under the Line of Credit at April 2, 2006 or March 27, 2005. Interest on borrowings under the Line of Credit are at varying rates based on the London Interbank Offering Rate or the bank’s prime rate. We believe that the Line of Credit is adequate, along with cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

We have not been significantly impacted by inflationary pressures over the last several years, except for rising health care costs which have increased our cost of employee medical coverage, fluctuations in the market price of zinc, brass and magnesium and inflation in Mexico, which impacts the U.S. dollar costs of our Mexican operations. We do not hedge against our Mexican peso exposure.

Joint Ventures

On November 28, 2000, we signed certain Alliance Agreements with E. WITTE Verwaltungsgesellschaft GmbH, and its operating unit, WITTE-Velbert GmbH & Co. KG (“WITTE”). WITTE, of Velbert, Germany, is a privately held, QS 9000 and VDA 6.1 certified automotive supplier. WITTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. The WITTE-STRATTEC Alliance provided a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC in North America, and the manufacture, distribution and sale of our products by WITTE in Europe. Additionally, a joint venture company (“WITTE-STRATTEC LLC”) - in which each company originally held a 50 percent interest - was established to seek opportunities to manufacture and sell both companies’ products in areas of the world outside of North America and Europe. The November 28, 2000 Alliance Agreements were replaced with new agreements as of July 12, 2005 which extended the term of the original agreements, and included certain modifications to their provisions.

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

Effective January 1, 2006, agreements were signed among WITTE, STRATTEC and ADAC Plastics, Inc. (“ADAC”) making ADAC a member of the various Alliance agreements described above and of WITTE-STRATTEC LLC. ADAC manufactures engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes. Moreover, the name of WITTE-STRATTEC LLC was subsequently changed to Vehicle Access Systems Technologies LLC (“VAST LLC”). WITTE and STRATTEC each hold a 40 percent interest and ADAC holds a 20 percent interest in VAST LLC.

The investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a gain of approximately $140,000 during the nine months ended April 2, 2006 and a loss of approximately $75,000 during the nine months ended March 27, 2005.

Critical Accounting Policies

We believe the following represent our critical accounting policies:

Pension and Post-Retirement Health Benefits - The determination of the obligation and expense for pension and post-retirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Notes to Financial Statements included within our 2005 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from these assumptions are accumulated and amortized over future periods. While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect our pension and post-retirement health obligations and future expense.

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

Risk Factors

We understand we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share - Sales to General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation and Delphi Corporation represent approximately 82 percent of our annual sales. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be market tested annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on our existing and future revenues and net income.

Our major customers also have significant underfunded legacy liabilities related to pension and post-retirement health care obligations. The future impact of these items along with a continuing loss in their North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) may have a significant impact on our future sales and collectibility risks. For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection. As a result, we wrote-off $1.6 million of uncollectible pre-petition Chapter 11 accounts receivable due from Delphi Corporation. This directly reduced our pre-tax net income during fiscal 2006.

Cost Reduction - There is continuing pressure from our major customers to reduce the prices we charge for our products. This requires us to generate cost reductions, including reductions in the cost of components purchased from outside suppliers. If we are unable to generate sufficient production cost savings in the future to offset pre-programmed price reductions, our gross margin and profitability will be adversely affected.

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

Highly Competitive Automotive Supply Industry - The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger than STRATTEC and have greater financial and technology capabilities. Our products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased revenues and profitability. Some of our major customers have also announced that they will be reducing their supply base. This could potentially result in the loss of these customers and consolidation within the supply base. The loss of any of our major customers could have a material adverse effect on our existing and future revenues and net income.

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

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds -

 The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized under the program, most recently in February 2006 when an additional 200,000 shares was authorized for repurchase. The program currently authorizes the repurchase of up to 3,639,395 shares of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.

Issuer Purchases of Equity Securities
	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program

Period

January 2, 2006-February 5, 2006	15,200	$42.86	15,200	273,108
February 6, 2006-March 5, 2006	15,700	$41.43	15,700	457,408
March 6, 2006-April 2, 2006	12,900	$38.32	12,900	444,508
Total	43,800	$41.01	43,800	444,508

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
________________
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

Date: May 11, 2006                      By   /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)