Form 10-K
period 2006-07-02
STRATTEC SECURITY CORP
filed 2006-08-29
CIK 933034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 2, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-25150
STRATTEC SECURITY CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1804239

(State of Incorporation)	(I.R.S. Employer Identification No.)
3333 West Good Hope Road, Milwaukee, WI 53209
(Address of principal executive offices)
(414) 247-3333
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405. ☐Yes  ☑No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of January 1, 2006 (the last business day of the Registrant’s most recently completed second quarter), was approximately $148,457,000 (based upon the last reported sale price of the Common Stock at January 1, 2006, on the NASDAQ Global Market).
On August 6, 2006, there were outstanding 3,617,351 shares of $.01 par value Common Stock.

Documents Incorporated by Reference

Part of the Form 10-K
Document	into which incorporated
Portions of the Annual Report to Shareholders for the fiscal year ended July 2, 2006.	I, II, IV

Portions of the Proxy Statement dated August 29, 2006, for the Annual Meeting of Shareholders to be held on October 3, 2006.	III
PROSPECTIVE INFORMATION
A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2006 Annual Report to Shareholders and the Company’s Proxy Statement, dated August 29, 2006, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could.” These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-K. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.
The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under ‘Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006 Annual Report to Shareholders, which is incorporated herein by reference in Item 1A and in the Company’s other filings with the Securities and Exchange Commission.
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

PART I
Item 1. Business
The information set forth under “Company Description” which appears on pages 5 through 9 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under “Notes to Financial Statements-Export Sales” included on page 32 of the Company’s 2006 Annual Report to Shareholders, which is incorporated herein by reference.
Emerging Technologies
Automotive vehicle access systems, which are both theft deterrent and end user friendly, are being developed as mechanical-electrical devices. Electronic companies are developing user identification systems such as bio-systems, card holder (transmitter) systems, etc., while locks and door latches are evolving to accommodate the electronics. This will result in more secure vehicles and eventually passive entry and passive start. The Company believes it is positioning itself as a vehicle security system supplier by building its product, engineering and manufacturing expertise in the required electro-mechanical products, which include vehicle access latches, keys with assembled remote entry electronic systems, and passive entry systems.
Innovations in alternative materials could eliminate the need for grease and hexavalent chromium, reduce mass and offer potential cost reductions for suppliers and original equipment manufacturers.
These technologies benefit the Company by increasing the potential customer base as a tier 2 supplier while attaining tier 1 status on some product lines and adding additional product line availability.
Sources and Availability of Raw Materials
The primary raw materials used by the Company are high-grade zinc, brass, magnesium, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included on page 16 of the Company’s 2006 Annual Report to Shareholders, which is incorporated herein by reference.
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

Dependence Upon Significant Customers
A very significant portion of the Company’s annual sales are to General Motors Corporation, Delphi Corporation, Ford Motor Company, and DaimlerChrysler Corporation. These four customers accounted for approximately 80 percent, 82 percent and 81 percent of the Company’s total net sales in each fiscal year 2006, 2005 and 2004, respectively. Further information regarding sales to the Company’s largest customers is set forth under “Loss of Significant Customers, Vehicle Content and Market Share” included on page 16 of the Company’s 2006 Annual Report to Shareholders and “Notes to Financial Statements-Sales and Receivable Concentration” included on page 32 of the Company’s 2006 Annual Report to Shareholders, both of which are incorporated herein by reference.
The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers’ ability to produce and sell vehicles which utilize the Company’s products. The Company has enjoyed relationships with General Motors Corporation, DaimlerChrysler Corporation, Ford Motor Company, and Delphi Corporation in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company’s financial performance. The Company has added resources and increased its emphasis on the New Domestic and the Tier 1 customer base.
Due primarily to the economic pressures affecting Mitsubishi, they have informed the Company that they intend to consolidate the purchase of their lockset requirements with their Japanese supplier for the 2007 model year. As a result, in fiscal 2007, supply of production requirements to Mitsubishi will continue on a limited basis. Mitsubishi represented approximately 3.0 percent and 2.4 percent of the Company’s fiscal 2006 and 2005 sales, respectively.
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
The typical process used by automotive manufacturers in selecting a lock, lock housing or latch supplier is to offer the business opportunity to the Company and several of the Company’s competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, the price is fixed for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year. Product run releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a “Just-in-Time” supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.
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
The Company’s lockset and housing competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech Valeo, Methode, Shin Chang, and Pollak. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included on page 17 of the Company’s 2006 Annual Report to Shareholders, which is incorporated herein by reference.
Research and Development
The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvement. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2006, 2005, and 2004, the Company spent approximately $2,200,000, $2,000,000, and $1,600,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company’s interests resulting from these activities.
Customer Tooling
The Company incurs costs related to tooling used in component production and assembly. See the information set forth under “Notes to Financial Statements-Customer Tooling in Progress” included on pages 22 and 23 of the Company’s 2006 Annual Report to Shareholders, which is incorporated herein by reference.
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
As discussed in “Notes to Financial Statements-Commitments and Contingencies” included on page 27 of the Company’s 2006 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from an above-ground solvent storage tank located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.
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
Employees
At July 2, 2006, the Company had approximately 1,900 full-time employees, of which approximately 278 or 15% percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility. In June 2005, a new contract with the unionized associates was ratified and is effective through June 29, 2008. During June 2001, there was a 16-day strike by the represented employees at the Company’s Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors-Disruptions Due to Work Stoppages and Other labor Matters” included on pages 16 and 17 of the Company’s 2006 Annual Report to Shareholders, which is incorporated herein by reference.

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
Item 1A. Risk Factors
The information set forth under “Risk Factors” which appears on pages 16 through 17 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.
Item 1B. Unresolved Staff Comments
Not Applicable
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized under the program, most recently in February 2006 when an additional 200,000 shares was authorized for repurchase. The program currently authorizes the repurchase of up to 3,639,395 shares of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through July 2, 2006, a total of 3,258,487 shares have been repurchased at a cost of approximately $122.0 million.

Issuer Purchases of Equity Securities:

	Total	Average	Total Number	Maximum Number
	Number	Price	Of Shares Purchased	Of Shares that May
	Of Shares	Paid Per	As Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
April 3, 2006 – May 7, 2006	51,400	$35.28	51,400	393,108
May 8, 2006 – June 4, 2006	—	—	—	393,108
June 5, 2006 – July 2, 2006	12,200	$40.99	12,200	380,908

Total	63,600	$36.38	63,600	380,908
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “STRT.” The information set forth in the “Financial Summary-Quarterly Financial Data” section appearing on page 36 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.
The information set forth under “Notes to Financial Statements-Line of Credit” included on page 27 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.
Item 6. Selected Financial Data
The information set forth under “Five Year Financial Summary” which appears on page 36 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth under “Management’s Discussion and Analysis” which appears on pages 11 through 17 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company did not hold any market risk sensitive instruments during the period covered by this report.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of Grant Thornton LLP dated August 22, 2006, the report of management on internal control over financial reporting and the report of Grant Thornton LLP on internal control over financial reporting dated August 22, 2006, which appear on pages 18 through 35 of the Company’s 2006 Annual Report to Shareholders, are incorporated herein by reference.
Our quarterly results of operations is included under “Financial Summary-Quarterly Financial Data” (unaudited) which appears on page 36 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The report of management required under this Item 9a is included on page 33 of the Company’s 2006 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.
The attestation report required under this Item 9a is included on page 34 of the Company’s 2006 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
Item 9B. Other Information
On August 22, 2006, the Company’s Board of Directors amended the Economic Value Added (“EVA”) Plan for Executive Officers and Senior Managers (the “EVA Plan”), the purpose of which is to provide incentive compensation to certain key employees, including all executive officers, in a form which relates the financial reward to an increase in the value of the Company to its shareholders. A Copy of the amended EVA Plan is attached hereto as an exhibit and is incorporated herein by reference.
The EVA Plan was amended to provide that those persons designated as “Executive Officers” under the EVA Plan shall not be entitled to receive a bonus in any plan year in which no bonuses are paid to participants in the Company’s Economic Value Added Bonus Plan for Salaried Employees or the Company’s Economic Value Added Bonus Plan for Represented Employee Associates. Instead, such amounts are added to, and are subject to, the Executive Officer’s at risk “Bonus Bank,” as described in the terms of the EVA Plan.
In addition to the foregoing amendment, the EVA Plan was amended to make certain clerical changes and changes to ensure certain payments made under the EVA Plan comply with the requirements of section 409A of the Internal Revenue Code of 1986, as amended.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information on pages 2, 6, 9, 10, and 12 of the Company’s Proxy Statement, dated August 29, 2006, under “Proposal: Election of Directors,” “Code of Business Ethics,” “Audit Committee Financial Expert,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of three outside independent Directors, Michael J. Koss, Audit Committee Chairman, Robert Feitler and Frank J. Krejci.
Item 11. Executive Compensation
The information on pages 9, 10 and 18 through 22 of the Company’s Proxy Statement, dated August 29, 2006, under “Compensation of Directors” and “Executive Compensation” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information on pages 11 and 12 of the Company’s Proxy Statement, dated August 29, 2006, under “Security Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes share information, as of July 2, 2006, for the Company’s Stock Incentive Plan.

	Number of		Number of
	common shares to be		common shares
	issued upon exercise	Weighted-average	available for future
	of outstanding	exercise price of	issuance under
	options,	outstanding options,	equity
Plan Category	warrants, and rights	warrants, and rights	compensation plans
Equity compensation plans approved by shareholders	283,530	$56.53	311,813
Equity compensation plans not approved by shareholders	—	—	—

Total	283,530	$56.53	311,813

Item 13. Certain Relationships and Related Transactions
The information on pages 18 through 22 of the Company’s Proxy Statement, dated August 29, 2006, under “Executive Compensation” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information on pages 8 and 9 of the Company’s Proxy Statement, dated August 29, 2006, under “Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)(i)	Financial Statements — The following financial statements of the Company, included on pages 18 through 35 of the Company’s 2006 Annual Report to Shareholders, are incorporated by reference in Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — as of July 2, 2006 and July 3, 2005

Consolidated Statements of Income — years ended July 2, 2006, July 3, 2005 and June 27, 2004

Consolidated Statements of Shareholders’ Equity — years ended July 2, 2006, July 3, 2005 and June 27, 2004

Consolidated Statements of Cash Flows — years ended July 2, 2006, July 3, 2005 and June 27, 2004

Notes to Financial Statements

(2)	Financial Statement Schedule

All schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

(3)	Exhibits. See “Exhibit Index” beginning on page 12.
(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.
(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION

By:	/s/ Harold M. Stratton II
Harold M. Stratton II
Chairman, President and Chief Executive Officer
Date: August 29, 2006
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold M. Stratton II	Chairman, President, Chief Executive	August 22, 2006
Harold M. Stratton II	Officer, and Director
(Principal Executive Officer)

/s/ Frank J. Krejci	Director	August 22, 2006
Frank J. Krejci

/s/ Michael J. Koss	Director	August 22, 2006
Michael J. Koss

/s/ Robert Feitler	Director	August 22, 2006
Robert Feitler

/s/ David R. Zimmer	Director	August 22, 2006
David R. Zimmer

/s/ Patrick J. Hansen	Senior Vice President, Chief	August 22, 2006
Patrick J. Hansen	Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

Exhibit
3.1 (2)	Amended and Restated Articles of Incorporation of the Company	*

3.2 (10)	By-laws of the Company	*

4.1 (11)	Promissory Note dated November 1, 2005 by and between the Company and M&I Bank	*

10.1 (10) **	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan	*

10.2 (10) **	Form of Restricted Stock Grant Agreement	*

10.3 (3) (4) (5) (6)(8)(9) **	Employment Agreements between the Company and the identified executive officers	*

10.4 (1) (3) (4)(5) (6)(8)(9) **	Change In Control Agreements between the Company and the identified executive officers	*

10.5 **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive Officers and Senior Managers

10.6 (6) **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Non-employee Members of the Board of Directors	*

10.7 (12) **	Amended STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*

13	Annual Report to Shareholders for the year ended July 2, 2006

21 (7)	Subsidiaries of the Company	*

23.1	Consent of Independent Registered Public Accounting Firm dated August 22, 2006

31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (13)	18 U.S.C. Section 1350 Certifications

*	Previously filed

**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.

(2)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

(3)	Incorporated by reference from the June 27, 1999 Form 10-K filed on September 17, 1999.

(4)	Incorporated by reference from the July 1, 2001 Form 10-K filed on September 4, 2001.

(5)	Incorporated by reference from the June 30, 2002 Form 10-K filed on August 28, 2002.

(6)	Incorporated by reference from the June 29, 2003 Form 10-K filed on August 28, 2003.

(7)	Incorporated by reference from the June 27, 2004 Form 10-K filed on August 27, 2004.

(8)	Incorporated by reference from the September 26, 2004 Form 10-Q filed on November 2, 2004.

(9)	Incorporated by reference from the March 27, 2005 Form 10-Q filed on April 29, 2005.

(10)	Incorporated by reference from the Form 8-K filed on October 7, 2005.

(11)	Incorporated by reference from the October 2, 2005 Form 10-Q filed on November 4, 2005.

(12)	Incorporated by reference from the January 1, 2006 Form 10-Q filed on February 7, 2006.

(13)	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.