Form 10-Q
period 2006-10-01
STRATTEC SECURITY CORP
filed 2006-11-03
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

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

Common stock, par value $0.01 per share: 3,552,603 shares outstanding as of October 1, 2006.

STRATTEC SECURITY CORPORATION
FORM 10-Q
October 1, 2006

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission.

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

Item 1  Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	October 1, 2006	October 2, 2005
	(unaudited)

Net sales	$38,050	$44,793
Cost of goods sold	32,768	35,019
Gross profit	5,282	9,774
Engineering, selling and administrative expenses	5,056	5,285
Provision for bad debts	-	3,200
Income from operations	226	1,289
Interest income	922	489
Other income, net	28	40
Income before provision for income taxes	1,176	1,818
Provision for income taxes	435	78
Net income	$741	$1,740

Earnings per share:
Basic	$0.21	$0.46
Diluted	$0.21	$0.46
Average Shares Outstanding:
Basic	3,598	3,746
Diluted	3,600	3,754

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	October 1, 2006	July 2, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$64,417	$65,712
Receivables, net	19,815	25,357
Inventories -
Finished products	3,530	2,937
Work in process	4,530	5,401
Purchased Materials	5,086	5,802
LIFO adjustment	(4,837)	(4,803)
Total inventories	8,309	9,337
Other current assets	10,670	10,468
Total current assets	103,211	110,874
Investment in joint ventures	2,272	2,202
Prepaid pension obligations	8,725	7,602
Other long-term assets	193	197

Property, plant and equipment	109,202	108,871
Less: accumulated depreciation	(82,256)	(81,107)
Net property, plant and equipment	26,946	27,764
	$141,347	$148,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,236	$17,701
Accrued Liabilities:
Payroll and benefits	5,344	5,475
Environmental reserve	2,683	2,683
Other	3,058	3,667
Total current liabilities	24,321	29,526
Deferred income taxes	4,266	4,266
Accrued postretirement obligations	4,667	4,572

Shareholders' equity:
Common stock, authorized 12,000,000 shares $.01 par value, issued 6,880,457 shares at October 1, 2006 and July 2, 2006	69	69
Capital in excess of par value	77,373	77,175
Retained earnings	158,486	157,745
Accumulated other comprehensive loss	(2,757)	(2,958)
Less: treasury stock, at cost (3,327,854 shares at October 1, 2006 and 3,243,177 shares at July 2, 2006)	(125,078)	(121,756)
Total shareholders' equity	108,093	110,275
	$141,347	$148,639

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	October 1, 2006	October 2, 2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$741	$1,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,749	1,824
Tax benefit from options exercised	-	61
Stock based compensation expense	193	209
Provision for bad debts	-	3,200
Change in operating assets and liabilities:
Receivables	5,575	(6,829)
Inventories	1,028	106
Other assets	(1,263)	489
Accounts payable and accrued liabilities	(5,206)	(8,179)
Other, net	99	(84)
Net cash provided by (used in) operating activities	2,916	(7,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(915)	(1,580)
Proceeds received on sale of property, plant and equipment	21	-
Net cash used in investing activities	(894)	(1,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3,326)	(1,196)
Exercise of stock options and employee stock purchases	9	1,060
Net cash used in financing activities	(3,317)	(136)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,295)	(9,179)

CASH AND CASH EQUIVALENTS
Beginning of period	65,712	56,950
End of period	$64,417	$47,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$891	$331
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches and related access control products for North American automotive customers, and for global automotive manufacturers through the VAST Alliance in which we participate with WITTE Automotive of Velbert, Germany and ADAC Plastics, Inc. of Grand Rapids, Michigan. STRATTEC’s history in the automotive business spans nearly 100 years. The accompanying financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, located in Milwaukee, Wisconsin, and its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, both located in Juarez, Mexico. Equity investments for which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

In the opinion of management, the accompanying condensed consolidated balance sheet as of July 2, 2006, which has been derived from our audited financial statements, and the unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2006 Annual Report.

Certain reclassifications have been made to the 2006 interim financial statements to conform to the 2007 presentation.

Receivables
Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. We evaluate the collectibility of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of past due items, general economic conditions and the industry as a whole. The allowance for doubtful accounts was increased by $3.2 million during the three months ended October 2, 2005 in connection with the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. During the three months ended April 2, 2006, approximately $3.4 million of pre-petition Chapter 11 accounts receivable was sold to a third party for $1.78 million.

Income Taxes
The provision for income taxes for the three months ended October 2, 2005 includes a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $595,000.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation will be effective for STRATTEC beginning in our 2008 fiscal year. The impact on our financial statements has yet to be determined.

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

	Three Months Ended
	October 1, 2006			October 2, 2005

	Net	Weighted Average	Per-Share	Net	Weighted Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$741	3,598	$0.21	$1,740	3,746	$0.46
Dilutive Effect of Employee Stock
Options		2			8
Diluted Earnings Per Share	$741	3,600	$0.21	$1,740	3,754	$0.46

As of October 1, 2006, options to purchase 245,820 shares of common stock at a weighted-average exercise price of $58.92 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of October 2, 2005, options to purchase 256,330 shares of common stock at a weighted-average exercise price of $58.92 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income
Comprehensive income is presented in the following table (in thousands):

	Three Months Ended
	October 1, 2006	October 2, 2005
Net Income	$741	$1,740
Change in Cumulative Translation
Adjustments, net	201	15
Total Comprehensive Income	$942	$1,755

Stock Based Compensation
We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of October 1, 2006 were 329,123. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises and the vesting of restricted stock.

Nonqualified and incentive stock options and restricted stock have been granted to our officers and specified employees under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by a committee of the Board of Directors. The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 3 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by a committee of the Board of Directors at the time the shares are granted. The shares of restricted stock granted vest 3 years after the date of grant.

We account for stock options and restricted stock issued under the plan in accordance with Statement of Financial Accounting Standards (‘SFAS’) No. 123(R), “Share Based Payments”. The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight line basis over the vesting period for the entire award. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight line basis over the vesting period.

A summary of stock option activity under the plan for the three months ended October 1, 2006 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Balance, July 2, 2006	283,530	$56.53
Granted	-	-
Exercised	-	-
Expired	(27,310)	$46.71
Forfeited	-	-
Balance, October 1, 2006	256,220	$57.58	4.3	$130
Exercisable, October 1, 2006	193,380	$56.58	3.9	$130

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three month periods presented is as follows (in thousands):

	Three Months Ended
	October 1,	October 2,
	2006	2005
Intrinsic Value of Options Exercised	$-	$188
Fair Value of Stock Options Vesting	$658	$969

A summary of restricted stock activity under the plan for the three months ended October 1, 2006 is as follows:

		Weighted Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested Balance, July 2, 2006	9,600	$51.24
Granted	10,000	$40.00
Vested	-	-
Forfeited	-	-
Nonvested Balance, October 1, 2006	19,600	$45.51

As of October 1, 2006, there was $633,000 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of .8 years. As of October 1, 2006, there was $652,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1.3 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Pension and Other Post-retirement Benefits
We have a noncontributory defined benefit pension plan covering substantially all U.S. associates. Benefits are based on years of service and final average compensation. Our policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. We have a noncontributory supplemental executive retirement plan (SERP), which is a nonqualified defined benefit plan. The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a rabbi trust with M&I Trust Company. We also sponsor a post-retirement health care plan for all of our U.S. associates hired prior to June 2, 2001. The expected cost of retiree health care benefits is recognized during the years that the associates who are covered under the plan render service. In June 2005, amendments were made to the postretirement plan including a change in the number of years of allowed benefit and a change in the medical plan providing the benefit coverage. The maximum number of years of benefit was reduced from 10 to 5 for bargaining unit associates retiring after June 27, 2005 and for non-bargaining unit associates retiring after October 1, 2005. Effective September 1, 2005, coverage under the plan was based on a market driven plan, which entails a high deductible medical plan with a health reimbursement account. The postretirement health care plan is unfunded. The following table summarizes the net periodic benefit cost recognized for each of the periods indicated:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$494	$635	$55	$58
Interest cost	1,087	981	172	123
Expected return on plan assets	(1,337)	(1,247)	-	-
Amortization of prior service cost	16	5	(94)	(95)
Amortization of unrecognized net loss	118	318	160	132
Net periodic benefit cost	$378	$692	$293	$218

Contributions made to the qualified pension plan during the three months ended October 1, 2006 totaled $1.5 million. Additional contributions of $1.5 million were made subsequent to October 1, 2006. No additional contributions are anticipated to be made during the remainder of fiscal 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the period in which the changes occur through comprehensive income. This statement is effective for STRATTEC as of the end of the current fiscal year.

Item 2
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2006 Annual Report. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended October 1, 2006 compared to the three months ended October 2, 2005

Net sales for the three months ended October 1, 2006 were $38.1 million compared to net sales of $44.8 million for the three months ended October 2, 2005. Our four largest customers have suffered dramatically declining sales over the past several months, and have begun to reduce their production accordingly. This affected the demand for the products we supply to them, reducing our sales volumes for these customers by nearly 19 percent. Sales to DaimlerChrysler and General Motors Corporation decreased in the current quarter from the prior year quarter levels due to lower production levels of the vehicles we supply. Sales to DaimlerChrysler were $12.5 million in the current quarter compared to $14.6 million in the prior year quarter. Sales to General Motors Corporation were $7.9 million in the current quarter compared to $8.2 million in the prior year quarter. Sales to Delphi Corporation decreased to $4.5 million in the current quarter from $6.2 million in the prior year quarter due to a combination of lower levels of production and reduced component content. Sales to Ford Motor Company were $4.6 million in the current quarter compared to $6.6 million in the prior year quarter due to price reductions and lower vehicle production. The full effect of these four customers’ announced production cuts will be felt in our second fiscal quarter ending December 31, 2006. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $.7 million in the current quarter compared to $1.6 million in the prior year quarter as we wind down our relationship with this customer. We previously announced that Mitsubishi would cease to be a customer by the end of this calendar year. We now anticipate that a modest level of sales will continue through February 2007.

Gross profit as a percentage of net sales was 13.9 percent in the current quarter compared to 21.8 percent in the prior year quarter. This decrease is primarily attributed to higher purchased material costs for zinc and brass. The average zinc price paid per pound increased to $1.61 in the current quarter from $0.64 in the prior year quarter. During the current quarter, we used approximately 1.9 million pounds of zinc. This resulted in increased zinc costs of approximately $1.8 million in the current quarter over the prior year quarter. The average brass price paid per pound increased to $3.87 in the current quarter from $2.28 in the prior year quarter. During the current quarter, we used approximately 285,000 pounds of brass. This resulted in increased brass costs of approximately $450,000 in the current quarter over the prior year quarter. Overall, the increased costs for zinc and brass reduced our gross profit margins by approximately $2.3 million or approximately 6 percent from the prior year quarter. The remaining decrease in our gross profit as a percentage of net sales was due to lower customer production by our four largest customers as discussed above.

Normal engineering, selling and administrative expenses were relatively consistent between quarters with expenses of $5.1 million in the current quarter compared to $5.3 million in the prior year quarter.

The provision for bad debts of $3.2 million in the prior year quarter was a charge to increase our reserve for the uncollectible trade accounts receivable related to the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. During the three months ended April 2, 2006, we sold approximately $3.4 million of pre-petition Chapter 11 accounts receivable to a third party for $1.78 million.

Income from operations decreased to $1.2 million in the current quarter from $1.8 million in the prior year quarter. This decrease is the result of the reductions in our sales and gross profit margins as discussed above.

Our effective income tax rate for the current quarter was 37.0 percent compared to 4.3 percent in the prior year quarter. The prior year quarter income tax provision included a state refund claim recovery, which accounts for the difference between the 37.0 percent and 4.3 percent. The claim recovery, net of the federal income tax impact, was $595,000. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

Cash flow generated from operating activities was $2.9 million during the current quarter compared to the use of $7.5 million of cash in the prior year quarter. Operating cash flow results were impacted by contributions to the qualified pension fund, bonus payments made to all eligible associates and the timing of scheduled payments from two major customers. Contributions to the qualified pension fund totaled $1.5 million in the current quarter compared to $6 million in the prior year quarter. Bonus payments to eligible associates, which are based on financial results of the fiscal year prior to payment, were $145,000 in the current quarter compared to $2.0 million in the prior year quarter. The normally scheduled July 2005 payments from two major customers totaling approximately $4.8 million were received prior to the end of our 2005 fiscal year, thus reducing payments received from our customers during our 2005 fiscal year first quarter. The normally scheduled July 2006 payments from these customers were received in the current quarter.

Accounts receivable balances were reduced $5.6 million from the July 2, 2006 balance. This reduction was primarily the result of reduced sales during the current quarter as discussed above under Analysis of Results of Operations. There was also a reduction in liabilities of $5.2 million. This reduction is primarily the result of a reduction in accounts payable due to reduced purchases associated with production reductions, as well as the timing of payments to our suppliers in accordance with our normal payment terms. The LIFO inventory balance decreased $1.0 million from the July 2, 2006 balance. The reduction is consistent with the reduced production resulting from reduced sales.

Capital expenditures during the three months ended October 1, 2006, were $915,000 compared to $1.6 million during the three months ended October 2, 2005. We anticipate that capital expenditures will be approximately $6 million in fiscal 2007, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized under the program totaled 3,639,395 at October 1, 2006. A total of 3,343,387 shares have been repurchased as of October 1, 2006, at a cost of approximately $125.3 million. During the quarter ended October 1, 2006, 84,900 shares were repurchased at a cost of approximately $3.3 million. Funding for the repurchases was provided by cash flow from operations. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2007. There were no outstanding borrowings under the Line of Credit at October 1, 2006 or July 2, 2006. Interest on borrowings under the Line of Credit are at varying rates based on the London Interbank Offering Rate or the bank’s prime rate. We believe that the Line of Credit is adequate, along with cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

We have not been significantly impacted by inflationary pressures over the last several years, except for rising health care costs which have increased our cost of employee medical coverage, fluctuations in the market price of zinc, brass and magnesium and inflation in Mexico, which impacts the U.S. dollar costs of our Mexican operations. We do not hedge against our Mexican peso exposure.

Joint Ventures

We participate in certain Alliance Agreements with E. WITTE Verwaltungsgesellschaft GmbH, and its operating unit, WITTE-Velbert GmbH & Co. KG (“WITTE”) and ADAC Plastics, Inc. (“ADAC”). WITTE, of Velbert, Germany, is a privately held automotive supplier. WITTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. ADAC, of Grand Rapids, Michigan, is a privately held automotive supplier and manufactures engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes.

The Alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE and STRATTEC each hold a 40 percent interest and ADAC holds a 20 percent interest, exists to seek opportunities to manufacture and sell the companies’ products in areas of the world outside of North America and Europe.

VAST LLC participates in joint ventures in Brazil and China. VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., was formed to service customers in South America. VAST Fuzhou and VAST Great Shanghai, joint ventures between VAST LLC and a unit of Elitech Technology Co. Ltd. of Taiwan, are the base of operations to service our automotive customers in the Asian market.

These investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a gain of approximately $74,000 in the current quarter and a gain of approximately $73,000 in the prior year quarter.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation will be effective for STRATTEC beginning in our 2008 fiscal year. The impact on our financial statements has yet to be determined.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the period in which the changes occur through comprehensive income. This statement is effective for STRATTEC as of the end of the current fiscal year.

Critical Accounting Policies

The Company believes the following represents its critical accounting policies:

Pension and Postretirement Health Benefits - We account for our defined benefit pension and post-retirement health benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other than Pensions”, which require that the amounts recognized in the financial statements be determined on an actuarial basis. The determination of the obligation and expense for pension and post-retirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Notes to

Financial Statements in our 2006 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs. In accordance with SFAS No. 87 and SFAS No. 106, actual results that differ from these assumptions are deferred and, under certain circumstances, amortized over future periods. While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect our pension and post-retirement health obligations and future expense.

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

Stock Based Compensation - We account for stock based compensation in accordance with SFAS No. 123(R), “Share Based Payments.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share based awards at the grant date requires judgment, including estimating future volatility of our stock, the amount of share based awards that are expected to be forfeited and the expected term of awards granted. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the vesting periods. The expected term of awards granted represents the period of time they are expected to be outstanding. We determine the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor used in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected term of the award. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. If actual results differ significantly from these estimates, stock based compensation expense and our results of operations could be materially impacted.

Risk Factors

We understand we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share - Sales to General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation and Delphi Corporation represent approximately 80 percent of our annual sales. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be market tested annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on our existing and future revenues and net income.

Our major customers also have significant underfunded legacy liabilities related to pension and postretirement health care obligations. The future impact of these items along with a continuing loss in their North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) may have a significant impact on our future sales and collectibility risks.

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

Sources of and Fluctuations in Market Prices of Raw Materials - Our primary raw materials are high-grade zinc, brass, magnesium, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results if the increased raw material costs can’t be recovered from our customers.

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

Environmental and Safety Regulations - We are subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We have an environmental management system that is ISO-14001 certified. We believe that our existing environmental management system is adequate for current and anticipated operations and we have no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility. The site was contaminated by a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985. This is being monitored in accordance with federal, state and local requirements. We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.

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

Investments in Customer Program Specific Assets - We make investments in machinery and equipment used exclusively to manufacture products for specific customer programs. This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets and may have a material adverse effect on our financial results.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which would expose us to significant market risk. We have not had outstanding borrowings since December 1997. There is therefore no significant exposure to market risk for changes in interest rates. However, we are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our Mexican operations. A material increase in the value of the Mexican peso relative to the U.S. dollar would increase our expenses and therefore, could adversely affect our profitability.

Item 4  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports that we file with or submit to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 1A Risk Factors

 There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors,” of our 2006 Annual Report on Form 10-K. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds - Issuer Purchases of Equity Securities

 Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized under the program. The program currently authorizes the repurchase of up to 3,639,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through October 1, 2006, a total of 3,343,387 shares have been repurchased at a cost of approximately $125.3 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased under the Program
July 3, 2006-August 6, 2006	20,000	$39.05	20,000	360,908
August 7, 2006-September 3, 2006	44,900	$39.73	44,900	316,008
September 4, 2006-October 1, 2006	20,000	$38.05	20,000	296,008
Total	84,900	$39.17	84,900	296,008

Item 3  Defaults Upon Senior Securities - None

Item 4  Submission of Matters to a Vote of Security Holders - None

Item 5  Other Information - None

Item 6  Exhibits

 (a)      Exhibits

10.1(1)     Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive Officers and Senior Managers
31.1         Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2         Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (2)       18 U.S.C. Section 1350 Certifications
________________
(1)    Incorporated by reference from the July 2, 2006 Form 10-K filed on August 29, 2006.
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

Date: November 3, 2006                                               By  /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)