Form 10-Q
period 2006-12-31
STRATTEC SECURITY CORP
filed 2007-02-01
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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
Large Accelerated filer                   Accelerated filer    X             Non-accelerated filer   ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ___    NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,535,801 shares outstanding as of December 31, 2006.

STRATTEC SECURITY CORPORATION
FORM 10-Q
December 31, 2006

INDEX

Part I - FINANCIAL INFORMATION		Page
Item 1	Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4	Controls and Procedures	19

Part II - OTHER INFORMATION
Item 1	Legal Proceedings	20
Item 1A	Risk Factors	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Defaults Upon Senior Securities	20
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Other Information	20
Item 6	Exhibits	21

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could.” These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally and also may materially differ from the Company's actual future experience.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Net sales	$37,913	$43,278	$75,963	$88,071

Cost of goods sold	32,873	34,736	65,641	69,755

Gross profit	5,040	8,542	10,322	18,316

Engineering, selling and administrative expenses	4,852	5,494	9,908	10,779
Provision for bad debts	-	-	-	3,200

Income from operations	188	3,048	414	4,337

Interest income	905	574	1,827	1,063
Other income, net	121	124	149	164

Income before provision for income taxes	1,214	3,746	2,390	5,564

Provision for income taxes	120	1,090	555	1,168

Net income	$1,094	$2,656	$1,835	$4,396

Earnings per share:
Basic	$0.31	$0.71	$0.51	$1.17
Diluted	$0.31	$0.71	$0.51	$1.17

Average Shares Outstanding:
Basic	3,539	3,744	3,568	3,745
Diluted	3,542	3,748	3,571	3,751

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	July 2,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,285	$65,712
Receivables, net	18,292	25,357
Inventories-
Finished products	3,667	2,937
Work in process	4,593	5,401
Purchased Materials	4,840	5,802
LIFO adjustment	(4,960)	(4,803)
Total inventories	8,140	9,337
Other current assets	10,601	10,468
Total current assets	103,318	110,874
Investment in joint ventures	2,495	2,202
Prepaid pension obligations	9,847	7,602
Other long-term assets	191	197

Property, plant and equipment	110,574	108,871
Less: accumulated depreciation	(83,990)	(81,107)
Net property, plant and equipment	26,584	27,764
	$142,435	$148,639
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,551	$17,701
Accrued Liabilities:
Payroll and benefits	5,452	5,475
Environmental reserve	2,658	2,683
Other	2,950	3,667
Total current liabilities	24,611	29,526

Deferred income taxes	4,266	4,266
Accrued postretirement obligations	4,592	4,572

Shareholders' equity:
Common stock, authorized 12,000,000 shares $.01 par value, issued 6,880,457 shares at December 31, 2006 and July 2, 2006	69	69
Capital in excess of par value	77,565	77,175
Retained earnings	159,580	157,745
Accumulated other comprehensive loss	(2,578)	(2,958)
Less: treasury stock, at cost (3,344,656 shares at December 31, 2006 and 3,243,177 shares at July 2, 2006)	(125,670)	(121,756)
Total shareholders' equity	108,966	110,275
	$142,435	$148,639

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	December 31,	January 1,
	2006	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,835	$4,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,517	3,632
Tax benefit from options exercised	-	61
Stock based compensation expense	379	560
Provision for bad debts	-	3,200
Change in operating assets and liabilities:
Receivables	7,114	2,275
Inventories	1,197	(683)
Other assets	(2,279)	(1,192)
Accounts payable and accrued liabilities	(5,046)	(10,112)
Other, net	132	65
Net cash provided by operating activities	6,849	2,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(100)	(50)
Purchase of property, plant and equipment	(2,292)	(3,840)
Proceeds received on sale of property, plant and equipment	21	22
Net cash used in investing activities	(2,371)	(3,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3,922)	(1,196)
Exercise of stock options and employee stock purchases	17	1,080
Net cash used in financing activities	(3,905)	(116)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	573	(1,782)

CASH AND CASH EQUIVALENTS
Beginning of period	65,712	56,950
End of period	$66,285	$55,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,790	$2,861
Interest paid	-	-

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us at the end of our current fiscal year. The adoption of SAB No. 108 is not expected to have a significant impact on our consolidated results of operations, financial position or cash flow.

Receivables
Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. We evaluate the collectibility of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of past due items, general economic conditions and the industry as a whole. The allowance for doubtful accounts was $250,000 at December 31, 2006 and July 2, 2006 and was approximately $3.5 million at January 1, 2006. During the prior year period ended January 1, 2006, the allowance for doubtful accounts was increased by $3.2 million in connection with the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. During the three months ended April 2, 2006, approximately $3.4 million of pre-petition Chapter 11 accounts receivable was sold to a third party for $1.78 million.

Income Taxes
The provision for income taxes for the three and six months ended December 31, 2006 includes a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $329,000.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation will be effective for STRATTEC beginning in our 2008 fiscal year. The impact on our financial statements is not expected to be material.

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

	Three Months Ended
	December 31, 2006			January 1, 2006
		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share	$1,094	3,539	$0.31	$2,656	3,744	$0.71
Dilutive Effect of Employee Stock Options		3			4
Diluted Earnings Per Share	$1,094	3,542	$0.31	$2,656	3,748	$0.71

	Six Months Ended
	December 31, 2006			January 1, 2006
		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share	$1,835	3,568	$0.51	$4,396	3,745	$1.17
Dilutive Effect of Employee Stock Options		3			6
Diluted Earnings Per Share	$1,835	3,571	$0.51	4,396	3,751	$1.17

As of December 31, 2006, options to purchase 242,820 shares of common stock at a weighted-average exercise price of $58.99 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of January 1, 2006, options to purchase 250,330 shares of common stock at a weighted-average exercise price of $58.99 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income
Comprehensive income is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Net Income	$1,094	$2,656	$1,835	$4,396
Change in Cumulative Translation
Adjustments, net	179	70	380	85
Total Comprehensive Income	$1,273	$2,726	$2,215	$4,481

Stock Based Compensation
We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 31, 2006 were 332,123. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises and the vesting of restricted stock.

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

We account for stock options and restricted stock issued under our stock incentive plan in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payments”. The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight line basis over the vesting period for the entire award. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight line basis over the vesting period.

A summary of stock option activity under the plan for the six months ended December 31, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)

Balance, July 2, 2006	283,530	$56.53
Granted	-	-
Exercised	-	-
Expired	(27,310)	$46.71
Forfeited	(3,000)	$53.07
Balance, December 31, 2006	253,220	$57.63	4.0	$219
Exercisable, December 31, 2006	190,380	$56.64	3.6	$219

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Intrinsic Value of Options Exercised	$-	$-	$-	$188
Fair Value of Stock Options Vesting	$-	$-	$658	$969

A summary of restricted stock activity under the plan for the six months ended December 31, 2006 is as follows:
		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested Balance, July 2, 2006	9,600	$51.24
Granted	10,000	$40.00
Vested	-	-
Forfeited	-	-
Nonvested Balance, December 31, 2006	19,600	$45.51

As of December 31, 2006, there was $477,000 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of .7 years. As of December 31, 2006, there was $584,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

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

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$493	$635	$55	$58
Interest cost	1,087	981	172	122
Expected return on plan assets	(1,337)	(1,248)	-	-
Amortization of prior service cost	16	5	(95)	(94)
Amortization of unrecognized net loss	118	320	160	132
Net periodic benefit cost	$377	$693	$292	$218

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$987	$1,270	$110	$116
Interest cost	2,174	1,962	344	245
Expected return on plan assets	(2,674)	(2,495)	-	-
Amortization of prior service cost	32	10	(189)	(189)
Amortization of unrecognized net loss	236	638	320	264
Net periodic benefit cost	$755	$1,385	$585	$436

Voluntary contributions made to the qualified pension plan during the six months ended December 31, 2006 totaled $3 million. Voluntary contributions made to the qualified pension plan during the six months ended January 1, 2006 totaled $6 million. No additional mandatory contributions are required to be made during the remainder of fiscal 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the period in which the changes occur through comprehensive income. This statement is effective for STRATTEC as of the end of the current fiscal year. Based on information currently available, the recognition of the funded status of our plans is expected to reduce comprehensive income.

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

Analysis of Results of Operations

Three months ended December 31, 2006 compared to the three months ended January 1, 2006

Net sales for the three months ended December 31, 2006 were $37.9 million compared to net sales of $43.3 million for the three months ended January 1, 2006. The reduction in sales in the current quarter compared to the prior year quarter is a continuation of the trend that impacted our first quarter sales levels. Our largest customers continued to reduce their production schedules during the quarter to match the unusually low sales demand for their products. Correspondingly, our overall sales volume for these customers was down 20% during the current quarter compared to the prior year quarter. Sales to DaimlerChrysler Corporation increased during the current quarter to $14.3 million from $13.1 million in the prior year quarter due to additional vehicle content. Sales to Ford Motor Company were $4.3 million in the current quarter compared to $6.8 million in the prior year quarter due to lower levels of vehicle production and pre-programmed price reductions. Sales to General Motors Corporation were $7.4 million in the current quarter compared to $7.9 million in the prior year quarter due to a combination of price reductions and lower levels of production. Sales to Delphi Corporation decreased to $4.2 million in the current quarter from $7.1 million in the prior year quarter due to a combination of lower levels of production and reduced component content. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $560,000 in the current quarter compared to $1.3 million in the prior year quarter due to discontinued models and lower vehicle production volumes. We previously announced that Mitsubishi would cease to be a customer. We anticipate that a modest level of sales to Mitsubishi will continue through March 2007.

Gross profit as a percentage of net sales was 13.3 percent in the current quarter compared to 19.7 percent in the prior year quarter. The largest contributor to the lower profitability in the current quarter was the cost of zinc and brass, the primary raw materials used in our products, which continued to escalate during the quarter and were approximately 107 percent higher than the prior year quarter. The increased raw material cost reduced gross profit margins by $2.4 million or approximately 6.3 percent from the prior year quarter. The average zinc price paid per pound increased to $1.79 in the current quarter from $0.77 in the prior year quarter. During the current quarter, we used approximately 2.0 million pounds of zinc. This resulted in increased zinc costs of approximately $2.0 million in the current quarter over the prior year quarter. The average brass price paid per pound increased to $3.82 in the current quarter from $2.49 in the prior year quarter. During the current quarter, we used approximately 287,000 pounds of brass. This resulted in increased brass costs of approximately $380,000 in the current quarter over the prior year quarter. The remaining decrease in our gross profit as a percentage of net sales was attributed to lower production and the impact of a charge of $366,000 to cover severance and separation costs related to the move of our service products assembly operation from Milwaukee, Wisconsin to our Juarez, Mexico facilities. The impact of the service move is expected to reduce annual operating costs by approximately $1.5 million.

Engineering, selling and administrative expenses decreased to $4.9 million in the current quarter from $5.5 million in the prior year quarter. The reduction is primarily the result of reduced travel costs and reduced stock-based compensation expense resulting from previously issued stock options becoming fully vested. No additional stock options were issued during the six months ended December 31, 2006.

Income from operations decreased to $188,000 in the current quarter from $3.0 million in the prior year quarter. This decrease is the result of the reductions in our sales and gross profit margins as discussed above.

Our effective income tax rate for the current quarter was 9.9 percent compared to 29.1 percent in the prior year quarter. The current quarter income tax provision includes a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $329,000. The prior year quarter income tax provision included a favorable foreign tax adjustment related to the operation of our Mexican subsidiaries of $296,000. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 31, 2006 compared to the six months ended January 1, 2006

Net sales for the six months ended December 31, 2006 were $76.0 million compared to net sales of $88.1 million for the six months ended January 1, 2006. Our four largest customers have suffered dramatically declining sales over the past several months, and have reduced their production schedules accordingly. This affected the demand for the products we supply to them, reducing our overall sales volumes for these customers by nearly 20 percent during the current period as compared to the prior year period. Sales to DaimlerChrysler Corporation were $26.8 million during the current period compared to $27.7 million in the prior year period. The reduction is due to lower production levels of the vehicles we supply, which was partially offset by the impact of additional vehicle content. Sales to Ford Motor Company were $9.0 million in the current period compared to $13.4 million in the prior year period due to lower levels of vehicle production and pre-programmed price reductions. Sales to General Motors Corporation were $15.3 million in the current period compared to $16.1 million in the prior year period due to a combination of price reductions and lower levels of production. Sales to Delphi Corporation decreased to $8.7 million in the current period from $13.3 million in the prior year period due to a combination of lower levels of production and reduced component content. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $1.2 million in the current period compared to $2.9 million in the prior year period due to discontinued models and lower vehicle production volumes. We previously announced that Mitsubishi would cease to be a customer. We anticipate that a modest level of sales to Mitsubishi will continue through March 2007.

Gross profit as a percentage of net sales was 13.6 percent in the current period compared to 20.8 percent in the prior year period. This decrease is primarily attributed to higher purchased material costs for zinc and brass. The average zinc price paid per pound increased to $1.71 in the current period from $0.71 in the prior year period. During the current period, we used approximately 3.9 million pounds of zinc. This resulted in increased zinc costs of approximately $3.8 million in the current period over the prior year period. The average brass price paid per pound increased to $3.85 in the current period from $2.38 in the prior year period. During the current quarter, we used approximately 570,000 pounds of brass. This resulted in increased brass costs of approximately $833,000 in the current period over the prior year period. Overall, the increased costs for zinc and brass reduced our gross profit margins by approximately $4.7 million or approximately 6.2 percent from the prior year period. The remaining decrease in our gross profit as a percentage of net sales was attributed to lower production and the impact of a charge of $366,000 to cover severance and separation costs related to the move of our service products assembly operation from Milwaukee, Wisconsin to our Juarez, Mexico facilities. The impact of the service move is expected to reduce annual operating costs by approximately $1.5 million.

Engineering, selling and administrative expenses decreased to $9.9 million in the current year period from $10.8 million in the prior year period. The reduction is primarily the result of reduced spending in new product development, reduced travel costs and reduced stock-based compensation expense resulting from previously issued stock options becoming fully vested. No additional stock options were issued during the six months ended December 31, 2006.

The provision for bad debts of $3.2 million in the prior year period was a charge to increase our reserve for the uncollectible trade accounts receivable related to the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. During the three months ended April 2, 2006, we sold approximately $3.4 million of pre-petition Chapter 11 accounts receivable to a third party for $1.78 million.

Income from operations decreased to $414,000 in the current period from $4.3 million in the prior year period. This decrease is the result of the reductions in our sales and gross profit margins as discussed above.

Our effective income tax rate for the current period was 23.2 percent compared to 21.0 percent in the prior year period. The current year period income tax provision includes a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $329,000. The prior year period income tax provision also included a state refund claim recovery. That claim recovery, net of the federal income tax impact, was $595,000. The prior year period also includes a favorable foreign tax adjustment related to the operation of our Mexican subsidiaries of $296,000. The overall effective tax rate differs from the federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources
Cash flow generated from operating activities was $6.8 million during the six months ended December 31, 2006 compared to $2.2 million during the six months ended January 1, 2006. Operating cash flow results were impacted by contributions to the qualified pension fund, bonus payments made to all eligible associates and the timing of scheduled payments from two major customers. Contributions to the qualified pension fund totaled $3.0 million in the current period compared to $6.0 million in the prior year period. Bonus payments to eligible associates, which are based on financial results of the fiscal year prior to payment, were $145,000 in the current period compared to $2.0 million in the prior year period. The normally scheduled July 2005 payments from two major customers totaling approximately $4.8 million were received prior to the end of our 2005 fiscal year, thus reducing payments received from our customers during the six months ended January 1, 2006. The normally scheduled July 2006 payments from these customers were received in the current period.

Accounts receivable balances were reduced $7.1 million from the July 2, 2006 balance. This reduction was primarily the result of reduced sales during the current quarter as discussed above under Analysis of Results of Operations. There was also a reduction in liabilities of $5.0 million. This reduction is primarily the result of a reduction in accounts payable due to reduced purchases associated with production reductions, as well as the timing of payments to our suppliers in accordance with our normal payment terms. The LIFO inventory balance decreased $1.2 million from the July 2, 2006 balance. The reduction is consistent with the reduced production resulting from reduced sales.

Capital expenditures during the six months ended December 31, 2006, were $2.3 million compared to $3.8 million during the six months ended January 1, 2006. We anticipate that capital expenditures will be approximately $5 million in fiscal 2007, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized under the program totaled 3,639,395 at December 31, 2006. A total of 3,360,387 shares have been repurchased as of December 31, 2006, at a cost of approximately $125.9 million. During the quarter ended December 31, 2006, 17,000 shares were repurchased at a cost of approximately $596,000. Funding for the repurchases was provided by cash flow from operations. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2007. There were no outstanding borrowings under the Line of Credit at December 31, 2006 or July 2, 2006. Interest on borrowings under the Line of Credit are at varying rates based on the London Interbank Offering Rate or the bank’s prime rate. We believe that the Line of Credit is adequate, along with cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

We have not been significantly impacted by general inflationary pressures over the last several years. However, we have been impacted by rising health care costs, which have increased our cost of employee medical coverage, fluctuations in the market price of zinc, brass and magnesium and inflation in Mexico, which impacts the U.S. dollar costs of our Mexican operations. We do not hedge against our Mexican peso exposure.

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

The VAST investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a gain of approximately $140,000 during the six months ended December 31, 2006 and a gain of approximately $117,000 during the six months ended January 1, 2006.

The Company has entered into a Mexican joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest. The joint venture was entered into in order to establish injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC de Mexico, LLC (“ASDM”), a Delaware limited liability company, was formed on October 27, 2006. An additional Mexican entity, which will be wholly owned by ASDM, is in the process of being formed. It is anticipated that ASDM production activities will begin in July 2007. Start-up costs for ASDM will be incurred beginning in February 2007. Future financial results of ASDM will be consolidated with the financial results of STRATTEC.

Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation will be effective for STRATTEC beginning in our 2008 fiscal year. The impact on our financial statements is not expected to be material.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the period in which the changes occur through comprehensive income. This statement is effective for STRATTEC as of the end of the current fiscal year. Based on information currently available, the recognition of the funded status of our plans is expected to reduce comprehensive income.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us at the end of our current fiscal year. The adoption of SAB No. 108 is not expected to have a significant impact on our consolidated results of operations, financial position or cash flow.

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

Sources of and Fluctuations in Market Prices of Raw Materials - Our primary raw materials are high-grade zinc, brass, magnesium, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results if the increased raw material costs can not be recovered from our customers.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized under the program. The program currently authorizes the repurchase of up to 3,639,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 31, 2006, a total of 3,360,387 shares have been repurchased at a cost of approximately $125.9 million.

			Total Number Of
	Total		Shares Purchased	Maximum Number
	Number	Average	As Part of Publicly	Of Shares that May
	Of Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	Per Share	Program	Under the Program

October 2, 2006-November 5, 2006	17,000	$35.05	17,000	279,008
November 6, 2006-December 3, 2006	-	-	-	279,008
December 4, 2006-December 31, 2006	-	-	-	279,008
Total	17,000	$35.05	17,000	279,008

Item 3     Defaults Upon Senior Securities - None

Item 4      Submission of Matters to a Vote of Security Holders

At our Annual Meeting held on October 3, 2006, the shareholders voted to elect David R. Zimmer as a director for a term to expire in 2008. The number of votes cast for and withheld in the election were 3,180,450 and 12,780, respectively. The shareholders also voted to elect Harold M. Stratton II and Robert Feitler as directors for a term to expire in 2009. The number of votes cast for and withheld in the election of Harold M. Stratton were 3,184,061 and 9,169, respectively. The number of votes cast for and withheld in the election of Robert Feitler were 3,182,492 and 10,736, respectively. Directors whose terms continued after the meeting include Frank J. Krejci with a term expiring in 2007 and Michael J. Koss with a term expiring in 2008.

Item 5     Other Information - None

Item 6      Exhibits

4.4	Promissory Note dated as of November 1, 2006 by and between the Company and M&I Bank
31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (1)	18 U.S.C. Section 1350 Certifications

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

Date: February 1, 2007       By  /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)