Form 10-Q
period 2007-04-01
STRATTEC SECURITY CORP
filed 2007-05-08
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

or

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

Large Accelerated filer   _ __         Accelerated filer     X          Non-accelerated filer  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ___    NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,538,287 shares outstanding as of April 1, 2007.

STRATTEC SECURITY CORPORATION
FORM 10-Q
April 1, 2007

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended July 2, 2006.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Net sales	$45,647	$46,575	$121,610	$134,646

Cost of goods sold	37,293	37,453	102,934	107,208

Gross profit	8,354	9,122	18,676	27,438

Engineering, selling and administrative
expenses	4,974	5,467	14,882	16,246
Provision (recovery) for bad debts	-	(1,578)	-	1,622

Income from operations	3,380	5,233	3,794	9,570

Interest income	879	670	2,706	1,733
Other income, net	341	408	490	572
Minority Interest	25	-	25	-

Income before provision for income taxes	4,625	6,311	7,015	11,875

Provision for income taxes	1,711	2,195	2,266	3,363

Net income	$2,914	$4,116	$4,749	$8,512

Earnings per share:
Basic	$0.82	$1.11	$1.33	$2.28
Diluted	$0.82	$1.10	$1.33	$2.27

Average Shares Outstanding:
Basic	3,537	3,722	3,558	3,737
Diluted	3,541	3,725	3,561	3,742

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	April 1, 2007	July 2, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,619	$65,712
Receivables, net	25,354	25,357
Inventories-
Finished products	3,536	2,937
Work in process	4,438	5,401
Purchased Materials	5,038	5,802
LIFO adjustment	(4,352)	(4,803)
Total inventories	8,660	9,337
Other current assets	10,620	10,468
Total current assets	107,253	110,874
Investment in joint ventures	2,586	2,202
Prepaid pension obligations	13,469	7,602
Other long-term assets	187	197

Property, plant and equipment	111,695	108,871
Less: accumulated depreciation	(85,518)	(81,107)
Net property, plant and equipment	26,177	27,764
	$149,672	$148,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,255	$17,701
Accrued Liabilities:
Payroll and benefits	4,763	5,475
Environmental reserve	2,655	2,683
Other	3,868	3,667
Total current liabilities	28,541	29,526
Deferred income taxes	4,266	4,266
Accrued postretirement obligations	4,588	4,572

Minority interest	250	-

Shareholders' Equity:
Common stock, authorized 12,000,000 shares $.01 par value, issued 6,882,757 shares at April 1, 2007 and 6,880,457 shares at July 2, 2006	69	69
Capital in excess of par value	77,843	77,175
Retained earnings	162,494	157,745
Accumulated other comprehensive loss	(2,712)	(2,958)
Less: treasury stock, at cost (3,344,470 shares at April 1,
2007 and 3,243,177 shares at July 2, 2006)	(125,667)	(121,756)
Total shareholders' equity	112,027	110,275
	$149,672	$148,639

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,749	$8,512
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(25)	-
Depreciation	5,216	5,389
Tax benefit from options exercised	13	61
Stock based compensation expense	566	861
Provision for bad debts	-	1,622
Change in operating assets and liabilities:
Receivables	33	262
Inventories	677	2,942
Other assets	(5,956)	(1,740)
Accounts payable and accrued liabilities	(1,048)	(5,934)
Other, net	(45)	6
Net cash provided by operating activities	4,180	11,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(100)	(50)
Purchase of property, plant and equipment	(3,645)	(4,723)
Proceeds received on sale of property, plant and equipment	21	22
Net cash used in investing activities	(3,724)	(4,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3,922)	(2,993)
Exercise of stock options and employee stock purchases	99	1,077
Contribution from minority interest	274	-
Net cash used in financing activities	(3,549)	(1,916)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(3,093)	5,314

CASH AND CASH EQUIVALENTS
Beginning of period	65,712	56,950
End of period	$62,619	$62,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,848	$3,057
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches and related access control products for North American automotive customers, and for global automotive manufacturers through the VAST Alliance in which we participate with WITTE Automotive of Velbert, Germany and ADAC Plastics, Inc. of Grand Rapids, Michigan. STRATTEC’s history in the automotive business spans nearly 100 years. The accompanying financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, and its majority owned subsidiary, ADAC-STRATTEC de Mexico LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico and STRATTEC Componentes Automotrices are located in Juarez, Mexico. ADAC-STRATTEC de Mexico LLC has operations in El Paso, Texas and Juarez, Mexico. Equity investments for which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

In the opinion of management, the accompanying condensed consolidated balance sheet as of July 2, 2006, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2006 Annual Report.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us at the end of our current fiscal year. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

Receivables
Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. We evaluate the collectibility of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of past due items, general economic conditions and the industry as a whole. The allowance for doubtful accounts was $250,000 at April 1, 2007, April 2, 2006 and July 2, 2006. The allowance for doubtful accounts was increased by $3.2 million during the six months ended January 1, 2006 in connection with the filing for Chapter 11 bankruptcy protection by Delphi Corporation on October 8, 2005. During the three months ended April 2, 2006, approximately $3.4 million of pre-petition Chapter 11 accounts receivable was sold to a third party for $1.78 million. As a result, a recovery of doubtful accounts of $1.58 million is reflected in the operating results for the three months ended April 2, 2006.

Income Taxes
The provision for income taxes for the nine months ended April 1, 2007 includes a state refund claim recovery. The claim recovery, net of the federal income tax impact, was $329,000.

The provision for income taxes for the three months ended April 2, 2006 includes a favorable state income tax adjustment. The adjustment, net of the Federal income tax impact, was $140,000. The provision for income taxes for the nine months ended April 2, 2006 includes a favorable foreign tax adjustment related to the operations of our Mexican subsidiaries of $296,000 as well as a state refund claim recovery and the favorable state income tax adjustment, net of the Federal income tax impact, of $735,000.

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

	Three Months Ended
	April 1, 2007			April 2, 2006
		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$2,914	3,537	$0.82	$4,116	3,722	$1.11
Dilutive Effect of Employee Stock
Options and Restricted Stock		4			3
Diluted Earnings Per Share	$2,914	3,541	$0.82	$4,116	3,725	$1.10

	Nine Months Ended
	April 1, 2007			April 2, 2006
		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$4,749	3,558	$1.33	$8,512	3,737	$2.28
Dilutive Effect of Employee Stock
Options and Restricted Stock		3			5
Diluted Earnings Per Share	$4,749	3,561	$1.33	$8,512	3,742	$2.27

As of April 1, 2007, options to purchase 238,820 shares of common stock at a weighted-average exercise price of $59.08 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of April 2, 2006, options to purchase 274,740 shares of common stock at a weighted-average exercise price of $57.72 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income
Comprehensive income is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Net Income	$2,914	$4,116	$4,749	$8,512
Change in Cumulative Translation
Adjustments, net	(134)	(153)	246	(68)
Total Comprehensive Income	$2,780	$3,963	$4,995	$8,444

Stock Based Compensation
We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of April 1, 2007 were 334,323. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and restricted stock have been granted to our officers and specified employees under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 3 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted. The shares of restricted stock granted vest 3 years after the date of grant.

We account for stock options and restricted stock issued under our stock incentive plan in accordance with Statement of Financial Accounting Standards (‘SFAS’) No. 123(R), “Share Based Payments”. The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight line basis over the vesting period for the entire award. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight line basis over the vesting period.

A summary of stock option activity under the plan for the nine months ended April 1, 2007 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding, July 2, 2006	283,530	$56.53
Granted	-	-
Exercised	(2,300)	$31.95
Expired	(27,310)	$46.71
Forfeited	(5,000)	$56.88
Outstanding, April 1, 2007	248,920	$57.83	3.7	$159
Exercisable, April 1, 2007	194,580	$56.97	3.5	$159

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Intrinsic Value of Options Exercised	$36	$-	$36	$188
Fair Value of Stock Options Vesting	$104	$103	$762	$1,072

A summary of restricted stock activity under the plan for the nine months ended April 1, 2007 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance, July 2, 2006	9,600	$51.24
Granted	10,000	$40.00
Vested	-	-
Forfeited	(200)	$40.00
Nonvested Balance, April 1, 2007	19,400	$45.56

As of April 1, 2007, there was $348,000 of total unrecognized compensation cost related to stock options granted under the plan. This cost is expected to be recognized over a weighted average period of .6 years. As of April 1, 2007, there was $515,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

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

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Service cost	$494	$635	$55	$58
Interest cost	1,087	981	172	123
Expected return on plan assets	(1,337)	(1,248)	-	-
Amortization of prior service cost	16	5	(94)	(95)
Amortization of unrecognized net loss	118	319	160	132
Net periodic benefit cost	$378	$692	$293	$218

	Nine Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Service cost	$1,481	$1,905	$165	$174
Interest cost	3,261	2,943	516	368
Expected return on plan assets	(4,011)	(3,742)	-	-
Amortization of prior service cost	48	15	(283)	(283)
Amortization of unrecognized net loss	354	956	480	396
Net periodic benefit cost	$1,133	$2,077	$878	$655

Voluntary contributions made to the qualified pension plan during the nine months ended April 1, 2007 totaled $7 million. Voluntary contributions made to the qualified pension plan during the nine months ended April 2, 2006 totaled $6 million. No additional mandatory contributions are required to be made during the remainder of fiscal 2007.

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

Analysis of Results of Operations

Three months ended April 1, 2007 compared to the three months ended April 2, 2006

Net sales for the three months ended April 1, 2007 were $45.6 million compared to net sales of $46.6 million for the three months ended April 2, 2006. Sales to our largest customers overall decreased in the current quarter compared to the prior year quarter. Sales to DaimlerChrysler Corporation increased slightly during the current quarter to $15.9 million compared to $15.7 million in the prior year quarter due to additional product content. Sales to General Motors Corporation were $9.5 million in the current quarter compared to $8.5 million in the prior year quarter due to higher product content on certain General Motors’ vehicles and price adjustments received to partially recover raw material cost increases. Sales to Delphi Corporation were $4.8 million in the current quarter compared to $6.7 million in the prior year quarter primarily due to reduced component content. This was partially offset by price adjustments received to partially recover raw material cost increases. Sales to Ford Motor Company were $5.7 million in the current quarter compared to $6.9 million in the prior year quarter due to lower Ford vehicle production volumes. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $525,000 in the current quarter compared to $1.3 million in the prior year quarter due to the previously announced phase-out of this customer relationship. The impact of the reduction in sales to our largest customers was partially offset by increased sales to our industrial products and aftermarket customers. The sales increase to these customers was primarily due to increased volumes and price adjustments received from some of these customers to partially recover raw material cost increases.

Gross profit as a percentage of net sales was 18.3 percent in the current quarter compared to 19.6 percent in the prior year quarter. The lower profitability in the current quarter is primarily the result of higher purchased raw material costs for zinc and brass, the primary raw materials used in our business. The gross profit impact of the increased zinc and brass costs was partially offset by price adjustments received from some of our customers to recover a portion of the material cost increases as discussed above in connection with our net sales. In addition, cost reduction activities, including the move of our service products assembly operation from our Milwaukee, Wisconsin facility to our Juarez, Mexico facilities, further reduced the impact of the increased raw material costs. The increased raw material costs and the related price adjustments from our customers reduced gross margins by approximately 2.9% in the current quarter as compared to the prior year quarter. The average zinc price paid per pound increased to $1.87 in the current quarter from $1.01 in the prior year quarter. During the current quarter, we used approximately 2.3 million pounds of zinc. This resulted in increased zinc costs of approximately $2.0 million in the current quarter over the prior year quarter. The average brass price paid per pound increased to $3.39 in the current quarter from $2.78 in the prior year quarter. During the current quarter, we used approximately 400,000 pounds of brass. This resulted in increased brass costs of approximately $245,000 in the current quarter over the prior year quarter. Total price adjustments received from some of our customers to partially cover these cost increases, which are reflected in our net sales, totaled $1.2 million in the current quarter. Despite the decline in the current quarter’s gross margin as compared to the prior year quarter, the current quarter’s gross margin improved over those reported for the first six months of the current fiscal year. The improvement reflects two positive developments. First, the higher raw material costs we have been experiencing were partially offset by raw material price adjustments received from some of our customers as discussed above. Second, we began to experience the results of our cost reduction activities implemented during the previously reported quarters.

Engineering, selling and administrative expenses decreased to $5.0 million in the current quarter from $5.5 million in the prior year quarter. This reduction is primarily the result of reduced spending on new product development and reduced stock-based compensation expense resulting from previously issued stock options becoming fully vested. No additional stock options were issued during the nine months ended April 1, 2007.

The recovery of doubtful accounts of $1.6 million in the prior year period reflects the sale of approximately $3.4 million of pre-petition Chapter 11 accounts receivable that was due from Delphi Corporation to a third party for $1.8 million. The allowance for doubtful accounts was increased by $3.2 million during the six months ended January 1, 2006 in connection with Delphi Corporation’s filing for Chapter 11 bankruptcy protection. As a result of the sale, a recovery of doubtful accounts of $1.6 million is reflected in the operating results for the quarter ended April 2, 2006.

Income from operations decreased to $3.4 million in the current quarter from $5.2 million in the prior year quarter. This decrease is primarily the result of the prior year quarter recovery of doubtful accounts as discussed above.

The effective income tax rate for the current quarter was 37.0 percent compared to 34.8 percent in the prior year quarter. The prior year quarter income tax provision includes a favorable state income tax adjustment, net of a Federal income tax impact, of $140,000. The overall effective tax rate differs from the Federal statutory tax rate primarily due to the effects of state income taxes.

Nine months ended April 1, 2007 compared to the nine months ended April 2, 2006

Net sales for the nine months ended April 1, 2007 were $121.6 million compared to net sales of $134.6 million for the nine months ended April 2, 2006. Our four largest customers have suffered dramatically declining sales during the period. They reduced their production schedules accordingly. This affected the demand for the products we supply to them, reducing our overall sales volumes for these customers in the current period as compared to the prior year period. Sales to DaimlerChrysler Corporation were $42.7 million during the current period compared to $43.4 million in the prior year period. The reduction is due to lower production levels of the vehicles we supply, which was partially offset by the impact of additional vehicle content. Sales to Ford Motor Company were $14.7 million in the current period compared to $20.3 million in the prior year period due to lower levels of vehicle production and pre-programmed price reductions. Sales to General Motors Corporation were $24.8 million in the current period compared to $24.6 million in the prior year period due to higher product content on certain General Motors’ vehicles and price adjustments received to partially recover raw material cost increases. This was partially offset by a combination of reduced component content, price reductions and lower levels of production. Sales to Delphi Corporation decreased to $13.5 million in the current period from $20.0 million in the prior year period due to a combination of lower levels of production and reduced component content. This was partially offset by price adjustments received to partially recover raw material cost increases. Sales to Mitsubishi Motor Manufacturing of America, Inc. were $1.8 million in the current period compared to $4.2 million in the prior year period due to the previously announced phase-out of this customer relationship. The impact of the reduction in sales to our largest customers was partially offset by increased sales to our industrial products and aftermarket customers. The sales increase to these customers was primarily due to increased volumes and price adjustments received from some of these customers to partially recover raw material cost increases.

Gross profit as a percentage of net sales was 15.4 percent in the current period compared to 20.4 percent in the prior year period. This decrease is primarily the result of higher purchased raw material costs for zinc and brass, the primary raw materials used in our business. The gross profit impact of the increased zinc and brass costs was partially offset by price adjustments received from some of our customers to recover a portion of the material cost increases as discussed above in connection with our net sales. In addition, gross profit was impacted by lower production and a charge of $366,000 to cover severance and separation costs related to the move of our service products assembly operation from Milwaukee, Wisconsin to our Juarez, Mexico facilities. Cost reduction activities, including the move of our service products assembly operation, partially offset the impact of the increased costs and lower production levels. The increased raw material costs and the related price adjustments from our customers reduced gross margins by approximately 5.1% in the current period as compared to the prior year period. The average zinc price paid per pound increased to $1.76 in the current period from $0.80 in the prior year period. During the current period, we used approximately 6.2 million pounds of zinc. This resulted in increased zinc costs of approximately $6.0 million in the current period over the prior year period. The average brass price paid per pound increased to $3.69 in the current period from $2.49 in the prior year period. During the current quarter, we used approximately 970,000 pounds of brass. This resulted in increased brass costs of approximately $1.1 million in the current period over the prior year period. Total price adjustments received from some of our customers to partially cover these cost increases, which are reflected in our net sales, totaled $1.2 million in the current year period.

Engineering, selling and administrative expenses decreased to $14.9 million in the current year period from $16.2 million in the prior year period. This reduction is primarily the result of reduced spending in new product development, reduced travel costs and reduced stock-based compensation expense resulting from previously issued stock options becoming fully vested. No additional stock options were issued during the nine months ended April 1, 2007.

The provision for bad debts of $1.6 million in the prior year period reflects a write-off of uncollectible pre-petition Chapter 11 accounts receivable due from Delphi Corporation. During the prior year period, approximately $3.4 million of pre-petition Chapter 11 accounts receivable due from Delphi Corporation were sold to a third party for $1.8 million.

Income from operations decreased to $3.8 million in the current period from $9.6 million in the prior year period. This decrease is the result of the reductions in our net sales and gross profit margins as discussed above.

Our effective income tax rate for the current period was 32.3 percent compared to 28.3 percent in the prior year period. The current year period income tax provision includes a state refund claim recovery. The claim recovery, net of the Federal income tax impact, was $329,000. The prior year period income tax provision includes a state refund claim recovery and a favorable state income tax adjustment. The claim recovery and tax adjustment, net of the Federal income tax impact, was $735,000. The prior year period also includes a favorable foreign tax adjustment related to the operation of our Mexican subsidiaries of $296,000. The overall effective tax rate differs from the Federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources
Cash flow generated from operating activities was $4.2 million during the nine months ended April 1, 2007 compared to $12.0 million during the nine months ended April 2, 2006. Operating cash flow results were impacted by reduced profitability in the current year period, contributions to the qualified pension fund, bonus payments made to certain eligible associates and the timing of scheduled payments from two major customers. Contributions to the qualified pension fund totaled $7.0 million in the current period compared to $6.0 million in the prior year period. Bonus payments to eligible associates, which are based on financial results of the fiscal year prior to payment, were $145,000 in the current period compared to $2.0 million in the prior year period. The normally scheduled July 2005 payments from two major customers totaling approximately $4.8 million were received prior to the end of our 2005 fiscal year, thus reducing payments received from our customers during the nine months ended April 2, 2006. The normally scheduled July 2006 payments from these customers were received in the current period.

Capital expenditures during the nine months ended April 1, 2007, were $3.6 million compared to $4.7 million during the nine months ended April 2, 2006. We anticipate that capital expenditures will be approximately $5 million in fiscal 2007, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized under the program totaled 3,639,395 at April 1, 2007. A total of 3,360,387 shares have been repurchased as of April 1, 2007, at a cost of approximately $125.9 million.  During the nine months ended April 1, 2007, 101,900 shares were repurchased at a cost of approximately $3.9 million.  Funding for the repurchases was provided by cash flow from operations. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2007. There were no outstanding borrowings under the Line of Credit at April 1, 2007 or July 2, 2006. Interest on borrowings under the Line of Credit are at varying rates based on the London Interbank Offering Rate or the bank’s prime rate. We believe that the Line of Credit is adequate, along with cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

Up until the past 18 months, we have not been significantly impacted by general inflationary pressures over the last several years. However, in addition to rising health care costs, which have increased our cost of employee medical coverage, we have been impacted by increases in the market price of zinc, brass and magnesium over the past 18 months and inflation in Mexico, which impacts the U.S. dollar costs of our Mexican operations. We do not hedge against our Mexican peso exposure.

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

    The VAST investments are accounted for using the equity method of accounting. The activities related to the joint ventures resulted in a gain to STRATTEC of approximately $210,000 during the nine months ended April 1, 2007 and a gain of approximately $140,000 during the nine months ended April 2, 2006.

The Company has entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest. The joint venture was created to establish injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC de Mexico, LLC (“ASDM”), a Delaware limited liability company, was formed on October 27, 2006. An additional Mexican entity, which is wholly owned by ASDM, was formed on February 21, 2007. It is anticipated that ASDM production activities will begin in July 2007. Start-up costs for ASDM are being incurred. ASDM's financial results are consolidated with the financial results of STRATTEC.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will be effective for us at the end of our current fiscal year. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

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

Cyclicality and Seasonality in the Automotive Market - The automotive market is highly cyclical and is dependent on consumer spending and to a certain extent on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production could adversely impact our net sales and net income. We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

Foreign Operations - As discussed under Joint Ventures, we have joint venture investments in Mexico, Brazil and China. These operations are currently not material. However, as these operations expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

Currency Exchange Rate Fluctuations - We incur a portion of our expenses in Mexican pesos. Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on our financial results.

Sources of and Fluctuations in Market Prices of Raw Materials - Our primary raw materials are high-grade zinc, brass, magnesium, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results if the increased raw material costs cannot be recovered from our customers.

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

Highly Competitive Automotive Supply Industry - The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger than STRATTEC and have greater financial and technology capabilities. Our products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased sales and profitability. Some of our major customers have also announced that they will be reducing their supply base. This could potentially result in the loss of these customers and consolidation within the supply base. The loss of any of our major customers could have a material adverse effect on our existing and future net sales and net income.

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

Program Volume and Pricing Fluctuations - We incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles. While we attempt to establish the price of our products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, our net sales and net income may be adversely affected. We cannot predict our customers’ demands for the products we supply either in the aggregate or for particular reporting periods.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which would expose us to significant market risk. We have not had outstanding borrowings since December 1997. To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings. There is therefore no significant exposure to market risk for changes in interest rates. However, we are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our Mexican operations. A material increase in the value of the Mexican peso relative to the U.S. dollar would increase our expenses and therefore, could adversely affect our profitability.

Item 4 - Controls and Procedures

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

Item 1 - Legal Proceedings

In the normal course of business, we may be involved in various legal proceedings from time to time. We do not believe we are currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on our financial statements.

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors,” of our 2006 Annual Report on Form 10-K. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds -

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized under the program. The program currently authorizes the repurchase of up to 3,639,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through April 1, 2007, a total of 3,360,387 shares have been repurchased at a cost of approximately $125.9 million.

No repurchases were made under the program during the quarter ended April 1, 2007.

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits

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

Date:  May 8, 2007     By   /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)