Form 10-K
period 2007-07-01
STRATTEC SECURITY CORP
filed 2007-08-30
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 1, 2007.

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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405. ☐Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 29, 2006 (the last business day of the Registrant’s most recently completed second quarter), was approximately $161,442,000 (based upon the last reported sale price of the Common Stock at December 29, 2006, on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
On August 5, 2007, there were outstanding 3,519,185 shares of $.01 par value Common Stock.

Documents Incorporated by Reference

Part of the Form 10-K
Document	into which incorporated
Portions of the Annual Report to Shareholders for the fiscal year ended July 1, 2007.	I, II, IV

Portions of the Proxy Statement dated August 30, 2007, for the Annual Meeting of Shareholders to be held on October 9, 2007.	III
PROSPECTIVE INFORMATION
A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2007 Annual Report to Shareholders and the Company’s Proxy Statement, dated August 30, 2007, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could.” These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-K. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.
The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under ‘Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference in Item 1A of this report and in the Company’s other filings with the Securities and Exchange Commission.
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

PART I
Item 1. Business
The information set forth under “Company Description” which appears on pages 5 through 10 of the Company’s 2007 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under “Notes to Financial Statements-Export Sales” included on page 35 of the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference.
Emerging Technologies
Automotive vehicle access systems, which are both theft deterrent and consumer friendly, are being developed as electro-mechanical devices. Electronic companies are developing user identification systems such as bio-systems, card holder (transmitter) systems, etc., while mechanical locks, keys, housings, and latches are evolving to accommodate the electronics. This will result in more secure vehicles and eventually accommodate passive entry and passive start systems. The Company believes it is positioning itself as a vehicle access control supplier by building its product, engineering and manufacturing expertise in the required electro-mechanical products, which include vehicle access latches, keys with remote entry electronic systems, and housing-ignition systems with passive start capabilities.
These technologies benefit the Company by increasing the potential customer base as a Tier 2 supplier while attaining Tier 1 status on some product lines and adding additional product line availability.
Sources and Availability of Raw Materials
The primary raw materials used by the Company are high-grade zinc, brass, magnesium, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included on page 17 of the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference.
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

Dependence Upon Significant Customers
A very significant portion of the Company’s annual sales are to General Motors Corporation, Delphi Corporation, Ford Motor Company, and DaimlerChrysler Corporation. These four customers accounted for approximately 80 percent, 80 percent and 82 percent of the Company’s total net sales in each fiscal year 2007, 2006 and 2005, respectively. Further information regarding sales to the Company’s largest customers is set forth under the caption “Risk Factors — Loss of Significant Customers, Vehicle Content and Market Share” included on page 17 of the Company’s 2007 Annual Report to Shareholders and “Notes to Financial Statements-Sales and Receivable Concentration” included on page 35 of the Company’s 2007 Annual Report to Shareholders, both of which are incorporated herein by reference.
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
The Company has recently added resources and increased its emphasis on the New Domestic and the Tier 1 customer base.
Sales and Marketing
The Company provides its customers with engineered locksets, steering column lock housings and latches, which are unique to specific vehicles. Any given vehicle will typically take 1 to 3 years of development and engineering design time prior to being offered to the public. The locksets, lock housings and latches are designed concurrently with the vehicle. Therefore, commitment to the Company as the production source occurs 1 to 3 years prior to the start of production. The Company employs an engineering staff that assists in providing design and technical solutions to its customers. The Company believes that its engineering expertise is a competitive advantage and contributes toward its strong market position. For example, the Company believes it regularly provides innovative design proposals for new model ignition locks, door locks, tailgate latches and ignition lock housings to its customers that will improve vehicle security system quality, theft deterrence and system cost.
The typical process used by automotive manufacturers in selecting a lock, lock housing or latch supplier is to offer the business opportunity to the Company and several of the Company’s competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, a commitment is made for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year. Production quantity releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a “Just-in-Time” supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.
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
As locks become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge the Company. To address this, the Company has strengthened its electrical engineering knowledge and service. It is also working with several electronics suppliers to jointly develop and supply these advanced products.

The Company’s lockset and housing competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech, Valeo, Honda Lock, Methode, and Shin Chang. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included on page 18 of the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference.
Research and Development
The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2007, 2006, and 2005, the Company spent approximately $1,500,000, $2,300,000, and $2,000,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and anticipates increasing such expenditures in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company’s interests resulting from these activities.
Customer Tooling
The Company incurs costs related to tooling used in component production and assembly. See the information set forth under “Notes to Financial Statements-Customer Tooling in Progress” included on page 24 of the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference.
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
As discussed in “Notes to Financial Statements-Commitments and Contingencies” included on pages 28 and 29 of the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from a former above-ground solvent storage tank located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.
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
Employees
At July 1, 2007, the Company had approximately 2,150 full-time employees, of which approximately 246 or 11% percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility. In June 2005, a new contract with the unionized associates was ratified and is effective through June 29, 2008. During June 2001, there was a 16-day strike by the represented employees at the Company’s Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors-Disruptions Due to Work Stoppages and Other labor Matters” included on pages 17 and 18 of the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by reference.

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
Item 1A. Risk Factors
The information set forth under “Risk Factors” which appears on pages 17 and 18 of the Company’s 2007 Annual Report to Shareholders is incorporated herein by reference.
Item 1B. Unresolved Staff Comments
Not Applicable
Item 2. Properties
The Company has three manufacturing plants, one warehouse, and a sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Headquarters and General Offices; Component
	Manufacturing, Assembly and Service Parts Distribution	352,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	97,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices, Key Finishing, Injection Molding and Assembly
	Operations	62,000	Leased
El Paso, Texas	Finished Goods Warehouse	38,000	Leased**
Troy, Michigan	Sales and Engineering Office for Detroit Customer Area	6,000	Leased**

**	Leased unit within a complex.
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized under the program, most recently in February 2006 when an additional 200,000 shares was authorized for repurchase. The program currently authorizes the repurchase of up to 3,639,395 shares of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through July 1, 2007, a total of 3,384,700 shares have been repurchased at a cost of approximately $127.1 million.

Issuer Purchases of Equity Securities:

	Total	Average	Total Number	Maximum Number
	Number	Price	Of Shares Purchased	Of Shares that May
	Of Shares	Paid Per	As Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
April 2, 2007 – May 6, 2007	—	—	—	279,008
May 7, 2007 – June 3, 2007	12,513	$47.31	12,513	266,495
June 4, 2007 – July 1, 2007	11,800	$47.55	11,800	254,695

Total	24,313	$47.42	24,313	254,695
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “STRT.”
The information set forth under “Financial Summary – Quarterly Financial Data (Unaudited)” included on page 39 of the Company’s 2007 Annual Report to Shareholders is incorporated herein by reference.
Item 6. Selected Financial Data
The information set forth under “Five Year Financial Summary” which appears on page 39 of the Company’s 2007 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth under “Management’s Discussion and Analysis” which appears on pages 11 through 18 of the Company’s 2007 Annual Report to Shareholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company did not hold any market risk sensitive instruments during the period covered by this report.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of Grant Thornton LLP dated August 21, 2007, the report of management on internal control over financial reporting and the report of Grant Thornton LLP on internal control over financial reporting dated August 21, 2007, which appear on pages 19 through 38 of the Company’s 2007 Annual Report to Shareholders, are incorporated herein by reference.
Our quarterly results of operations is included under “Financial Summary-Quarterly Financial Data (Unaudited)” which appears on page 39 of the Company’s 2007 Annual Report to Shareholders is incorporated herein by reference.
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
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The report of management required under this Item 9a is included on page 36 of the Company’s 2007 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.
The attestation report required under this Item 9a is included on page 37 of the Company’s 2007 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
Item 9B. Other Information
Effective August 24, 2007, the Company amended the Economic Value Added Plan for Executive Officers and Senior Managers (the “Executive EVA Plan”) and the Economic Value Added Plan for Non-Employee Members of the Board of Directors (the “Director EVA Plan”), the purposes of which are to provide incentive compensation to certain key employees, including all executive officers, and non-employee members of the Company’s board of directors in a form which relates the financial reward to an increase in the value of the Company to its shareholders. Copies of the amended Executive EVA Plan and amended Director EVA Plan are attached hereto as exhibits and are incorporated herein by reference.
The amendments to the Executive EVA Plan modify the plan as follows:
•	Under the Executive EVA plan as previously amended on August 22, 2006, a participant could not receive a bonus payment even if the individual participant met their own personal objectives if no bonuses were to be paid to participants in the Company’s Economic Value Added Bonus Plan for Salaried Employees or Economic Value Added Bonus Plan for Represented Employee Associates because the Company’s performance factor was below zero. This restriction has been eliminated so that individual performance can be rewarded based on the participants meeting his or her personal objectives.

•	A participant’s Bonus Bank balance may not be negative.

•	The plan no longer excludes cash and investments in determining the Company’s level of capital employed in its business. Additionally, the plan assumes that the Company’s capital structure is 80% equity and 20% debt. Using this assumed capital structure, the Company’s cost of capital under the amended plan has been set at 10% for fiscal 2008. The Company’s Compensation Committee will review the Company’s cost of capital annually prior to each fiscal year.

•	The EVA plan target for fiscal year 2008 was set at $1,154,000.

•	The EVA leverage factor under the plan was reduced from 5% to 3%. The EVA leverage factor for the plan for fiscal year 2008 was set at $3,316,000.
The amendments to the Director EVA Plan modify the plan as follows:
•	The plan no longer excludes cash and investments in determining the Company’s level of capital employed in its business. Additionally, the plan assumes that the Company’s capital structure is 80% equity and 20% debt. Using this assumed capital structure, the Company’s cost of capital under the amended plan has been set at 10% for fiscal 2008. The Company’s Compensation Committee will review the Company’s cost of capital annually prior to each fiscal year.

•	The EVA plan target for fiscal year 2008 was set at $1,154,000.

•	The EVA leverage factor under the plan was reduced from 5% to 3%. The EVA leverage factor for the plan for fiscal year 2008 was set at $3,316,000.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information on pages 2, 3, 5, 6, 9 through 11 and 14 of the Company’s Proxy Statement, dated August 30, 2007, under “Proposal: Election of Directors,” “Code of Business Ethics,” “Audit Committee Financial Expert,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Director Nominations” is incorporated herein by reference.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of four outside independent Directors, Michael J. Koss, Audit Committee Chairman, Robert Feitler, Frank J. Krejci and David R. Zimmer.
Item 11. Executive Compensation
The information on pages 15 through 36 of the Company’s Proxy Statement, dated August 30, 2007, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.
The information incorporated by reference from “Report of Compensation Committee” in the Company’s Proxy Statement, dated August 30, 2007, shall not be deemed “Filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Security Exchange Act of 1933, except as shall be expressly set forth by specific reference in such filing.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information on pages 12 through 14 of the Company’s Proxy Statement, dated August 30, 2007, under “Security Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes share information, as of July 1, 2007, for the Company’s Stock Incentive Plan.

	Number of		Number of
	common shares to be		common shares
	issued upon exercise	Weighted-average	available for future
	of outstanding	exercise price of	issuance under
	options,	outstanding options,	equity
Plan Category	warrants, and rights	warrants, and rights	compensation plans
Equity compensation plans approved by shareholders	235,420	$58.71	342,823
Equity compensation plans not approved by shareholders	—	—	—

Total	235,420	$58.71	342,823

Item 13. Certain Relationships and Related Transactions and Director Independence
The information on page 37 of the Company’s Proxy Statement, dated August 30, 2007, under “Executive Compensation” and “Director Independence” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information on page 8 of the Company’s Proxy Statement, dated August 30, 2007, under “Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)	(i) Financial Statements — The following financial statements of the Company, included on pages 19 through 38 of the Company’s 2007 Annual Report to Shareholders, are incorporated by reference in Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — as of July 1, 2007 and July 2, 2006

Consolidated Statements of Income — years ended July 1, 2007, July 2, 2006 and July 3, 2005

Consolidated Statements of Shareholders’ Equity – years ended July 1, 2007, July 2, 2006 and July 3, 2005

Consolidated Statements of Cash Flows — years ended July 1, 2007, July 2, 2006 and July 3, 2005

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
Date: August 30, 2007
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold M. Stratton II Harold M. Stratton II	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)	August 30, 2007

/s/ Frank J. Krejci Frank J. Krejci	Director	August 21, 2007

/s/ Michael J. Koss Michael J. Koss	Director	August 21, 2007

/s/ Robert Feitler Robert Feitler	Director	August 21, 2007

/s/ David R. Zimmer David R. Zimmer	Director	August 21, 2007

/s/ Patrick J. Hansen Patrick J. Hansen	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 30, 2007

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

Exhibit
3.1 (2)	Amended and Restated Articles of Incorporation of the Company	*

3.2 (9)	By-laws of the Company	*

4.1 (11)	Promissory Note dated November 1, 2006 by and between the Company and M&I Bank	*

10.1 (9) **	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan	*

10.2 (9) **	Form of Restricted Stock Grant Agreement	*

10.3 (3) (4) (5) (6)(7)(8) (12)**	Employment Agreements between the Company and the identified executive officers	*

10.4 (1) (3) (4)(5) (6)(7)(8) (12)**	Change In Control Agreements between the Company and the identified executive officers	*

10.5 **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive Officers and Senior Managers

10.6 **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Non-employee Members of the Board of Directors

10.7 (10) **	Amended STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*

13	Annual Report to Shareholders for the year ended July 1, 2007

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm dated August 21, 2007

31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (13)	18 U.S.C. Section 1350 Certifications

*	Previously filed

**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.

(2)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

(3)	Incorporated by reference from the June 27, 1999 Form 10-K filed on September 17, 1999.

(4)	Incorporated by reference from the July 1, 2001 Form 10-K filed on September 4, 2001.

(5)	Incorporated by reference from the June 30, 2002 Form 10-K filed on August 28, 2002.

(6)	Incorporated by reference from the June 29, 2003 Form 10-K filed on August 28, 2003.

(7)	Incorporated by reference from the September 26, 2004 Form 10-Q filed on November 2, 2004.

(8)	Incorporated by reference from the March 27, 2005 Form 10-Q filed on April 29, 2005.

(9)	Incorporated by reference from the Form 8-K filed on October 7, 2005.

(10)	Incorporated by reference from the January 1, 2006 Form 10-Q filed on February 7, 2006.

(11)	Incorporated by reference from the December 31, 2006 Form 10-Q filed on February 1, 2007.

(12)	Incorporated by reference from the April 1, 2007 Form 10-Q filed on May 8, 2007.

(13)	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.