Form 10-Q
period 2007-09-30
STRATTEC SECURITY CORP
filed 2007-11-06
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large Accelerated filer  ___          Accelerated filer     X          Non-accelerated filer  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ___    NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,519,293 shares outstanding as of September 30, 2007.

STRATTEC SECURITY CORPORATION
FORM 10-Q
September 30, 2007

INDEX

Page
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

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under the caption “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended July 1, 2007.

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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Three Months Ended
	September 30, 2007	October 1, 2006

Net sales	$42,739	$38,050

Cost of goods sold	34,345	32,768

Gross profit	8,394	5,282

Engineering, selling and administrative
expenses	5,793	5,056

Income from operations	2,601	226

Interest income	913	922
Other income, net	308	28
Minority Interest	49	--

Income before provision for income taxes	3,871	1,176

Provision for income taxes	1,452	435

Net income	$2,419	$741

Earnings per share:
Basic	$0.69	$0.21
Diluted	$0.69	$0.21

Average shares outstanding:
Basic	3,519	3,598
Diluted	3,525	3,600

Cash dividends per share	$1.15	--

 The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Share Amounts)

	September 30, 2007	July 1, 2007
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$60,823	$65,491
Receivables, net	25,641	26,890
Inventories-
Finished products	3,675	2,660
Work in process	5,129	4,522
Purchased Materials	5,128	4,813
LIFO adjustment	(4,400)	(4,829)
Total inventories	9,532	7,166
Other current assets	13,788	13,017
Total current assets	109,784	112,564
Deferred income taxes	2,420	2,117
Investment in joint ventures	2,988	2,813
Prepaid pension obligations	5,666	4,385
Other long-term assets	38	41

Property, plant and equipment	113,956	112,920
Less: accumulated depreciation	(87,453)	(86,394)
Net property, plant and equipment	26,503	26,526
	$147,399	$148,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,380	$16,575
Accrued Liabilities:
Payroll and benefits	6,660	6,280
Environmental reserve	2,653	2,655
Other	7,708	5,971
Total current liabilities	31,401	31,481
Accrued pension obligations	2,936	2,855
Accrued postretirement obligations	10,667	10,576

Minority interest	862	574

Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value,
issued 6,887,757 shares at September 30, 2007 and July 1, 2007	69	69
Capital in excess of par value	78,436	78,122
Retained earnings	164,259	165,928
Accumulated other comprehensive loss	(14,416)	(14,341)
Less: treasury stock, at cost (3,368,464 shares at September 30,
2007 and 3,368,619 shares at July 1, 2007)	(126,815)	(126,818)
Total shareholders' equity	101,533	102,960
	$147,399	$148,446

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,	October 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,419	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(61)	-
Depreciation	1,738	1,749
Stock-based compensation expense	313	193
Change in operating assets and liabilities:
Receivables	1,234	5,254
Inventories	(2,366)	1,028
Other assets	(2,381)	(1,336)
Accounts payable and accrued liabilities	94	(4,812)
Other, net	(218)	99
Net cash provided by operating activities	772	2,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,746)	(915)
Proceeds received on sale of property, plant and equipment	--	21
Net cash used in investing activities	(1,746)	(894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(3,326)
Dividends paid	(4,050)	-
Exercise of stock options and employee stock purchases	7	9
Contribution from minority interest	349	--
Net cash used in financing activities	(3,694)	(3,317)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,668)	(1,295)

CASH AND CASH EQUIVALENTS
Beginning of period	65,491	65,712
End of period	$60,823	$64,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$188	$891
Interest paid	--	--

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, door handles and related access control products for North American automotive customers, and for global automotive manufacturers through the VAST Alliance in which we participate with WITTE Automotive of Velbert, Germany and ADAC Plastics, Inc. of Grand Rapids, Michigan.  STRATTEC’s history in the automotive business spans nearly 100 years.  The accompanying financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, and its majority owned subsidiary, ADAC-STRATTEC de Mexico, LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico and STRATTEC Componentes Automotrices are located in Juarez, Mexico.  ADAC-STRATTEC de MEXICO, LLC has operations in El Paso, Texas and Juarez, Mexico.  Equity investments for which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

In the opinion of management, the accompanying condensed consolidated balance sheet as of July 1, 2007, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2007 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 30, 2007.

Certain reclassifications have been made to the 2007 interim financial statements to conform to the 2008 presentation.

Income Taxes

We or one of our subsidiaries files income tax returns in the United States (Federal), Wisconsin (state), Michigan (state) and various other state and foreign jurisdictions.  We are not currently subject to income tax examinations in any of our significant tax jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2004 through 2007 for Federal, fiscal 2003 through 2007 for most states and calendar 2002 through 2006 for foreign jurisdictions.

We adopted the provisions for FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 2, 2007.  As a result of the implementation of FIN 48, we did not recognize a significant change in the liability for unrecognized tax benefits.  The total liability for unrecognized tax benefits was $1.1 million as of July 2, 2007.  This liability includes approximately $87,000 of accrued interest.  The liability does not include an amount for accrued penalties.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $760,000.  We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no material change in the amount of unrecognized tax benefits during the first three months ended September 30, 2007.

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

	Three Months Ended
	September 30, 2007			October 1, 2006
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$2,419	3,519	$0.69	$741	3,598	$0.21
Stock-Based Compensation		6			2
Diluted Earnings Per Share	$2,419	3,525	$0.69	$741	3,600	$0.21

As of September 30, 2007, options to purchase 182,680 shares of common stock at a weighted-average exercise price of $59.29 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of October 1, 2006, options to purchase 245,820 shares of common stock at a weighted-average exercise price of $58.92 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income

Comprehensive income is presented in the following table (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
Net Income	$2,419	$741
Change in Cumulative Translation Adjustments, net	(75)	201
Total Comprehensive Income	$2,344	$942

Stock-based Compensation

We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of September 30, 2007 were 390,463.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers and specified employees under our stock incentive plan.  Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted.  Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors.  The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant.  The options vest 1 to 3 years after the date of grant.  Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted.  Restricted shares granted have voting and dividend rights.  The restricted stock granted vests 3 years after the date of grant.

We account for stock options and restricted stock issued under our stock incentive plan in accordance with Statement of Financial Accounting Standards (‘SFAS’) No. 123(R), “Share-based Payments”.   The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model.  The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight line basis over the vesting period for the entire award.  The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant.  The resulting compensation cost is amortized on a straight line basis over the vesting period.

A summary of stock option activity under the plan for the three months ended September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 1, 2007	235,420	$58.71
Granted	--	--
Exercised	--	--
Expired	(47,640)	$58.59
Forfeited	--	--
Outstanding, September 30, 2007	187,780	$58.74	4.1	$39
Exercisable, September 30, 2007	143,440	$58.16	4.3	$39

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three month periods presented is as follows (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
Intrinsic Value of Options Exercised	$--	$--
Fair Value of Stock Options Vesting	$197	$658

A summary of restricted stock activity under the plan for the three months ended September 30, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 1, 2007	19,400	$45.56
Granted	10,000	$47.78
Vested	--	--
Forfeited	--	--
Nonvested Balance, September 30, 2007	29,400	$46.32

As of September 30, 2007, there was $82,000 of total unrecognized compensation cost related to stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .4 years.  As of September 30, 2007, there was $730,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 1.2 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Pension and Other Postretirement Benefits

We have a noncontributory defined benefit pension plan covering substantially all U.S. associates.  Benefits are based on years of service and final average compensation. Our policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities.   We have a noncontributory supplemental executive retirement plan (SERP), which is a nonqualified defined benefit plan.  The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation.  The SERP is being funded through a rabbi trust with M&I Trust Company.  We also sponsor a postretirement health care plan for all of our U.S. associates hired prior to June 2, 2001.  The expected cost of retiree health care benefits is recognized during the years that the associates who are covered under the plan render service. The postretirement health care plan is unfunded.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$505	$494	$55	$55
Interest cost	1,170	1,087	179	172
Expected return on plan assets	(1,553)	(1,337)	-	-
Amortization of prior service cost	16	16	(94)	(94)
Amortization of unrecognized net loss	161	118	176	160
Net periodic benefit cost	$299	$378	$316	$293

          Voluntary contributions made to the qualified pension plan totaled $1.5 million during the three months ended September 30, 2007 and during the three months ended October 1, 2006.  Additional contributions of $1.5 million were made subsequent to September 30, 2007.  No additional contributions are anticipated to be made during the remainder of fiscal 2008.

Item 2
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2007 Annual Report.  Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 30, 2007 compared to the three months ended October 1, 2006

Net sales for the three months ended September 30, 2007 were $42.7 million compared to net sales of $38.1 million for the three months ended October 1, 2006.  Sales to our largest customers overall increased in the current quarter compared to the prior year quarter.  Sales to General Motors Corporation were $12.5 million in the current quarter compared to $7.9 million in the prior year quarter.  The increase is due to higher product content on certain General Motors’ vehicles, the takeover of certain passenger car lockset production from another supplier and price adjustments received to partially recover raw material cost increases.  Sales to Ford Motor Company increased to $5.5 million in the current quarter from $4.6 million in the prior year quarter due to higher product content and higher production on the vehicles we supply.  Sales to Chrysler LLC decreased during the current quarter to $10.6 million from $12.5 million in the prior year quarter due to reduced component content.  Sales to Delphi Corporation were $4.0 million in the current quarter compared to $4.5 million in the prior year quarter.  This decrease is primarily due to reduced component content, which was partially offset by price adjustments received to partially recover raw material cost increases.  Sales during the month of September were weaker than anticipated for the above four customers.  Subsequent to the end of the quarter, these customers announced production cuts that will affect our second fiscal quarter ending December 30, 2007.  Sales to our industrial products and aftermarket customers increased during the current quarter.  The sales increase to these customers was primarily due to increased volumes and price adjustments received from some of these customers to partially recover raw material cost increases.

Gross profit as a percentage of net sales was 19.6 percent in the current quarter compared to 13.9 percent in the prior year quarter.  The increase in gross profit margin was primarily attributed to raw material price adjustments received from some of our customers as discussed above in connection with our net sales, a more favorable sales content mix, higher levels of production as a result of increased orders from some of our customers and cost reduction activities.  The primary raw materials used in our business are zinc and brass.  Although the prices paid per pound for zinc and brass were relatively consistent between the current quarter and the prior year quarter, we have been experiencing higher costs for these raw materials over the past 24 months.  We were able to receive price adjustments from some of our customers to partially recover these higher costs.  The cost reduction activities include the move of our service products assembly operation from our Milwaukee, Wisconsin facility to our Juarez, Mexico facilities, which occurred in January 2007.

Engineering, selling and administrative expenses were $5.8 million in the current quarter compared to $5.1 million in the prior year quarter.  This increased expense is primarily attributed to an increase in spending for new product development, an increase in salaries, benefits and related recruiting costs to support awarded customer programs, and higher stock-based compensation costs.

          Income from operations increased to $2.6 million in the current quarter from $226,000 in the prior year quarter.  This increase is primarily the result of an increase in sales and an increase in the gross profit margin as discussed above.

The effective income tax rate for the current quarter was 37.5 percent compared to 37.0 percent in the prior year quarter.  The overall effective tax rate differs from the Federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

Cash flow generated from operating activities was $772,000 during the three months ended September 30, 2007 compared to $2.9 million during the three months ended October 1, 2006.  Operating cash flow results were impacted by increases in LIFO inventory balances in the current quarter as compared to a reduction in the prior year quarter and improved profitability in the current year period.  LIFO inventory balances increased $2.4 million in the current quarter and decreased $1.0 million during the prior year quarter.  The prior year quarter reduction was primarily due to reduced production resulting from reduced sales, while the current quarter increase is consistent with increased production associated with the increased sales. Contributions to the qualified pension fund totaled $1.5 million in both the current and the prior year period.

Accounts receivable balances decreased $1.2 million from the July 1, 2007 balance.  This decrease is primarily the result of decreased sales during the current quarter as compared to the quarter ended July 1, 2007.  We typically experience decreased sales during the first fiscal quarter due to scheduled customer plant shut-downs and new model changeovers.  There was also a reduction in accounts payable balances of $2.2 million and an increase in other current liabilities of $1.7 million from the July 1, 2007 balance.  The change in the accounts payable balances is based on the timing of payments to our suppliers in accordance with our normal payment terms.  The change in other current liabilities is due to the amount and timing of income tax payments.

Capital expenditures during the three months ended September 30, 2007, were $1.7 million compared to expenditures of $915,000 during the three months ended October 1, 2006.  We anticipate that capital expenditures will be approximately $7 million to $8 million in fiscal 2008, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,639,395 at September 30, 2007.  A total of 3,384,700 shares have been repurchased as of September 30, 2007, at a cost of approximately $127.1 million.  During the three months ended September 30, 2007, no shares were repurchased.  Funding for the repurchases was provided by cash flow from operations.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations.

On August 21, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share and a special one-time cash dividend of $1.00 per common share, both payable on October 1, 2007 to shareholders of record as of September 14, 2007.  The dividend totaled approximately $4.1 million.  The dividend was funded on September 28, 2007 from current cash balances.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2008.  There were no outstanding borrowings under the Line of Credit at September 30, 2007 or October 1, 2006.  Interest on borrowings under the Line of Credit are at varying rates based on the London Interbank Offering Rate or the bank’s prime rate.  We believe that the Line of Credit is adequate, along with cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

Up until the past 21 months, we have not been significantly impacted by general inflationary pressures over the last several years.  However, in addition to rising health care costs, which have increased our cost of employee medical coverage, we have been impacted by increases in the market price of zinc, brass and magnesium over the past 21 months and inflation in Mexico, which impacts the U.S. dollar costs of our Mexican operations.  We do not hedge against our Mexican peso exposure.

Joint Ventures

          We participate in certain Alliance Agreements with WITTE Automotive (“WITTE”) and ADAC Automotive (“ADAC”).  WITTE, of Velbert, Germany, is a privately held automotive supplier.  WITTE designs, manufactures and markets components including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners.  WITTE’s primary market for these products has been Europe.  ADAC, of Grand Rapids, Michigan, is a privately held automotive supplier and manufactures engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes.

          The Alliance provides a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe.  Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell the companies’ products in areas of the world outside of North America and Europe.

          VAST LLC participates in joint ventures in Brazil and China.  VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., was formed to service customers in South America.  VAST Fuzhou and VAST Great Shanghai, joint ventures between VAST LLC, Fortitude Corporation and a unit of Elitech Technology Co. Ltd. of Taiwan, are the base of operations to service our automotive customers in the Asian market.

          The VAST investments are accounted for using the equity method of accounting.  The activities related to the joint ventures resulted in a gain to STRATTEC of approximately $146,000 during the three months ended September 30, 2007 and a gain of approximately $74,000 during the three months ended October 1, 2006.

          In 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  ADAC-STRATTEC de MEXICO, LLC (“ASdM”), a Delaware limited liability company, was formed on October 27, 2006.  An additional Mexican entity, which is wholly owned by ASdM, was formed on February 21, 2007.  ASdM production activities began in July 2007.  ASdM’s financial results are consolidated with the financial results of STRATTEC and resulted in a net loss to STRATTEC of $61,000 during the three months ended September 30, 2007.

Critical Accounting Policies

The Company believes the following represents its critical accounting policies:

Pension and Postretirement Health Benefits– Pension and postretirement health obligations and costs are developed from actuarial valuations.  The determination of the obligation and expense for pension and postretirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in the Notes to Financial Statements in our 2007 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs.  Actual results that differ from these assumptions are deferred and, under certain circumstances, amortized over future periods.  While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect our pension and postretirement health obligations and future expense.

Other Reserves– We have reserves such as an environmental reserve, an incurred but not reported claim reserve for self-insured health plans, a workers’ compensation reserve, an allowance for doubtful accounts related to trade accounts receivable and a repair and maintenance supply parts reserve.  These reserves require the use of estimates and judgment with regard to risk exposure, ultimate liability and net realizable value.  We believe such reserves are estimated using consistent and appropriate methods.  However, changes to the assumptions could materially affect the recorded reserves.

Stock-Based Compensation– We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-based Payments.”  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility of our stock, the amount of share-based awards that are expected to be forfeited and the expected term of awards granted.  We estimate the fair value of stock options granted using the Black-Scholes option valuation model.  We amortize the fair value of all awards on a straight-line basis over the vesting periods.  The expected term of awards granted represents the period of time they are expected to be outstanding.  We determine the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules.  We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of our common stock.  The volatility factor used in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected term of the award.  We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. We use historical data to estimate pre-vesting option forfeitures.  We record stock-based compensation only for those awards that are expected to vest.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Risk Factors

We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Corporation, Ford Motor Company, Chrysler LLC and Delphi Corporation represent approximately 80 percent of our annual sales.  The contracts with these customers provide for supplying the customer’s requirements for a particular model.  The contracts do not specify a specific quantity of parts.  The contracts typically cover the life of a model, which averages approximately four to five years.  Components for certain customer models may also be "market tested" annually.  Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could have a material adverse effect on our existing and future revenues and net income.

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

Cost Reduction – There is continuing pressure from our major customers to reduce the prices we charge for our products.  This requires us to generate cost reductions, including reductions in the cost of components purchased from outside suppliers.  If we are unable to generate sufficient production cost savings in the future to offset pre-programmed price reductions, our gross margin and profitability will be adversely affected.

Cyclicality and Seasonality in the Automotive Market – The automotive market is highly cyclical and is dependent on consumer spending and to a certain extent on customer sales incentives.  Economic factors adversely affecting consumer demand for automobiles and automotive production, such as rising fuel costs, could adversely impact our net sales and net income.  We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

Foreign Operations – As discussed under Joint Ventures, we have joint venture investments in Mexico, Brazil and China.  These operations are currently not material.  However, as these operations expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

     Currency Exchange Rate Fluctuations – We incur a portion of our expenses in Mexican pesos.  Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on our financial results.

     Sources of and Fluctuations in Market Prices of Raw Materials – Our primary raw materials are high-grade zinc, brass, magnesium, aluminum, steel and plastic resins.  These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component.  We believe our sources of raw materials are reliable and adequate for our needs.  However, the development of future sourcing issues related to using alternative raw materials and to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results if the increased raw material costs cannot be recovered from our customers.

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces.  Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles.  For example, strikes by the United Auto Workers led to a shut-down of most of General Motors Corporation’s North American assembly plants in June and July of 1998.  A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized.  A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements.  The current contract with the unionized associates is effective through June 29, 2008.  We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results.

   Environmental and Safety Regulations – We are subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations.  These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended).  We have an environmental management system that is ISO-14001 certified.  We believe that our existing environmental management system is adequate for current and anticipated operations and we have no current plans for substantial capital expenditures in the environmental area.  An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a former above-ground solvent storage tank, located on the east side of the facility.  The contamination occurred in 1985.  This is being monitored in accordance with federal, state and local requirements.  We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements.  However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.

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

      Program Volume and Pricing Fluctuations – We incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles.  While we attempt to establish the price of our products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, our net sales and net income may be adversely affected.  We cannot predict our customers’ demands for the products we supply either in the aggregate or for particular reporting periods.

      Investments in Customer Program Specific Assets – We make investments in machinery and equipment used exclusively to manufacture products for specific customer programs.  This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets and may have a material adverse effect on our financial results.

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

Item 1A. - Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors,” of our 2007 Annual Report on Form 10-K.  Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized under the program.  The program currently authorizes the repurchase of up to 3,639,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through September 30, 2007, a total of 3,384,700 shares have been repurchased at a cost of approximately $127.1 million.

No repurchases were made under the program during the quarter ended September 30, 2007.

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders – None

Item 5 Other Information - None

Item 6 Exhibits

(a)	Exhibits

4.4	Promissory Note dated as of November 1, 2007 by and between the Company and M&I Bank
10.5 (1)	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive Officers and Senior Managers
10.6 (1)	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Non-employee Members of the Board of Directors
31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (2)	18 U.S.C. Section 1350 Certifications
____________________
(1)     Incorporated by reference from the July 1, 2007 Form 10-K filed on August 30, 2007.
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
Date:  November 6, 2007
By  /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)