Form 10-Q
period 2007-12-30
STRATTEC SECURITY CORP
filed 2008-02-01
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

or

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

Common stock, par value $0.01 per share: 3,493,906 shares outstanding as of December 30, 2007.

STRATTEC SECURITY CORPORATION
FORM 10-Q
December 30, 2007

INDEX

		Page
Part I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4	Controls and Procedures	18

Part II - OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	19
Item 4	Submission of Matters to a Vote of Security Holders	19
Item 5	Other Information	19
Item 6	Exhibits	19

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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Net sales	$39,908	$37,913	$82,647	$75,963
Cost of goods sold	33,002	32,873	67,347	65,641
Gross profit	6,906	5,040	15,300	10,322
Engineering, selling and administrative expenses	5,838	4,852	11,631	9,908
Income from operations	1,068	188	3,669	414
Interest income	814	905	1,727	1,827
Other income, net	158	121	466	149
Minority interest	69	-	118	-
Income before provision for income taxes	2,109	1,214	5,980	2,390
Provision for income taxes	786	120	2,238	555
Net income	$1,323	$1,094	$3,742	$1,835
Earnings per share:
Basic	$0.38	$0.31	$1.07	$0.51
Diluted	$0.38	$0.31	$1.06	$0.51
Average Shares Outstanding:
Basic	3,506	3,539	3,513	3,568
Diluted	3,512	3,542	3,518	3,571
Cash dividends per share	$0.15	-	$1.30	-

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Share Amounts)

	December 30,	July 1,
	2007	2007
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$60,242	$65,491
Receivables, net	20,090	26,890
Inventories-
Finished products	4,386	2,660
Work in process	5,084	4,522
Purchased Materials	5,623	4,813
LIFO adjustment	(4,367)	(4,829)
Total inventories	10,726	7,166
Other current assets	13,308	13,017
Total current assets	104,366	112,564
Deferred income taxes	2,420	2,117
Investment in joint ventures	3,201	2,813
Prepaid pension obligations	6,948	4,385
Other long-term assets	35	41

Property, plant and equipment	116,675	112,920
Less: accumulated depreciation	(89,196)	(86,394)
Net property, plant and equipment	27,479	26,526
	$144,449	$148,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,524	$16,575
Accrued Liabilities:
Payroll and benefits	6,903	6,280
Environmental reserve	2,650	2,655
Other	6,496	5,971
Total current liabilities	28,573	31,481
Accrued pension obligations	3,016	2,855
Accrued postretirement obligations	10,623	10,576

Minority interest	775	574

Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,887,757 shares at December 30, 2007 and July 1, 2007	69	69
Capital in excess of par value	78,633	78,122
Retained earnings	165,053	165,928
Accumulated other comprehensive loss	(14,333)	(14,341)
Less: treasury stock, at cost (3,393,851 shares at December 30, 2007 and 3,368,619 shares at July 1, 2007)	(127,960)	(126,818)
Total shareholders' equity	101,462	102,960
	$144,449	$148,446

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	December 30,	December 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,742	$1,835
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(148)	-
Depreciation	3,496	3,517
Stock based compensation expense	492	379
Change in operating assets and liabilities:
Receivables	6,788	6,735
Inventories	(3,560)	1,197
Other assets	(3,171)	(2,424)
Accounts payable and accrued liabilities	(3,457)	(4,522)
Other, net	(342)	132
Net cash provided by operating activities	3,840	6,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	-	(100)
Purchase of property, plant and equipment	(4,474)	(2,292)
Proceeds received on sale of property, plant and equipment	-	21
Net cash used in investing activities	(4,474)	(2,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,146)	(3,922)
Dividends paid	(4,081)	-
Exercise of stock options and employee stock purchases	13	17
Loan from Minority Interest	250	-
Contribution from minority interest	349	-
Net cash used in financing activities	(4,615)	(3,905)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(5,249)	573

CASH AND CASH EQUIVALENTS
Beginning of period	65,491	65,712
End of period	$60,242	$66,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,732	$1,790
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, door handles and related access control products for North American automotive customers, and for global automotive manufacturers through the VAST Alliance in which we participate with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan.  STRATTEC’s history in the automotive business spans nearly 100 years.  The accompanying financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, and its majority owned subsidiary, ADAC-STRATTEC, LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico and STRATTEC Componentes Automotrices are located in Juarez, Mexico.  ADAC-STRATTEC, LLC has operations in El Paso, Texas and Juarez, Mexico.  Equity investments relating to the VAST Alliance for which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity, the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of income, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning after December 15, 2008 and will be effective for us beginning in fiscal 2010.  We do not expect the new standard to have a material impact on our financial position or results of operations.

Income Taxes

          We adopted the provisions for FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 2, 2007.  As a result of the implementation of FIN 48, we did not recognize a significant change in the liability for unrecognized tax benefits.  The total liability for unrecognized tax benefits was $1.1 million as of July 2, 2007.  This liability includes approximately $87,000 of accrued interest.  The liability does not include an amount for accrued penalties.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $760,000.  We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no material change in the amount of unrecognized tax benefits during the six months ended December 30, 2007.

          We or one of our subsidiaries files income tax returns in the United States (Federal), Wisconsin (state), Michigan (state) and various other states, Mexico and other foreign jurisdictions.  We are not currently subject to income tax examinations in any of our significant tax jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2004 through 2007 for Federal, fiscal 2003 through 2007 for most states and calendar 2002 through 2007 for foreign jurisdictions.

The provision for income taxes for the three and six month periods ended December 31, 2006 includes a state refund claim recovery.  The claim recovery, net of the federal income tax impact, was $329,000.

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

	Three Months Ended
	December 30, 2007			December 31, 2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$1,323	3,506	$0.38	$1,094	3,539	$0.31
Stock-Based Compensation		6			3
Diluted Earnings Per Share	$1,323	3,512	$0.38	$1,094	3,542	$0.31

	Six Months Ended
	December 30, 2007			December 31, 2006
		Weighted			Weighted
	Net	Average	Per-Share	Net	Average	Per-Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share	$3,742	3,513	$1.07	$1,835	3,568	$0.51
Stock-Based Compensation		5			3
Diluted Earnings Per Share	$3,742	3,518	$1.06	$1,835	3,571	$0.51

As of December 30, 2007, options to purchase 182,680 shares of common stock at a weighted-average exercise price of $59.29 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of December 31, 2006, options to purchase 242,820 shares of common stock at a weighted-average exercise price of $58.99 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income

Comprehensive income is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Net Income	$1,323	$1,094	$3,742	$1,835
Change in Cumulative Translation
Adjustments, net	(83)	179	(8)	380
Total Comprehensive Income	$1,240	$1,273	$3,734	$2,215

Stock-based Compensation

We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of December 30, 2007 were 380,463.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers and specified employees under our stock incentive plan.  Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted.  Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors.  The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant.  The options vest 1 to 3 years after the date of grant.  Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant.  Restricted shares granted have voting and dividend rights.  The restricted stock grants issued to date vest 3 years after the date of grant.

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

A summary of stock option activity under the plan for the six months ended December 30, 2007 is as follows:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average	Remaining Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding, July 1, 2007	235,420	$58.71
Granted	-	-
Exercised	-	-
Expired	(47,640)	$58.59
Forfeited	-	-
Outstanding, December 30, 2007	187,780	$58.74	3.8	$20
Exercisable, December 30, 2007	143,440	$58.16	4.0	$20

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Intrinsic Value of Options Exercised	$-	$-	$-	$-
Fair Value of Stock Options Vesting	$-	$-	$197	$658

          A summary of restricted stock activity under the plan for the six months ended December 30, 2007 is as follows:
		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance, July 1, 2007	19,400	$45.56
Granted	10,000	$47.78
Vested	-	-
Forfeited	-	-
Nonvested Balance, December 30, 2007	29,400	$46.32

As of December 30, 2007, there was $57,000 of total unrecognized compensation cost related to stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .3 years.  As of December 30, 2007, there was $648,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 1.1 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$504	$493	$55	$55
Interest cost	1,170	1,087	180	172
Expected return on plan assets	(1,553)	(1,337)	-	-
Amortization of prior service cost	16	16	(95)	(95)
Amortization of unrecognized net loss	161	118	176	160
Net periodic benefit cost	$298	$377	$316	$292

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,009	$987	$110	$110
Interest cost	2,340	2,174	358	344
Expected return on plan assets	(3,106)	(2,674)	-	-
Amortization of prior service cost	32	32	(189)	(189)
Amortization of unrecognized net loss	322	236	352	320
Net periodic benefit cost	$597	$755	$631	$585

Voluntary contributions made to the qualified pension plan totaled $3.0 million during both the six month periods ending December 30, 2007 and December 31, 2006.  No additional contributions are anticipated to be made during the remainder of fiscal 2008.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2007 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 30, 2007.  Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended December 30, 2007 compared to the three months ended December 31, 2006

Net sales for the three months ended December 30, 2007 were $39.9 million compared to net sales of $37.9 million for the three months ended December 31, 2006.  Sales to our largest customers overall were flat in the current quarter compared to the prior year quarter.  Sales to General Motors Corporation were $11.9 million in the current quarter compared to $7.4 million in the prior year quarter.  The increase is due to higher product content on certain General Motors’ vehicles, the takeover of certain vehicle lockset production from another supplier and price adjustments received to partially recover raw material cost increases, which we experienced last year.  Sales to Chrysler LLC were $10.0 million during the current quarter compared to $14.3 million in the prior year quarter due to reduced component content and lower vehicle production volumes.   Sales to Delphi Corporation were $3.8 million in the current quarter compared to $4.2 million in the prior year quarter.  Sales to Delphi Corporation were impacted by reduced component content, lower production volumes and price adjustments received to partially recover raw material cost increases, which we experienced last year.  Sales to Ford Motor Company were $4.4 million in the current quarter and $4.3 million in the prior year quarter.  Sales during the quarter were weaker than anticipated for the above four customers due to their production cut-backs.  Subsequently, these customers announced additional production cut-backs that will affect both our sales and profitability for our third fiscal quarter ending March 30, 2008.  Sales of ignition lock housings to other Tier 1 suppliers increased $1.3 million in the current quarter compared to the prior year quarter.

Gross profit as a percentage of net sales was 17.3 percent in the current quarter compared to 13.3 percent in the prior year quarter.  The increase in the gross profit margin is primarily attributed to lower purchased raw material costs for zinc and brass, price increases to recover the higher purchased raw material costs we experienced last year and cost reductions resulting from the move of our service product assembly operation from our Milwaukee, Wisconsin facility to our Juarez, Mexico facilities.  The move of the service product assembly operation took place in January 2007.  In addition, the prior year quarter included a charge for severance and separation costs related to the move of our service product assembly operation.  This reduced the prior year quarter gross profit margin by 1%.  The average zinc price paid per pound decreased to $1.52 in the current quarter from $1.79 in the prior year quarter.  During the current quarter, we used approximately 2.0 million pounds of zinc.  This resulted in decreased zinc costs of approximately $538,000 in the current quarter compared to the prior year quarter.  The average brass price paid per pound decreased to $3.71 in the current quarter from $3.82 in the prior year quarter.  During the current quarter, we used approximately 345,000 pounds of brass.  This resulted in decreased brass costs of approximately $38,000 in the current quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were $5.8 million in the current quarter compared to $4.9 million in the prior year quarter.  This increased expense is primarily attributed to costs associated with hiring additional engineering personnel and new product development.

Income from operations increased to $1.1 million in the current quarter from $188,000 in the prior year quarter.  This increase is primarily the result of an increase in sales and an increase in the gross profit margin as discussed above.

The effective income tax rate for the current quarter was 37.3 percent compared to 9.9 percent in the prior year quarter.  The prior year quarter income tax provision includes a state refund claim recovery.  The claim recovery, net of the federal income tax impact, was $329,000.    The overall effective tax rate differs from the Federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 30, 2007 compared to the six months ended December 31, 2006

Net sales for the six months ended December 30, 2007 were $82.6 million compared to net sales of $76.0 million for the six months ended December 31, 2006.  Sales to our largest customers overall increased in the current period compared to the prior year period.  Sales to General Motors Corporation were $24.4 million in the current period compared to $15.3 million in the prior year period.  The increase is due to higher product content on certain General Motors’ vehicles, the takeover of certain vehicle lockset production from another supplier and price adjustments received to partially recover raw material cost increases, which we experienced last year.  Sales to Ford Motor Company increased to $9.9 million in the current period from $9.0 million in the prior year period due to higher product content and higher production on the vehicles we supply.  Sales to Chrysler LLC decreased during the current period to $20.6 million from $26.8 million in the prior year period due to reduced component content and lower vehicle production volumes.  Sales to Delphi Corporation were $7.7 million in the current period compared to $8.7 million in the prior year period.  This decrease is primarily due to reduced component content and lower production volumes, which were partially offset by price adjustments received to partially recover raw material cost increases experienced last year.  Sales during the period September 2007 through December 2007 were weaker than anticipated for the above four customers due to their production cut-backs.  Subsequently, these customers announced additional production cut-backs that will affect both our sales and profitability for our third fiscal quarter ending March 30, 2008.  Sales of ignition lock housings to other Tier 1 suppliers increased $2.1 million in the current period compared to the prior year period.  Sales to our industrial products and aftermarket customers also increased during the current period.  The sales increase to these customers was primarily due to increased volumes and price adjustments received from some of these customers to partially recover raw material cost increases, which we experienced last year.

Gross profit as a percentage of net sales was 18.5 percent in the current period compared to 13.6 percent in the prior year period.  The increase in the gross profit margin is primarily attributed to price increases received from some of our customers to recover the higher purchased raw material costs we experienced last year as discussed above in connection with our net sales, lower purchased raw material costs for zinc and cost reductions resulting from the move of our service product assembly operation from our Milwaukee, Wisconsin facility to our Juarez, Mexico facilities.  The move of the service product assembly operation took place in January 2007.  In addition, the prior year quarter included a charge for severance and separation costs related to the service product assembly operation move and reduced the gross profit margin by .5%.  The average zinc price paid per pound decreased to $1.59 in the current period from $1.71 in the prior year period.  During the current period, we used approximately 4.4 million pounds of zinc.  This resulted in decreased zinc costs of approximately $530,000 in the current period compared to the prior year period.

Engineering, selling and administrative expenses were $11.6 million in the current period compared to $9.9 million in the prior year period.  This increased expense is primarily attributed to an increase in spending for new product development and an increase in salaries, benefits and related recruiting costs to support awarded customer programs.

Income from operations increased to $3.7 million in the current period from $414,000 in the prior year period.  This increase is primarily the result of an increase in sales and an increase in the gross profit margin as discussed above.

The effective income tax rate for the current period was 37.4 percent compared to 23.2 percent in the prior year period.  The prior year period income tax provision included a state refund claim recovery.  The claim recovery, net of the federal income tax impact, was $329,000.  The overall effective tax rate differs from the Federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

Cash flow generated from operating activities was $3.8 million during the six months ended December 30, 2007 compared to $6.8 million during the six months ended December 31, 2006.  Operating cash flow results were impacted by increases in LIFO inventory balances in the current period as compared to a reduction in the prior year period and improved profitability in the current year period.  LIFO inventory balances increased $3.6 million in the current period and decreased $1.2 million during the prior year period.  The prior year period reduction was primarily due to reduced production resulting from reduced sales, while the current period increase is consistent with increased production associated with our increased sales. Contributions to the qualified pension fund totaled $3.0 million in both the current and the prior year periods.

Accounts receivable balances decreased $6.8 million from the July 1, 2007 balances.  This decrease is primarily the result of decreased sales during the current period as compared to the quarter ended July 1, 2007.  There was also a reduction in accounts payable balances of $4.1 from the July 1, 2007 balances.  The change in the accounts payable balances is based on the timing of payments to our suppliers in accordance with our normal payment terms.

          Capital expenditures during the six months ended December 30, 2007, were $4.5 million compared to expenditures of $2.3 million during the six months ended December 31, 2006.  We anticipate that capital expenditures will be approximately $9 million to $10 million in fiscal 2008, primarily relating to expenditures in support of requirements for new product programs, the upgrade and replacement of existing equipment and the construction of a new building in Juarez, Mexico to replace our leased facility.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,639,395 at December 30, 2007.  A total of 3,410,200 shares have been repurchased as of December 30, 2007, at a cost of approximately $128.2 million.  During the three months ended December 30, 2007, 25,500 shares were repurchased at a cost of approximately $1.1 million.  Funding for the repurchases was provided by cash flow from operations.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations.

On August 21, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share and a special one-time cash dividend of $1.00 per common share, both payable on October 1, 2007 to shareholders of record as of September 14, 2007.  This dividend totaled approximately $4.1 million.  The dividend was funded on September 28, 2007 from current cash balances.  On December 4, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on January 2, 2008.  This dividend totaled approximately $528,000 and was funded on December 31, 2007, during our fiscal third quarter, from current cash balances.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2008.  There were no outstanding borrowings under the Line of Credit at December 30, 2007 or December 31, 2006.  Interest on borrowings under the Line of Credit is at varying rates based on the London Interbank Offering Rate or the bank’s prime rate.  We believe that the Line of Credit is adequate, along with cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

Up until the past 2 years, we had not been significantly impacted by general inflationary pressures.  However, in addition to rising health care costs, which have increased our cost of employee medical coverage, we have been impacted by increases in the market price of zinc, brass and magnesium over the past 2 years and inflation in Mexico, which impacts the U.S. dollar costs of our Mexican operations.  We do not hedge against our Mexican peso exposure.

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

          The VAST investments are accounted for using the equity method of accounting.  The activities related to the joint ventures resulted in a gain to STRATTEC of approximately $301,000 during the six months ended December 30, 2007 and a gain of approximately $140,000 during the six months ended December 31, 2006.

           In 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  ADAC-STRATTEC, LLC, a Delaware limited liability company, was formed on October 27, 2006.  An additional Mexican entity, ADAC-STRATTEC de Mexico, which is wholly owned by ADAC-STRATTEC, LLC, was formed on February 21, 2007.  ADAC-STRATTEC de Mexico production activities began in July 2007.  ADAC-STRATTEC, LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in a net loss to STRATTEC of $149,000 during the six months ended December 30, 2007.

Recently Issued Accounting Standards

 In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity, the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of income, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning after December 15, 2008 and will be effective for us beginning in fiscal 2010.  We do not expect the new standard to have a material impact on our financial position or results of operations.

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

Risk Factors

          We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Corporation, Ford Motor Company, Chrysler LLC and Delphi Corporation represent approximately 80 percent of our annual net sales.  The contracts with these customers provide for supplying the customer’s requirements for a particular model.  The contracts do not specify a specific quantity of parts.  The contracts typically cover the life of a model, which averages approximately four to five years.  Components for certain customer models may also be “market tested” annually.  Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

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

Item 3  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to foreign currency exchange rate risk associated with STRATTEC’s foreign operations.  We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which would expose us to significant market risk.  We have not had outstanding borrowings since December 1997.  To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings.  There is, therefore, currently no significant exposure to market risk for changes in interest rates.  However, we are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our Mexican operations.  A material increase in the value of the Mexican peso relative to the U.S. dollar would increase our expenses and, therefore, could adversely affect our profitability.

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

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized under the program.  The program currently authorizes the repurchase of up to 3,639,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through December 30, 2007, a total of 3,410,200 shares have been repurchased at a cost of approximately $128.2 million.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program
October 1, 2007 - November 4, 2007	6,500	$44.82	6,500	248,195
November 5, 2007 - December 2, 2007	15,800	$45.08	15,800	232,395
December 3, 2007 - December 30, 2007	3,200	$44.66	3,200	229,195
Total	25,500	$44.96	25,500	229,195

Item 3      Defaults Upon Senior Securities - None

Item 4      Submission of Matters to a Vote of Security Holders –

           At our Annual Meeting held on October 9, 2007, the shareholders voted to elect Frank J. Krejci as a director for a term to expire in 2010.  The number of votes cast for and withheld in the election were 3,204,664 and 189,136, respectively.  Directors whose terms continued after the meeting include Michael J. Koss and David R. Zimmer with terms expiring in 2008, and Harold M. Stratton II and Robert Feitler with terms expiring in 2009.

Item 5       Other Information - None

Item 6       Exhibits

(a)	Exhibits
4.4 (1)	Promissory Note dated as of November 1, 2007 by and between the Company and M&I Bank
31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (2)	18 U.S.C. Section 1350 Certifications
________________________
(1)	Incorporated by reference from the September 30, 2007 Form 10-Q filed on November 6, 2007.
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
Date:  February 1, 2008
By    /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)