Form 10-Q
period 2008-03-30
STRATTEC SECURITY CORP
filed 2008-04-30
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   X     NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):
Large Accelerated filer _____      Accelerated filer   X        Non-accelerated filer _____      Smaller Reporting Company  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES          NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,463,305 shares outstanding as of March 30, 2008.

STRATTEC SECURITY CORPORATION
FORM 10-Q
December 30, 2007

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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net sales	$38,428	$45,647	$121,075	$121,610
Cost of goods sold	32,161	37,293	99,508	102,934
Gross profit	6,267	8,354	21,567	18,676
Engineering, selling and administrative expenses	6,109	4,974	17,740	14,882
Income from operations	158	3,380	3,827	3,794
Interest income	617	879	2,344	2,706
Other income (expense), net	(58)	341	408	490
Minority interest	(48)	25	70	25
Income before provision for income taxes	669	4,625	6,649	7,015
Provision for income taxes	223	1,711	2,461	2,266
Net income	$446	$2,914	$4,188	$4,749
Earnings per share:
Basic	$0.13	$0.82	$1.20	$1.33
Diluted	$0.13	$0.82	$1.19	$1.33
Average Shares Outstanding:
Basic	3,476	3,537	3,500	3,558
Diluted	3,482	3,541	3,506	3,561
Cash dividends per share	$0.15	-	$1.45	-

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Share Amounts)

	March 30, 2008	July 1, 2007
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$59,130	$65,491
Receivables, net	20,892	26,890
Inventories-
Finished products	3,653	2,660
Work in process	5,330	4,522
Purchased materials	5,390	4,813
LIFO adjustment	(4,329)	(4,829)
Total inventories	10,044	7,166
Other current assets	14,690	13,017
Total current assets	104,756	112,564
Deferred income taxes	1,890	2,117
Investment in joint ventures	3,456	2,813
Prepaid pension obligations	7,730	4,385
Other long-term assets	31	41
Property, plant and equipment	120,650	112,920
Less: accumulated depreciation	(90,801)	(86,394)
Net property, plant and equipment	29,849	26,526
	$147,712	$148,446
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,121	$16,575
Accrued Liabilities:
Payroll and benefits	6,745	6,280
Environmental reserve	2,648	2,655
Other	7,096	5,971
Total current liabilities	32,610	31,481
Accrued pension obligations	3,097	2,855
Accrued postretirement obligations	10,583	10,576
Minority interest	813	574
Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value,
issued 6,887,757shares at March 30, 2008 and July 1, 2007	69	69
Capital in excess of par value	78,762	78,122
Retained earnings	164,975	165,928
Accumulated other comprehensive loss	(14,054)	(14,341)
Less: treasury stock, at cost (3,424,452 shares at March 30,
2008 and 3,368,619 shares at July 1, 2007)	(129,143)	(126,818)
Total shareholders' equity	100,609	102,960
	$147,712	$148,446

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,188	$4,749
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(111)	(25)
Depreciation and amortization	5,161	5,216
Tax benefit from stock based compensation	11	13
Stock based compensation expense	616	566
Change in operating assets and liabilities:
Receivables	6,013	(346)
Inventories	(2,878)	677
Other assets	(4,736)	(6,174)
Accounts payable and accrued liabilities	3	(449)
Other, net	(368)	(47)
Net cash provided by operating activities	7,899	4,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	-	(100)
Purchase of property, plant and equipment	(8,487)	(3,645)
Proceeds received on sale of property, plant and equipment	-	21
Net cash used in investing activities	(8,487)	(3,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,334)	(3,922)
Dividends paid	(4,609)	-
Exercise of stock options and employee stock purchases	21	99
Loan from minority interest	800	-
Contribution from minority interest	349	274
Net cash used in financing activities	(5,773)	(3,549)
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(6,361)	(3,093)
CASH AND CASH EQUIVALENTS
Beginning of period	65,491	65,712
End of period	$59,130	$62,619
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,814	$2,848
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, door handles and related access control products for North American automotive customers, and for global automotive manufacturers through the VAST Alliance in which we participate with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan.  STRATTEC’s history in the automotive business spans nearly 100 years.  The accompanying financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, and its majority owned subsidiary, ADAC-STRATTEC, LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico and STRATTEC Componentes Automotrices are located in Juarez, Mexico.  ADAC-STRATTEC, LLC has operations in El Paso, Texas and Juarez, Mexico.  Equity investments in China and Brazil relating to the VAST Alliance for which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity, the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of income, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning after December 15, 2008 and will be effective for us beginning in our fiscal 2010.  We do not expect the new standard to have a material impact on our financial position or results of operations.

Income Taxes

We adopted the provisions for FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on July 2, 2007.  As a result of the implementation of FIN 48, we did not recognize a significant change in the liability for unrecognized tax benefits.  The total liability for unrecognized tax benefits was $1.1 million as of July 2, 2007.  This liability includes approximately $87,000 of accrued interest.  The liability does not include an amount for accrued penalties.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $760,000.  We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  We do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next 12 months.  There was no material change in the amount of unrecognized tax benefits during the nine months ended March 30, 2008.

We or one of our subsidiaries files income tax returns in the United States (Federal), Wisconsin (state), Michigan (state) and various other states, Mexico and other foreign jurisdictions.  We are not currently subject to income tax examinations in any of our significant tax jurisdictions.  Tax years open to examination by tax authorities under the statute of limitations include fiscal 2005 through 2007 for Federal, fiscal 2003 through 2007 for most states and calendar 2003 through 2007 for foreign jurisdictions.

The provision for income taxes for the three and nine month periods ended April 1, 2007 includes a state refund claim recovery.  The claim recovery, net of the federal income tax impact, was approximately $329,000.

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

	Three Months Ended
	March 30, 2008			April 1, 2007
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$446	3,476	$0.13	$2,914	3,537	$0.82
Stock-Based Compensation		6			4
Diluted Earnings Per Share	$446	3,482	$0.13	$2,914	3,541	$0.82

	Nine Months Ended
	March 30, 2008			April 1, 2007
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$4,188	3,500	$1.20	4,749	3,558	$1.33
Stock-Based Compensation		6			3
Diluted Earnings Per Share	$4,188	3,506	$1.19	$4,749	3,561	$1.33

As of March 30, 2008, options to purchase 184,680 shares of common stock at a weighted-average exercise price of $59.13 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of April 1, 2007, options to purchase 238,820 shares of common stock at a weighted-average exercise price of $59.08 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income

Comprehensive income is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net Income	$446	$2,914	$4,188	$4,749
Change in Cumulative Translation Adjustments, net	279	(134)	287	246
Total Comprehensive Income	$725	$2,780	$4,475	$4,995

Stock-based Compensation

We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of March 30, 2008 were 380,463.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock under the plan to satisfy stock option exercises.

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

A summary of stock option activity under the plan for the nine months ended March 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 1, 2007	235,420	$58.71
Granted	-	-
Exercised	-	-
Expired	(47,640)	$58.59
Forfeited	-	-
Outstanding, March 30, 2008	187,780	$58.74	3.6	$18
Exercisable, March 30, 2008	148,440	$58.09	3.9	$18

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Intrinsic Value of Options Exercised	$-	$36	$-	$36
Fair Value of Stock Options Vesting	$76	$104	$273	$762

A summary of restricted stock activity under the plan for the nine months ended March 30, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 1, 2007	19,400	$45.56
Granted	10,000	$47.78
Vested	-	-
Forfeited	-	-
Nonvested Balance, March 30, 2008	29,400	$46.32

As of March 30, 2008, there was $27,000 of total unrecognized compensation cost related to stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 2.7 months.  As of March 30, 2008, there was $555,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 1 year.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$505	$494	$55	$55
Interest cost	1,170	1,087	179	172
Expected return on plan assets	(1,553)	(1,337)	-	-
Amortization of prior service cost	16	16	(94)	(94)
Amortization of unrecognized net loss	161	118	176	160
Net periodic benefit cost	$299	$378	$316	$293

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,514	$1,481	$165	$165
Interest cost	3,510	3,261	538	516
Expected return on plan assets	(4,658)	(4,011)	-	-
Amortization of prior service cost	48	48	(283)	(283)
Amortization of unrecognized net loss	482	354	527	480
Net periodic benefit cost	$896	$1,133	$947	$878

Voluntary contributions made to the qualified pension plan totaled $4.0 million during the nine month period ending March 30, 2008 and $7 million during the nine month period ending April 1, 2007.  An additional voluntary contribution of $1 million was made in April 2008.  No additional mandatory contributions are required to be made during the remainder of fiscal 2008.

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

Analysis of Results of Operations

Three months ended March 30, 2008 compared to the three months ended April 1, 2007

Net sales for the three months ended March 30, 2008 were $38.4 million compared to net sales of $45.6 million for the three months ended April 1, 2007.  Sales to our largest customers overall were significantly lower in the current quarter compared to the prior year quarter.  Sales to General Motors Corporation were $10.1 million in the current quarter compared to $9.5 million in the prior year quarter.  The increase is due to higher product content on certain General Motors’ vehicles and the takeover of certain vehicle lockset production from another supplier.  These increases were offset by production reductions as a direct result of a strike called by the UAW against a major General Motors supplier.  Sales to Chrysler LLC were $9.7 million during the current quarter compared to $15.9 million in the prior year quarter.  Sales to Delphi Corporation were $3.8 million in the current quarter compared to $4.8 million in the prior year quarter.  Sales to Chrysler LLC and Delphi Corporation were impacted by reduced component content and lower production volumes.  The reduction in sales to Delphi Corporation was partially offset by price adjustments received to partially recover raw material cost increases, which we experienced last year.  Sales to Ford Motor Company were $5.0 million in the current quarter and $5.7 million in the prior year quarter.  Sales during the current quarter were anticipated to be weaker for the above four customers due to their previously announced production cut-backs.  However, the unanticipated impact of the above mentioned strike reduced sales to General Motors and Delphi Corporation by approximately $1.2 million in the current quarter.

Gross profit as a percentage of net sales was 16.3 percent in the current quarter compared to 18.3 percent in the prior year quarter.  The reduction in the gross profit margin is primarily attributed to the reduction in customer vehicle production volumes and was somewhat offset by lower purchased raw material costs for zinc in comparison to the prior year quarter and price increases to recover the higher purchased raw material costs we experienced last year.  The average zinc price paid per pound decreased to $1.49 in the current quarter from $1.87 in the prior year quarter.  During the current quarter, we used approximately 1.9 million pounds of zinc.  This resulted in decreased zinc costs of approximately $725,000 in the current quarter compared to the prior year quarter.  The average brass price paid per pound increased to $3.81 in the current quarter from $3.39 in the prior year quarter.  During the current quarter, we used approximately 290,000 pounds of brass.  This resulted in increased brass costs of approximately $120,000 in the current quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were $6.1 million in the current quarter compared to $5.0 million in the prior year quarter.  This increased expense is primarily attributed to costs associated with hiring additional engineering personnel and new product development important to our future and more near-term customer programs that are anticipated to launch during the later part of our fiscal fourth quarter of 2008.

Income from operations decreased to $158,000 in the current quarter from $3.4 million in the prior year quarter.  This decrease is the result of the decrease in sales and gross profit margin and the increase in engineering, selling and administrative expenses as discussed above.

The effective income tax rate for the current quarter was 33.3 percent compared to 37.0 percent in the prior year quarter.  The overall effective tax rate differs from the Federal statutory tax rate primarily due to the effects of state income taxes.

Nine months ended March 30, 2008 compared to the nine months ended April 1, 2007

Net sales for the nine months ended March 30, 2008 were $121.1 million compared to net sales of $121.6 million for the nine months ended April 1, 2007. Sales to our largest customers overall decreased in the current period compared to the prior year period primarily due to our third quarter results.  Sales to General Motors Corporation increased to $34.4 million in the current period from $24.8 million in the prior year period.  The increase is due to higher product content on certain General Motors’ vehicles, the takeover of certain vehicle lockset production from another supplier and price adjustments received to partially recover raw material cost increases, which we experienced last year.  These increases were partially offset by production reductions as a direct result of a strike called by the UAW against a major General Motors supplier.  Sales to Ford Motor Company were $14.9 million in the current period compared to $14.7 million in the prior year period.  Sales to Chrysler LLC decreased during the current period to $30.3 million from $42.7 million in the prior year period due to reduced component content and lower vehicle production volumes.  Sales to Delphi Corporation were $11.6 million in the current period compared to $13.5 million in the prior year period.  This decrease is primarily due to reduced component content and lower production volumes, somewhat offset by price adjustments received to partially recover raw material cost increases experienced last year.  Sales during the period September 2007 through December 2007 were weaker as anticipated for the above four customers due to announced production cut-backs.  Subsequently, these customers announced additional production cut-backs and sales during our third quarter of 2008.  However, the unanticipated impact of the above mentioned strike further reduced sales to General Motors and Delphi Corporation by approximately $1.2 million in our third quarter.  Sales of ignition lock housings to other Tier 1 suppliers increased $3.0 million in the current period compared to the prior year period, and sales related to our joint venture with ADAC Automotive totaled $2.6 million in the current year period.  This joint venture was not in full operation during the prior year period.

Gross profit as a percentage of net sales was 17.8 percent in the current period compared to 15.4 percent in the prior year period.  The increase in the gross profit margin is primarily attributed to price increases received from some of our customers to recover the higher purchased raw material costs we experienced last year as discussed above in connection with our net sales, lower purchased raw material costs for zinc and cost reductions resulting from the move of our service product assembly operation from our Milwaukee, Wisconsin facility to our Juarez, Mexico facilities.  In addition, the prior year period included a charge for severance and separation costs related to the service product assembly operation move and reduced the gross profit margin by $366,000.  The move of the service product assembly operation took place in January 2007.  The overall increase in the gross profit margin was negatively impacted by reductions in customer vehicle production volumes during our third quarter.  The average zinc price paid per pound decreased to $1.56 in the current period from $1.76 in the prior year period.  During the current period, we used approximately 6.3 million pounds of zinc.  This resulted in decreased zinc costs of approximately $1.3 million in the current period compared to the prior year period.  The average brass price paid per pound increased to $3.81 in the current period from $3.67 in the prior year period.  During the current period, we used approximately 1.0 million pounds of brass.  This resulted in increased brass costs of approximately $140,000 in the current period compared to the prior year period.

Engineering, selling and administrative expenses were $17.7 million in the current period compared to $14.9 million in the prior year period.  This increased expense is primarily attributed to costs associated with hiring additional engineering personnel and new product development important to our future and more near-term customer programs that are anticipated to launch during the later part of our fiscal fourth quarter of 2008.

Income from operations was $3.8 million in both the current period and the prior year period.

The effective income tax rate for the current period was 37 percent compared to 32.3 percent in the prior year period.  The prior year period income tax provision included a state refund claim recovery.  The claim recovery, net of the federal income tax impact, was $329,000.  The overall effective tax rate differs from the Federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

Cash flow generated from operating activities was $7.9 million during the nine months ended March 30, 2008 compared to $4.2 million during the nine months ended April 1, 2007.  The increase in operating cash flow is primarily due to higher contributions to the qualified pension fund in the prior year period.  Contributions to the qualified pension fund totaled $4 million during the current period and $7 million in the prior year period.

Accounts receivable balances decreased $6.0 million from the July 1, 2007 balances.  This decrease is primarily the result of decreased sales during the current period as compared to the quarter ended July 1, 2007.  LIFO inventory balances increased $2.9 million from the July 1, 2007 balances.  This increase is primarily due to weaker than anticipated customer production schedules and the effects of a prolonged UAW strike against a major supplier to General Motors.

          Capital expenditures during the nine months ended March 30, 2008, were $8.5 million compared to expenditures of $3.6 million during the nine months ended April 1, 2007.  We anticipate that capital expenditures will be approximately $9 million to $10 million in fiscal 2008, primarily relating to expenditures in support of requirements for new product programs, the upgrade and replacement of existing equipment and the construction of a new building in Juarez, Mexico to replace our leased facility.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,639,395 at March 30, 2008.  A total of 3,441,005 shares have been repurchased as of March 30, 2008, at a cost of approximately $129.4 million.  During the three months ended March 30, 2008, 30,805 shares were repurchased at a cost of approximately $1.2 million.  Funding for the repurchases was provided by cash flow from operations.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations.

On August 21, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share and a special one-time cash dividend of $1.00 per common share, both payable on October 1, 2007 to shareholders of record as of September 14, 2007.  This dividend totaled approximately $4.1 million.  The dividend was funded on September 28, 2007 from current cash balances.  On December 4, 2007 and February 12, 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on January 2, 2008 and April 1, 2008.  The dividend declared on December 4, 2007 totaled approximately $528,000 and was funded on December 31, 2007, during our fiscal third quarter, from current cash balances.  The dividend declared on February 12, 2008 totaled approximately $524,000 and was funded on March 31, 2008, during our fiscal fourth quarter, from current cash balances.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2008.  There were no outstanding borrowings under the Line of Credit at March 30, 2008 or July 1, 2007.  Interest on borrowings under the Line of Credit is at varying rates based on the London Interbank Offering Rate or the bank’s prime rate.  We believe that the Line of Credit is adequate, along with cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

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

         The VAST investments are accounted for using the equity method of accounting.  The activities related to the joint ventures resulted in a gain to STRATTEC of approximately $450,000 during the nine months ended March 30, 2008 and a gain of approximately $210,000 during the nine months ended April 1, 2007.

          In 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  ADAC-STRATTEC, LLC, a Delaware limited liability company, was formed on October 27, 2006.  An additional Mexican entity, ADAC-STRATTEC de Mexico, which is wholly owned by ADAC-STRATTEC, LLC, was formed on February 21, 2007.  ADAC-STRATTEC de Mexico production activities began in July 2007.  ADAC-STRATTEC, LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in a net loss to STRATTEC of $112,000 during the nine months ended March 30, 2008.

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

Item 1A.-Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors,” of our 2007 Annual Report on Form 10-K.  Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized under the program.  The program currently authorizes the repurchase of up to 3,639,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through March 30, 2008, a total of 3,441,005 shares have been repurchased at a cost of approximately $129.4 million.

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program
Period
December 31, 2007 – February 3, 2008	13,605	$39.15	13,605	215,590
February 4, 2008 – March 2, 2008	14,100	$38.06	14,100	201,490
March 3, 2008 – March 30, 2008	3,100	$37.91	3,100	198,390
Total	30,805	$38.53	30,805	198,390

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
Date: April 30, 2008
                                                       By /s/ Patrick J. Hansen
 Patrick  J. Hansen
 Senior Vice President,
 Chief Financial Officer,
 Treasurer and Secretary
 (Principal Accounting and Financial Officer)