Form 10-Q
period 2008-09-28
STRATTEC SECURITY CORP
filed 2008-11-07
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES X     NO __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer __   Accelerated filer X    Non-accelerated filer  __  (Do not check if a smaller reporting company)  Smaller Reporting Company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES __   NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,270,480 shares outstanding as of September 28, 2008.

STRATTEC SECURITY CORPORATION
FORM 10-Q
September 28, 2008

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended June 29, 2008.

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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	September 28, 2008	September 30, 2007

Net sales	$34,731	$42,739
Cost of goods sold	29,289	34,345
Gross profit	5,442	8,394
Engineering, selling and administrative expenses	5,952	5,793
(Loss) Income from operations	(510)	2,601
Interest income	318	913
Other income, net	223	308
Minority Interest	(182)	49
(Loss) income before provision for income taxes	(151)	3,871
(Benefit from) provision for income taxes	(189)	1,452
Net income	$38	$2,419

Earnings per share:
Basic	$ 0.01	$ 0.69
Diluted	$ 0.01	$ 0.69

Average shares outstanding:
Basic	3,332	3,519
Diluted	3,340	3,525
Cash dividends declared per share	$ 0.15	$ 1.15

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Share Amounts)

	September 28, 2008	June 29, 2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$41,058	$51,501
Receivables, net	21,899	23,518
Inventories-
Finished products	3,241	2,521
Work in process	4,652	4,379
Purchased materials	6,759	7,414
LIFO adjustment	(4,027)	(4,045)
Total inventories	10,625	10,269
Other current assets	19,123	17,978
Total current assets	92,705	103,266
Deferred income taxes	3,684	3,684
Investment in joint ventures	3,861	3,642
Prepaid pension obligations	655	758
Other long-term assets	24	27

Property, plant and equipment	124,274	119,445
Less: accumulated depreciation	(90,354)	(89,109)
Net property, plant and equipment	33,920	30,336
	$134,849	$141,713

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,126	$15,974
Accrued Liabilities:
Payroll and benefits	7,025	7,319
Environmental reserve	2,642	2,648
Other	7,763	6,998
Total current liabilities	32,556	32,939
Accrued pension obligations	2,680	2,606
Accrued postretirement obligations	9,532	9,783
Minority interest	1,134	953
Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,887,757 shares at September 28, 2008 and June 29, 2008	69	69
Capital in excess of par value	79,021	78,885
Retained earnings	163,430	163,889
Accumulated other comprehensive loss	(17,948)	(17,495)
Less: treasury stock, at cost (3,617,277 shares at September 28, 2008 and 3,444,548 shares at June 29, 2008)	(135,625)	(129,916)
Total shareholders' equity	88,947	95,432
	$134,849	$141,713

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 28, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38	$2,419
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	186	(61)
Depreciation and amortization	1,380	1,738
Stock based compensation expense	128	313
Change in operating assets and liabilities:
Receivables	1,546	1,234
Inventories	(356)	(2,366)
Other assets	(1,234)	(2,381)
Accounts payable and accrued liabilities	(727)	94
Other, net	(113)	(218)
Net cash provided by operating activities	848	772

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(125)	(1,746)
Purchase of property, plant and equipment	(5,316)	-
Net cash used in investing activities	(5,441)	(1,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(5,714)	-
Dividends paid	(521)	(4,050)
Exercise of stock options and employee stock purchases	10	7
Loan from minority interest	375	-
Contribution from minority interest	-	349
Net cash used in financing activities	(5,850)	(3,694)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,443)	(4,668)

CASH AND CASH EQUIVALENTS
Beginning of period	51,501	65,491
End of period	$41,058	$60,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$150	$188
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, door handles and related access control products for North American automotive customers, and for global automotive manufacturers through the VAST Alliance in which we participate with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan.  STRATTEC’s history in the automotive business spans 100 years.  The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, and its majority owned subsidiary, ADAC-STRATTEC, LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico and STRATTEC Componentes Automotrices are located in Juarez, Mexico.  ADAC-STRATTEC, LLC has operations in El Paso, Texas and Juarez, Mexico.  Equity investments in China and Brazil relating to the VAST Alliance for which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

In the opinion of management, the accompanying condensed consolidated balance sheet as of June 29, 2008, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2008 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 29, 2008.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity, the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of income, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning after December 15, 2008 and will be effective for us beginning in fiscal 2010.  We do not expect the new standard to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of aspects.  SFAS No. 141(R) will require that (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair value on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings when settled; (4) acquisition related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5)  in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be remeasured to their acquisition date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109 such that the adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).  This standard will be applied to all future business combinations in accordance with the effective dates.

Income Taxes

The current quarter income tax benefit is the result of the higher U.S. effective tax rate applied to pre-tax U.S. losses and a lower Mexican tax rate being applied to pre-tax income in Mexico.  Our U.S. effective tax rate is approximately 37 percent.  Our effective tax rate in Mexico is approximately 15 percent.

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

	Three Months Ended
	September 28, 2008			September 30, 2007
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$38	3,332	$0.01	$2,419	3,519	$0.69
Stock-Based Compensation		8			6
Diluted Earnings Per Share	$38	3,340	$0.01	$2,419	3,525	$0.69

As of September 28, 2008, options to purchase 135,440 shares of common stock at a weighted-average exercise price of $57.61 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of September 30, 2007, options to purchase 182,680 shares of common stock at a weighted-average exercise price of $59.29 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is presented in the following table (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Net Income	$38	$2,419
Change in Cumulative Translation Adjustments, net	(453)	(75)
Total Comprehensive (Loss) Income	$(415)	$2,344

Stock-based Compensation

We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of September 28, 2008 were 423,203.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under the plan for the three months ended September 28, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 29, 2008	187,780	$58.74
Granted	-	-
Exercised	-	-
Expired	(52,340)	$61.68
Forfeited	-	-
Outstanding, September 28, 2008	135,440	$57.61	4.3	$0
Exercisable, September 28, 2008	135,440	$57.61	4.3	$0

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three month periods presented is as follows (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Intrinsic Value of Options Exercised	$-	$-
Fair Value of Stock Options Vesting	$469	$197

A summary of restricted stock activity under the plan for the three months ended September 28, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 29, 2008	29,400	$46.32
Granted	10,000	$29.00
Vested	-	-
Forfeited	(400)	$43.89
Nonvested Balance, September 28, 2008	39,000	$41.90

As of September 28, 2008, all compensation cost related to stock options granted under the plan has been recognized.  As of September 28, 2008, there was $647,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 1.1 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$463	$505	$48	$55
Interest cost	1,271	1,170	184	179
Expected return on plan assets	(1,641)	(1,553)	-	-
Amortization of prior service cost	20	16	(97)	(94)
Amortization of unrecognized net loss	63	161	174	176
Net periodic benefit cost	$176	$299	$309	$316

No contributions were made to the qualified pension plan during the three months ended September 28, 2008.  Voluntary contributions made to the qualified pension plan totaled $1.5 million during the three months ended September 30, 2007.  Voluntary contributions of $3 million were made subsequent to September 28, 2008.  No additional contributions are anticipated to be made during the remainder of fiscal 2009.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2008 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 29, 2008.  Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 28, 2008 compared to the three months ended September 30, 2007

Net sales for the three months ended September 28, 2008 were $34.7 million compared to net sales of $42.7 million for the three months ended September 30, 2007.  Sales to our largest customers overall were lower in the current quarter compared to the prior year quarter levels.  Sales to Chrysler LLC were $7.1 million in the current quarter compared to $10.6 million in the prior year quarter.  The sales reduction was due to a combination of lower vehicle production volumes and reduced component content on the products we supply.  Sales to General Motors Corporation were $12.3 million in the current quarter compared to $12.5 million in the prior year quarter.  Sales increases to General Motors resulting from the takeover of certain passenger car business were offset by lower vehicle production volumes for trucks and SUV’s.  Sales to Delphi Corporation decreased to $2.0 million during the three months ended September 28, 2008 compared to $4.0 million in the prior year quarter primarily due to lower Delphi production volumes.  Sales to Ford Motor Company were $2.3 million in the current quarter compared to $5.5 million in the prior year quarter.  The sales reduction was due to lower Ford vehicle production volumes.

Gross profit as a percentage of net sales was 15.7 percent in the current quarter compared to 19.6 percent in the prior year quarter.  The reduction in the gross profit margin was primarily attributed to the reduction in customer vehicle production volumes as discussed above, which lowered overhead absorption of our manufacturing costs.  This was somewhat offset by lower purchased raw material costs for zinc in comparison to the prior year quarter.  The average zinc price paid per pound decreased to $1.22 in the current quarter from $1.64 in the prior year quarter.  During the current quarter, we used approximately 1.7 million pounds of zinc.  This resulted in decreased zinc costs of approximately $700,000 in the current quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were relatively consistent between periods and totaled $6.0 million in the current quarter and $5.8 million in the prior year quarter.

The loss from operations in the current quarter was $510,000 compared to income from operations of $2.6 million in the prior year quarter.  This reduction was the result of the decrease in sales and gross profit margin as discussed above.

Our U.S. effective tax rate is approximately 37 percent.  Our effective tax rate in Mexico is approximately 15 percent.  The current quarter income tax benefit is the result of the higher U.S. effective tax rate applied to pre-tax U.S. losses and a lower Mexican tax rate being applied to pre-tax income in Mexico.  The overall U.S. effective tax rate differs from the Federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

Cash flow generated from operating activities was $848,000 during the three months ended September 28, 2008 compared to $772,000 during the three months ended September 30, 2007.  Current period operating cash flow was negatively impacted by overall financial results.  Pension contributions to our qualified plan during the prior year quarter totaled $1.5 million.  No pension contributions were made during the current quarter.

Accounts receivable balances decreased $1.6 million from the June 29, 2008 balances.  This decrease is primarily the result of decreased sales during the current quarter as compared to the prior year quarter.

Capital expenditures during the three months ended September 28, 2008, were $5.3 million compared to expenditures of $1.7 million during the three months ended September 30, 2007.  We anticipate that capital expenditures will be approximately $10 million in fiscal 2009, primarily relating to expenditures in support of requirements for new product programs, the upgrade and replacement of existing equipment and the construction of a new building in Juarez, Mexico to replace our existing leased facility.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at September 28, 2008.  A total of 3,634,371 shares have been repurchased as of September 30, 2008, at a cost of approximately $135.9 million.  During the three months ended September 28, 2008, 173,038 shares were repurchased at a cost of approximately $5.7 million.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.

We have a $50.0 million unsecured line of credit (the “Line of Credit”), which expires October 31, 2009.  There were no outstanding borrowings under the Line of Credit at September 28, 2008 or June 29, 2008.  Interest on borrowings under the Line of Credit is at varying rates based on the London Interbank Offering Rate or the bank’s prime rate.  We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

Over the past two years, we have been impacted by rising health care costs, which have increased our cost of employee medical coverage.  We have also been impacted by increases in the market price of zinc, brass and magnesium and inflation in Mexico, which impacts the U.S. dollar costs of our Mexican operations.  We do not hedge against our Mexican peso exposure.

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

The VAST investments are accounted for using the equity method of accounting.  The activities related to the VAST joint ventures resulted in a gain of approximately $41,000 during the three months ended September 28, 2008 and $146,000 during the three months ended September 30, 2007.  A capital contribution of $125,000 was made in the current quarter in support of general operating expenses.

In fiscal year 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  ADAC-STRATTEC LLC, a Delaware limited liability company, was formed on October 27, 2006.  An additional Mexican entity, ADAC-STRATTEC de Mexico, which is wholly owned by ADAC-STRATTEC LLC, was formed on February 21, 2007.  ADAC-STRATTEC de Mexico production activities began in July 2007.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of $186,000 during the three months ended September 28, 2008 and decreased net income to STRATTEC of $61,000 during the three months ended September 30, 2007.

In combination with WITTE and VAST LLC, we have entered into a definitive agreement to acquire certain assets, primarily equipment and inventory, and assume certain employee liabilities of Delphi Corporation’s Power Products business for $7.8 million, subject to closing adjustments.  Under this agreement, we would acquire the North American portion of Delphi’s Power Products business.  WITTE would acquire the European portion and VAST LLC would acquire the Asian portion.  The transaction is subject to both customary closing conditions for transactions of this nature and other closing conditions relating to Delphi’s bankruptcy court proceedings.  We expect to complete the transaction before the end of calendar year 2008.

Delphi’s Power Products business designs, develops, tests, manufactures, markets and sells power systems to operate vehicle sliding doors, and rear compartment access points such as liftgates and trunk lids.  In addition, the product line includes power cinching latches and power cinching strikers used in these systems.  Current customers for these products supplied from North America include Chrysler LLC, Hyundai Motor Company, General Motors Corporation and Ford Motor Company.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity, the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of income, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning after December 15, 2008 and will be effective for us beginning in fiscal 2010.  We do not expect the new standard to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of aspects.  SFAS No. 141(R) will require that (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair value on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings when settled; (4) acquisition related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5)  in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be remeasured to their acquisition date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109 such that the adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).  This standard will be applied to all future business combinations in accordance with the effective dates.

Critical Accounting Policies

The Company believes the following represents its critical accounting policies:

Pension and Postretirement Health Benefits– Pension and postretirement health obligations and costs are developed from actuarial valuations.  The determination of the obligation and expense for pension and postretirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in the Notes to Financial Statements in our 2008 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs.  Actual results that differ from these assumptions are deferred and, under certain circumstances, amortized over future periods.  While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect our pension and postretirement health obligations and future expense.

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

Risk Factors

We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share– Sales to General Motors Corporation, Ford Motor Company, Chrysler LLC and Delphi Corporation represent approximately 75 percent of our annual net sales.  The contracts with these customers provide for supplying the customer’s requirements for a particular model.  The contracts do not specify a specific quantity of parts.  The contracts typically cover the life of a model, which averages approximately four to five years.  Components for certain customer models may also be “market tested” annually.  Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

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

Cost Reduction– There is continuing pressure from our major customers to reduce the prices we charge for our products.  This requires us to generate cost reductions, including reductions in the cost of components purchased from outside suppliers.  If we are unable to generate sufficient production cost savings in the future to offset pre-programmed price reductions, our gross margin and profitability will be adversely affected.

Cyclicality and Seasonality in the Automotive Market– The automotive market is highly cyclical and is dependent on consumer spending and to a certain extent on customer sales incentives.  Economic factors adversely affecting consumer demand for automobiles and automotive production, such as rising fuel costs, could adversely impact our net sales and net income.  We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

Foreign Operations– As discussed under “Joint Ventures”, we have joint venture investments in Mexico, Brazil and China.  These operations are currently not material.  However, as these operations expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

Currency Exchange Rate Fluctuations– We incur a portion of our expenses in Mexican pesos.  Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on our financial results.

Sources of and Fluctuations in Market Prices of Raw Materials– Our primary raw materials are high-grade zinc, brass, magnesium, aluminum, steel and plastic resins.  These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component.  We believe our sources of raw materials are reliable and adequate for our needs.  However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results if the increased raw material costs cannot be recovered from our customers.

Disruptions Due to Work Stoppages and Other Labor Matters– Our major customers and many of their suppliers have unionized work forces.  Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles.  For example, strikes by a critical supplier and the United Auto Workers led to extended shut-downs of most of General Motors Corporation’s North American assembly plants in February 2008 and 1998.  A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized.  A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements.  The current contract with the unionized associates is effective through June 30, 2012.  We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results.

Environmental and Safety Regulations– We are subject to Federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations.  These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended).  We have an environmental management system that is ISO-14001 certified.  We believe that our existing environmental management system is adequate for current and anticipated operations and we have no current plans for substantial capital expenditures in the environmental area.  An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a former above-ground solvent storage tank, located on the east side of the facility.  The contamination occurred in 1985.  This is being monitored in accordance with Federal, state and local requirements.  We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with Federal, state, local and foreign environmental laws or other legal requirements.  However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.

Highly Competitive Automotive Supply Industry– The automotive component supply industry is highly competitive.  Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger than STRATTEC and have greater financial and technology capabilities.  Our products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased sales and profitability.  Some of our major customers have also announced that they will be reducing their supply base.  This could potentially result in the loss of these customers and consolidation within the supply base.  The loss of any of our major customers could have a material adverse effect on our existing and future net sales and net income.

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

Program Volume and Pricing Fluctuations– We incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles.  While we attempt to establish the price of our products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, our net sales and net income may be adversely affected.  We cannot predict our customers’ demands for the products we supply either in the aggregate or for particular reporting periods.

Investments in Customer Program Specific Assets– We make investments in machinery and equipment used exclusively to manufacture products for specific customer programs.  This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets and may have a material adverse effect on our financial results.

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

Item 4      Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, information required to be disclosed by us in reports that we file with or submit to the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 1A - Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors,” of our 2008 Annual Report on Form 10-K.  Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds -

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through September 28, 2008, a total of 3,634,371 shares have been repurchased at a cost of approximately $135.9 million.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program
June 30, 2008–August 3, 2008	100,000	$33.04	100,000	78,062
August 4, 2008–August 31, 2008	73,038	$33.00	73,038	205,024
September 1, 2008–September 28, 2008	-	-	-	205,024
Total	173,038	$33.02	173,038	205,024

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Security Holders – None

Item 5     Other Information - None

Item 6     Exhibits
(a)	Exhibits
4.4	Promissory Note dated as of November 1, 2008 by and between the Company and M&I Bank
31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (1)	18 U.S.C. Section 1350 Certifications
_________________________________________
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
Date: November 7, 2008
By /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)