Form 10-Q
period 2008-12-28
STRATTEC SECURITY CORP
filed 2009-02-05
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

or

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

Common stock, par value $0.01 per share: 3,259,581 shares outstanding as of December 28, 2008.

STRATTEC SECURITY CORPORATION
FORM 10-Q
December 28, 2008

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could,” or the negative of these terms or words of similar meaning.  These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and which may materially differ from the Company's actual future experience.
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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

		Three Months Ended			Six Months Ended
		December 28,	December 30,		December 28,	December 30,
		2008	2007		2008	2007
Net sales		$33,799	$39,908		$68,530	$82,647
Cost of goods sold		30,919	33,002		60,208	67,347
Gross profit		2,880	6,906		8,322	15,300
Engineering, selling and administrative
expenses		6,669	5,838		12,621	11,631
(Loss) Income from operations		(3,789)	1,068		(4,299)	3,669

Interest income		284	814		602	1,727
Other income, net		557	158		780	466
Minority interest		293	69		111	118
Income before provision for income taxes		(2,655)	2,109		(2,806)	5,980
(Benefit) Provision for income taxes		(1,422)	786		(1,611)	2,238
Net (Loss) income	$	(1,233)	$1,323	$	(1,195)	$3,742

(Loss) Earnings per share: Basic	$	(0.38)	$0.38		$(0.36)	$1.07
Diluted	$	(0.38)	$0.38		$(0.36)	$1.06

Average Shares Outstanding: Basic		3,264	3,506		3,298	3,513
Diluted		3,267	3,512		3,303	3,518

Cash dividends declared per share		$0.15	$0.15		$0.30	$1.30

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Share Amounts)
	December28,	June 29,
	2008	2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$31,878	$51,501
Receivables, net	17,784	23,518
Inventories-
Finished products	3,809	2,521
Work in process	4,285	4,379
Purchased materials	10,757	7,414
LIFO adjustment	(4,058)	(4,045)
Total inventories	14,793	10,269
Other current assets	19,313	17,978
Total current assets	83,768	103,266
Deferred income taxes	3,684	3,684
Investment in joint ventures	4,194	3,642
Prepaid pension obligations	3,543	758
Goodwill	87	-
Other intangible assets, net	932	27

Property, plant and equipment	127,648	119,445
Less: accumulated depreciation	(91,446)	(89,109)
Net property, plant and equipment	36,202	30,336
	$132,410	$141,713

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,638	$15,974
  Accrued Liabilities:
Payroll and benefits	6,680	7,319
Environmental reserve	2,639	2,648
Other	9,934	6,998
Total current liabilities	33,891	32,939
Accrued pension obligations	2,755	2,606
Accrued postretirement obligations	9,438	9,783

Minority interest	1,729	953

Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,897,357 shares at December 28, 2008 and June 29, 2008	69	69
Capital in excess of par value	79,115	78,885
Retained earnings	161,703	163,889
Accumulated other comprehensive loss	(20,173)	(17,495)
Less: treasury stock, at cost (3,637,776 shares at December 28,
2008 and 3,444,548 shares at June 29, 2008)	(136,117)	(129,916)
Total shareholders' equity	84,597	95,432
	$132,410	$141,713

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	December 28, 2008	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,195)	$3,742
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(101)	(148)
Depreciation and amortization	2,855	3,496
Foreign Currency Transaction Gain	(1,147)	(46)
Stock based compensation expense	217	492
Change in operating assets and liabilities:
Receivables	5,275	6,788
Inventories	(1,304)	(3,560)
Other assets	(4,624)	(3,171)
Accounts payable and accrued liabilities	(2,285)	(3,457)
Other, net	(123)	(277)
Net cash (used in) provided by operating activities	(2,432)	3,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(388)	-
Acquisition of Delphi Power Products Business	(3,813)	-
Purchase of property, plant and equipment	(8,511)	(4,474)
Net cash used in investing activities	(12,712)	(4,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(6,214)	(1,146)
Dividends paid	(1,023)	(4,081)
Exercise of stock options and employee stock purchases	20	13
Loan from minority interest	1,175	250
Contribution from minority interest	762	349
Net cash used in financing activities	(5,280)	(4,615)

Foreign currency impact on cash	801	(19)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(19,623)	(5,249)

CASH AND CASH EQUIVALENTS
Beginning of period	51,501	65,491
End of period	$31,878	$60,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$(1,717)	$2,732
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive Security Products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, and Access Control Products including latches, power sliding door systems, power life gate systems, power deck lid systems and related products.  These products are provided to customers in North America, and on a global basis through the VAST Alliance in which we participate with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan.  STRATTEC’s history in the automotive business spans 100 years.  The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico and STRATTEC Componentes Automotrices are located in Juarez, Mexico.  ADAC-STRATTEC, LLC has operations in El Paso, Texas and Juarez, Mexico.  STRATTEC POWER ACCESS LLC has operations in El Paso, Texas and Matamoros, Mexico.  Equity investments in China and Brazil relating to the VAST LLC for which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

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

Interim financial results are not necessarily indicative of operating results for an entire year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2008 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 29, 2008.  Certain reclassifications have been made to the fiscal 2008 interim financial statements to conform to the fiscal 2009 presentation.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of aspects.  SFAS No. 141(R) will require that (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair value on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings when settled; (4) acquisition related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5)  in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be remeasured to their acquisition date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109 such that the adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).  This standard will be applied to all future business combinations in accordance with the effective dates as early adoption is prohibited.

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

Purchase of Delphi Power Products Business

Effective November 30, 2008, STRATTEC SECURITY CORPORATION in combination with WITTE Automotive of Velbert, Germany, and Vehicle Access Systems Technology LLC (VAST), a joint venture between STRATTEC, WITTE and ADAC Automotive of Grand Rapids, Michigan, completed the acquisition of certain assets, primarily equipment and inventory, and assumption of certain employee liabilities of Delphi Corporation's global Power Products business for approximately $6.7 million, subject to post-closing working capital adjustments. For the purposes of owning and operating the North American portion of this acquired business, STRATTEC established a new subsidiary, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. The purchase price of the North American portion of the acquired business, which is subject to further post-closing working capital adjustments, totaled approximately $3.8 million, of which STRATTEC paid approximately $3.1 million.    WITTE acquired the European portion of the business for approximately $2.4 million, and VAST LLC is in the process of acquiring the Asian portion for approximately $500,000.

The acquisition of the North American portion of this business by SPA was not material to STRATTEC’s consolidated financial statements.  Amortizable intangible assets acquired in the acquisition of $920,000 were preliminarily recorded and are subject to amortization over a period of nine years.  In addition, goodwill of approximately $87,000 was preliminarily recorded as part of the transaction.  All goodwill resulting from the purchase for tax purposes is expected to be deductible.  The purchase accounting will be completed by the end of fiscal 2009 when final costs are determined.

The operating results of SPA for the period December 1, 2008 through December 28, 2008 are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $640,000 during the three and six month periods ended December 28, 2008.

SPA designs, develops, tests, manufactures, markets and sells power systems to operate vehicle sliding side doors and rear compartment access points such as liftgates and trunk lids. In addition, the product line includes power cinching latches and cinching strikers used in these systems. Current customers for these products supplied from North America are Chrysler LLC, Hyundai Motor Company, General Motors and Ford.

Other Income, net
Net other income included in the Condensed Consolidated Statements of Income primarily includes foreign currency transaction gains and losses and Rabbi trust gains and losses.  Foreign currency transaction gains are the result of foreign currency transactions entered into by our Mexican subsidiaries and foreign currency cash balances.  The Rabbi trust funds our supplemental executive retirement plan.  The investments held in the trust are considered trading securities.  The impact of these items for the periods presented is as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Foreign Currency Transaction Gain (Loss)	$910	$(5)	$1,147	$45
Rabbi Trust Gain (Loss)	$(470)	$(30)	(530)	$15

Income Taxes
The income tax benefit for the three and six month periods ended December 28, 2008 is the result of the higher U.S. effective tax rate applied to pre-tax U.S. losses and a lower Mexican tax rate being applied to pre-tax income in Mexico.  Our U.S. effective tax rate is approximately 37 percent.  Our effective tax rate in Mexico is approximately 15 percent.

(Loss) Earnings Per Share (EPS)
Basic (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock plus the dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include outstanding stock options and restricted stock awards.

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 28, 2008			December 30, 2007
	Net Loss	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(1,233)	3,264	$(0.38)	$1,323	3,506	$0.38
Stock-Based Compensation		3			6
Diluted (Loss) Earnings Per Share	$(1,233)	3,267	$(0.38)	1,323	3,512	$0.38

	Six Months Ended
	December 28, 2008			December 30, 2007
	Net Loss	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(1,195)	3,298	$(0.36)	$3,742	3,513	$1.07
Stock-Based Compensation		5			5
Diluted (Loss) Earnings Per Share	$(1,195)	3,303	$(0.36)	$3,742	3,518	$1.06

As of December 28, 2008, options to purchase 157,440 shares of common stock at a weighted-average exercise price of $54.39 were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.  As of December 30, 2007, options to purchase 182,680 shares of common stock at a weighted-average exercise price of $59.29 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income (Loss)
Comprehensive income (loss) is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28	December 30,
	2008	2007	2008	2007
Net (Loss) Income	$(1,233)	$1,323	$(1,195)	$3,742
Change in Cumulative Translation
Adjustments, net	(2,225)	(83)	(2,678)	(8)
Total Comprehensive (Loss) Income	$(3,458)	$1,240	$(3,873)	$3,734

Stock-based Compensation
We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of December 28, 2008 were 416,203.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under the plan for the six months ended December 28, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 29, 2008	187,780	$58.74
Granted	12,000	$18.00
Exercised	-	-
Expired	(52,340)	$61.68
Forfeited	(5,000)	$58.55
Outstanding, December 28, 2008	142,440	$54.24	4.5	$-
Exercisable, December 28, 2008	130,440	$57.57	4.0	$-

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28	December 30,	December 28	December 30,
	2008	2007	2008	2007
Intrinsic Value of Options Exercised	$-	$-	$-	$-
Fair Value of Stock Options Vesting	$-	$-	$469	$197

A summary of restricted stock activity under the plan for the six months ended December 28, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 29, 2008	29,400	$46.32
Granted	10,000	$29.00
Vested	(9,600)	$51.24
Forfeited	(400)	$43.89
Nonvested Balance, December 28, 2008	29,400	$38.85

           As of December 28, 2008, there was $52,000 of total unrecognized compensation cost related to stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 1.5 years.  As of December 28, 2008, there was $559,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 1 year.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$474	$504	$48	$55
Interest cost	1,271	1,170	184	180
Expected return on plan assets	(1,641)	(1,553)	-	-
Amortization of prior service cost	20	16	(97)	(95)
Amortization of unrecognized net loss	64	161	174	176
Net periodic benefit cost	$188	$298	$309	$316

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$936	$1,009	$95	$110
Interest cost	2,542	2,340	369	358
Expected return on plan assets	(3,281)	(3,106)	-	-
Amortization of prior service cost	40	32	(194)	(189)
Amortization of unrecognized net loss	127	322	348	352
Net periodic benefit cost	$364	$597	$618	$631

Voluntary contributions made to the qualified pension plan totaled $3.0 million during both the six month periods ending December 28, 2008 and December 30, 2007.  No additional contributions are anticipated to be made during the remainder of fiscal 2009.

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

Purchase of Delphi Power Products Business

Effective November 30, 2008, STRATTEC SECURITY CORPORATION in combination with WITTE Automotive of Velbert, Germany, and Vehicle Access Systems Technology LLC (VAST), a joint venture between STRATTEC, WITTE and ADAC Automotive of Grand Rapids, Michigan, completed the acquisition of certain assets, primarily equipment and inventory, and assumption of certain employee liabilities of Delphi Corporation's global Power Products business for approximately $6.7 million, subject to post-closing working capital adjustments. For the purposes of owning and operating the North American portion of this acquired business, STRATTEC established a new subsidiary, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. The purchase price of the North American portion of the acquired business, which is subject to further post-closing working capital adjustments, totaled approximately $3.8 million, of which STRATTEC paid approximately $3.1 million.  WITTE acquired the European portion of the business for approximately $2.4 million, and VAST LLC is in the process of acquiring the Asian portion for approximately $500,000.

The acquisition of the North American portion of this business by SPA was not material to STRATTEC’s consolidated financial statements.  Amortizable intangible assets acquired in the acquisition of $920,000 were preliminarily recorded and are subject to amortization over a period of nine years.  In addition, goodwill of approximately $87,000 was preliminarily recorded as part of the transaction.  All goodwill resulting from the purchase for tax purposes is expected to be deductible.  The purchase accounting will be completed by the end of fiscal 2009 when final costs are determined.

The operating results of SPA for the period December 1, 2008 through December 28, 2008 are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $640,000 during the three and six month periods ended December 28, 2008.

SPA designs, develops, tests, manufactures, markets and sells power systems to operate vehicle sliding side doors and rear compartment access points such as liftgates and trunk lids. In addition, the product line includes power cinching latches and cinching strikers used in these systems. Current customers for these products supplied from North America are Chrysler LLC, Hyundai Motor Company, General Motors and Ford.

Analysis of Results of Operations

Our financial results for the three and six months ended December 28, 2008 reflect the overall weakness in the U.S. economy, and in particular the sharp decline in vehicle sales and production during the period.  We are reacting to the unprecedented decline in the North American auto industry in several ways.  In the second quarter, we reduced our productive work force at both our Milwaukee, Wisconsin and Juarez, Mexico facilities through a combination of temporary and permanent layoffs.  We will continue to adjust our productive workforce in this way until the business improves or stabilizes at a predictable level.  Since the beginning of our current fiscal year, we have not been replacing salaried associates who retired or left through normal attrition, saving nearly $1 million on an annualized basis.  On January 15, 2009, we reduced the U.S. salaried workforce by approximately 10 percent.  Effective January 1, 2009, we also froze executive officer salaries at their 2008 levels, and reduced our 401K match for salaried associates.  We expect these changes will save approximately $2 million on an annual basis, but will be offset during our third quarter with a charge to earnings of $350,000 for severance and outplacement costs.  Other cost reduction activities aimed at reducing general overhead costs are in place.  In addition, with the November 2008 completion of our new manufacturing facility in Juarez, Mexico we are vacating two leased facilities, one in Juarez and one in Matamoros, Mexico.  During the current quarter, we incurred approximately $132,000 of relocation costs to vacate a majority of the leased facility in

Juarez.  We expect additional relocation costs to be incurred in the third quarter to complete the moves out of both facilities.  After the consolidation of the two facilities is completed, we anticipate annual savings of approximately $500,000.

A large volume ignition lock housing program originally planned for our VAST Fuzhou joint venture plant in China will soon be sourced from our North American operations, providing additional sales and increased production of this product line at both our Milwaukee and Juarez facilities.  Production for this program should begin late in the current fiscal year, and if current forecasts are correct, it should enhance sales by more than $12 million over the next two years.

Three months ended December 28, 2008 compared to the three months ended December 30, 2007

Net sales for the three months ended December 28, 2008 were $33.8 million compared to net sales of $39.9 million for the three months ended December 30, 2007.  Sales to our largest customers overall were significantly lower in the current quarter compared to the prior year quarter.  Sales to General Motors Corporation in the current quarter were $11.6 million compared to $11.9 million in the prior year quarter due to the takeover of certain passenger car lockset production from another supplier, offset by lower vehicle production volumes, primarily for trucks and SUV’s.  Sales to Chrysler Corporation were $7.7 million in the current quarter compared to $10.0 million in the prior year quarter due to a combination of lower vehicle production and reduced component content in the products we supply, offset somewhat by $1.3 million of sales generated by SPA in December 2008.  Sales to Ford Motor Company were $3.0 million in the current quarter compared to $4.4 million in the prior year quarter and sales to Delphi Corporation were $2.0 million in the current quarter compared to $3.8 million in the prior year quarter.  The lower sales to Ford and Delphi were due to lower vehicle production volumes.  Sales during the current quarter were weaker than initially anticipated for the above four customers due to their additional production cut backs announced after the Thanksgiving holiday.  Subsequently, these customers extended their Christmas holiday shutdown downtime and further reduced their production schedules.  This will affect both our sales and profitability for the third fiscal quarter ending March 28, 2009.

Gross profit as a percentage of net sales was 8.5 percent in the current quarter compared to 17.3 percent in the prior year quarter.  The reduction in the gross profit margin was primarily attributed to reduced customer production volumes.  The current quarter also included approximately $132,000 of relocation costs related to the move from our leased facility in Juarez, Mexico to our new manufacturing facility in Juarez and a non-recurring inventory adjustment of $114,000.  Construction of the new facility was completed in November 2008.  The non-recurring inventory adjustment related to finished goods inventory acquired in the Delphi Power Products business acquisition.  The value of the finished goods inventory acquired was adjusted to its selling price less costs to sell, and gross profit was impacted by the inventory that was sold during the quarter.  The impact of the reduced customer production volumes was partially offset by lower purchased material costs for zinc and brass along with a favorable Mexico peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our operations in Mexico.  The average zinc price paid per pound decreased to $1.22 in the current quarter from $1.52 in the prior year quarter.  During the current quarter, we used approximately 1.5 million pounds of zinc.  This resulted in decreased zinc costs of approximately $450,000 in the current quarter compared to the prior year quarter.  The average brass price paid per pound decreased to $2.82 in the current quarter from $3.71 in the prior year quarter.  During the current quarter, we used approximately 235,000 pounds of brass.  This resulted in decreased brass costs of approximately $210,000 in the current quarter compared to the prior year quarter.  The inflation rate in Mexico for the twelve months ended December 28, 2008 was approximately 6.5 percent and increased operating costs by approximately $260,000 in the current quarter over the prior year quarter.  The average U.S. dollar/Mexican peso exchange rate increased to approximately 12.75 pesos to the dollar in the current quarter from approximately 10.85 pesos to the dollar in the prior year quarter.  This resulted in decreased costs related to our Mexican operations of approximately $820,000 in the current quarter over the prior year quarter.

Engineering, selling and administrative expenses were $6.7 million in the current quarter, compared to $5.8 million in the prior year quarter.  The increase was attributed to hiring SPA engineering personnel, contracting with Delphi for temporary transition services related to the acquisition, and outside legal costs incurred to defend a STRATTEC patent.

         The loss from operations in the current quarter was $3.8 million compared to income from operations of $1.1 million in the prior year quarter.  This reduction was the result of the decrease in sales and gross profit margin as discussed above.

Net other income was $557,000 in the current quarter compared to $158,000 in the prior year quarter.  The increase was primarily due to increased transaction gains resulting from foreign currency transactions entered into by our Mexican subsidiaries and was partially offset by losses on the Rabbi trust which funds our supplemental executive retirement plan.  Transaction gains were $910,000 in the current quarter compared to losses of $5,000 in the prior year quarter.  Losses related to the Rabbi trust totaled $470,000 in the current quarter compared to $30,000 in the prior year quarter.  The investments held in the trust are considered trading securities.

Our U.S. effective tax rate was approximately 37 percent.  Our effective tax rate in Mexico was approximately 15 percent.  The current quarter income tax benefit was the result of the higher U.S. effective tax rate applied to pre-tax U.S. losses and a lower Mexican tax rate being applied to pre-tax income in Mexico.  The overall U.S. effective tax rate differed from the Federal statutory tax rate primarily due to the effects of state income taxes.

Six months ended December 28, 2008 compared to the six months ended December 30, 2007

Net sales for the six months ended December 28, 2008 were $68.5 million compared to net sales of $82.6 million for the six months ended December 30, 2007.  Sales to our largest customers overall were significantly lower in the current period compared to the prior year period.  Sales to General Motors Corporation in the current period were $23.9 million compared to $24.4 million in the prior year period due to the takeover of certain passenger car lockset production from another supplier, offset by lower vehicle production volumes, primarily for trucks and SUV’s.  Sales to Chrysler Corporation were $14.8 million in the current period compared to $20.6 million in the prior year period.  This sales reduction was due to a combination of lower vehicle production and reduced component content in the products we supply, offset somewhat by $1.3 million of sales generated by SPA in December 2008.  Sales to Ford Motor Company were $5.3 million in the current period compared to $9.9 million in the prior year period and sales to Delphi Corporation were $4.0 million in the current period compared to $7.7 million in the prior year period.  The lower sales to Ford and Delphi were due to lower vehicle production volumes.  Sales during the current quarter were weaker than initially anticipated for the above four customers due to their additional production cut backs announced after the Thanksgiving holiday.  Subsequently, these customers extended their Christmas holiday shutdown downtime and further reduced their production schedules.  This will also affect our sales and profitability for the third fiscal quarter ending March 28, 2009.

Gross profit as a percentage of net sales was 12.1 percent in the current period compared to 18.5 percent in the prior year period.  The reduction in the gross profit margin was primarily attributed to reduced customer production volumes.  The current period also included approximately $132,000 of relocation costs related to the move from our leased facility in Juarez, Mexico to our new manufacturing facility in Juarez and a non-recurring inventory adjustment of $114,000.  Construction of the new facility was completed in November 2008.  The non-recurring inventory adjustment related to finished goods inventory acquired in the Delphi Power Products business acquisition.  The value of the finished goods inventory acquired was adjusted to its selling price less costs to sell, and gross profit was impacted by the inventory that was sold during the period.  The impact of the reduced customer production volumes was partially offset by lower purchased material costs for zinc and brass.   The favorable Mexico peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our operations in Mexico experienced during the period was mostly offset by cost increases resulting from inflation.  The average zinc price paid per pound decreased to $1.22 in the current period from $1.59 in the prior year period.  During the current period, we used approximately 3.2 million pounds of zinc.  This resulted in decreased zinc costs of approximately $1.2 million in the current period compared to the prior year period.  The average brass price paid per pound decreased to $3.26 in the current period from $3.81 in the prior year period.  During the current period, we used approximately 495,000 pounds of brass.  This resulted in decreased brass costs of approximately $270,000 in the current period compared to the prior year period.

Engineering, selling and administrative expenses were $12.6 million in the current period, compared to $11.6 million in the prior year period.  The increase was attributed to hiring SPA engineering personnel, contracting with Delphi for temporary transition services related to the acquisition, and outside legal costs incurred to defend a STRATTEC patent.

The loss from operations in the current period was $4.3 million compared to income from operations of $3.7 million in the prior year period.  This reduction was the result of the decrease in sales and gross profit margin as discussed above.

Net other income was $780,000 in the current period compared to $466,000 in the prior year period.  The increase was primarily due to increased transaction gains resulting from foreign currency transactions entered into by our Mexican subsidiaries and was partially offset by losses on the Rabbi trust which funds our supplemental executive retirement plan.  Transactions gains were $1.1 million in the current period compared to $45,000 in the prior year period.  Losses related to the Rabbi trust totaled $530,000 in the current period compared to gains of $15,000 in the prior year period.  The investments held in the trust are considered trading securities.

Our U.S. effective tax rate was approximately 37 percent.  Our effective tax rate in Mexico was approximately 15 percent.  The current period income tax benefit was the result of the higher U.S. effective tax rate applied to pre-tax U.S. losses and a lower Mexican tax rate being applied to pre-tax income in Mexico.  The overall U.S. effective tax rate differed from the Federal statutory tax rate primarily due to the effects of state income taxes.

Liquidity and Capital Resources

Cash flow used in operating activities was $2.4 million during the six months ended December 28, 2008 compared to $3.9 million of cash generated from operations during the six months ended December 30, 2007.  Current period operating cash flow was negatively impacted by overall financial results.  Pension contributions to our qualified plan totaled $3 million during both the current year and prior year periods.

Accounts receivable balances at December 28, 2008 decreased $5.7 million from the June 29, 2008 balances.  This decrease was primarily the result of decreased sales during the current quarter as compared to the quarter ended June 29, 2008.  Inventory balances, accounted for on a LIFO and FIFO basis, at December 28, 2008 increased $4.5 million from the June 29, 2008 balances.  The increase was primarily the result of the acquisition of certain assets, including inventory, of Delphi Corporation's global Power Products business.  Inventory balances at December 28, 2008 related to the acquired business totaled $4.1 million.  Other current liability balances at December 28, 2008 increased $2.9 million from the June 29, 2008 balances.  The increase was primarily due to liabilities established to relocate operations of the acquired business from Delphi leased facilities to STRATTEC owned facilities and other leased facilities.

Capital expenditures during the six months ended December 28, 2008, were $8.5 million, which included approximately $5.2 million for the construction of a new facility in Juarez, Mexico to replace our existing leased facility.  Capital expenditures during the six months ended December 30, 2007, were $4.5 million.  We anticipate that capital expenditures will be approximately $11 million in fiscal 2009, primarily relating to expenditures in support of requirements for new product programs, the upgrade and replacement of existing equipment and the construction of our new facility in Juarez, Mexico.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at December 28, 2008.  A total of 3,655,322 shares have been repurchased as of December 28, 2008, at a cost of approximately $136.4 million.  During the three months ended December 28, 2008, 20,951 shares were repurchased at a cost of approximately $500,000.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.

We have a $50.0 million unsecured line of credit (the “Line of Credit”) with M&I Marshall & Ilsley Bank, which expires October 31, 2009.  There were no outstanding borrowings under the Line of Credit at December 28, 2008 or June 29, 2008.  Interest on borrowings under the Line of Credit is at varying rates based on the London Interbank Offering Rate or the bank’s prime rate.  We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

Over the past two years, we have been impacted by rising health care costs, which have increased our cost of employee medical coverage.  We have also been impacted by fluctuations in the market price of zinc, brass and magnesium and inflation in Mexico, which impacts the U.S. dollar costs of our Mexican operations.  We do not hedge against our Mexican peso exposure.

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

VAST LLC participates in joint ventures in Brazil and China.  VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., was formed to service customers in South America.  VAST Fuzhou and VAST Great Shanghai, joint ventures between VAST LLC, Fortitude Corporation and a unit of Elitech Technology Co. Ltd. of Taiwan, are the base of operations to service our automotive customers in the Asian market.  VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST investments are accounted for using the equity method of accounting.  The activities related to the VAST joint ventures resulted in a gain of approximately $126,000 during the six months ended December 28, 2008 and $301,000 during the six months ended December 30, 2007.  Capital contributions totaling $388,000 were made in the current period in support of general operating expenses and the purchase of the Asian portion of Delphi Corporation's global Power Products business.

In fiscal year 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  ADAC-STRATTEC LLC, a Delaware limited liability company, was formed on October 27, 2006.  An additional Mexican entity, ADAC-STRATTEC de Mexico, which is wholly owned by ADAC-STRATTEC LLC, was formed on February 21, 2007.  ADAC-STRATTEC de Mexico production activities began in July 2007.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of $59,000 during the six months ended December 28, 2008 and decreased net income to STRATTEC of $149,000 during the six months ended December 30, 2007.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity, the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of income, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning after December 15, 2008 and will be effective for us beginning in fiscal 2010.  We do not expect the new standard to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of aspects.  SFAS No. 141(R) will require that (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair value on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings when settled; (4) acquisition related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5)  in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be remeasured to their acquisition date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109 such that the adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).  This standard will be applied to all future business combinations in accordance with the effective dates as early adoption is prohibited.

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

Our major customers also have significant underfunded legacy liabilities related to pension and postretirement health care obligations.  The future impact of these items along with a continuing loss in their North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy.  If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions.  For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection.  As a result, we wrote-off $1.6 million of uncollectible pre-petition Chapter 11 accounts receivable due from Delphi Corporation.  This directly reduced our pre-tax net income during fiscal 2006.

Financial Distress of Our Suppliers – Automotive industry conditions have adversely affected our supply base.  Lower production levels for our major customers, increases in certain raw material and energy costs and the global credit market crisis have resulted in severe financial distress among many companies within the automotive supply base.  Several automotive suppliers have filed for bankruptcy protection or ceased operations.  The continuation of financial distress within the supply base may lead to commercial disputes and possible supply chain interruptions.  In addition, the adverse industry environment may require us to take measures to ensure uninterrupted production.  The continuation or worsening of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

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

Foreign Operations – As discussed under “Joint Ventures”, we have joint venture investments in Mexico, Brazil and China.  These operations are currently not material.  However, as these operations expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

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

Item 4  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Item 1A - Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors,” of our 2008 Annual Report on Form 10-K.  Please refer to that section as well as the section titled “Risk Factors” herein for disclosures regarding the risks and uncertainties relating to our business.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through December 28, 2008, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Program	Maximum Number Of Shares that May Yet be Purchased Under the Program
September 28, 2008–November 2, 2008	18,351	$23.64	18,351	186,673
November 2, 2008–November 30, 2008	2,600	$25.52	2,600	184,073
November 30, 2008–December 28, 2008	-	-	-	184,073
Total	20,951	$23.87	20,951	184,073

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders –

At our Annual Meeting held on October 7, 2009, the shareholders voted to elect Michael J. Koss and David R. Zimmer as directors for a term to expire in 2011.  The number of votes cast for and withheld in the election of Michael J. Koss were 3,005,982 and 71,812, respectively.  The number of votes cast for and withheld in the election of David R. Zimmer were 3,028,517 and 49,277, respectively.  Directors whose terms continued after the meeting included Harold M. Stratton II and Robert Feitler with terms expiring in 2009, and Frank J. Krejci with a term to expire in 2010.

Item 5 Other Information - None

Item 6 Exhibits
(a) Exhibits
4.4(1)     Promissory Note dated as of November 1, 2008 by and between the Company and M&I Bank
31.1      Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2      Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (2)    18 U.S.C. Section 1350 Certifications

 (1)     Incorporated by reference from the September 28, 2008 Form 10-Q filed on November 7, 2008.
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

Date: February 5, 2009
By  /s/ Patrick J. Hansen
       Patrick J. Hansen
       Senior Vice President,
       Chief Financial Officer,
      Treasurer and Secretary
      (Principal Accounting and Financial Officer)