Form 10-Q
period 2009-03-29
STRATTEC SECURITY CORP
filed 2009-05-08
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES X     NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ___  NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___  (Do not check if a smaller reporting company) Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ___   NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,261,079 shares outstanding as of March 29, 2009

STRATTEC SECURITY CORPORATION
FORM 10-Q
March 29, 2009

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
The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, the impact of the Chrysler bankruptcy filing on the Company, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended June 29, 2008.
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

Item 1   Financial Statements
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended			Nine Months Ended
	March 29, 2009		March 30, 2008	March 29, 2009		March 30, 2008
Net sales		$29,348	$38,428		$97,878	$121,075

Cost of goods sold		27, 295	32,161		87, 503	99,508

Gross profit		2,053	6,267		10,375	21,567

Engineering, selling and administrative expenses		7,175	6,109		19,796	17,740

Provision for bad debts		500	-		500	-

(Loss) Income from operations		(5,622)	158		(9,921)	3,827

Interest income		91	617		693	2,344
Other income, net		104	(58)		884	408
Minority interest		503	(48)		614	70

Income before provision for income taxes		(4,924)	669		(7,730)	6,649

(Benefit) Provision for income taxes		(2,092)	223		(3,703)	2,461

Net (Loss) income	$	(2,832)	$446	$	(4,027)	$4,188

(Loss) Earnings per share:
Basic		$(0.87)	$0.13		$(1.23)	$1.20
Diluted		$(0.87)	$0.13		$(1.22)	$1.19

Average Shares Outstanding:
Basic		3,261	3,476		3,285	3,500
Diluted		3,262	3,482		3,290	3,506

Cash dividends declared per share		-	$0.15		$0.30	$1.45

The accompanying notes are an integral part of these condensed consolidated statements of income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Share Amounts)
	March 29,	June 29,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,598	$51,501
Receivables, net	21,174	23,518
Inventories-
Finished products	2,681	2,521
Work in process	3,824	4,379
Purchased materials	9,076	7,414
LIFO adjustment	(4,068)	(4,045)
Total inventories	11,513	10,269
Other current assets	18,870	17,978
Total current assets	74,155	103,266
Deferred income taxes	4,044	3,684
Investment in joint ventures	4,264	3,642
Prepaid pension obligations	3,407	758
Other intangible assets, net	889	27

Property, plant and equipment	129,408	119,445
Less: accumulated depreciation	(92,873)	(89,109)
Net property, plant and equipment	36,535	30,336
	$123,294	$141,713

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,694	$15,974
Accrued Liabilities:
Payroll and benefits	6,605	7,319
Environmental reserve	2,636	2,648
Other	8,476	6,998
Total current liabilities	28,411	32,939
Accrued pension obligations	2,833	2,606
Accrued postretirement obligations	9,484	9,783
Minority interest	1,316	953
Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,897,957 shares at March 29, 2009 and June 29, 2008	69	69
Capital in excess of par value	79,202	78,885
Retained earnings	158,872	163,889
Accumulated other comprehensive loss	(20,790)	(17,495)
Less: treasury stock, at cost (3,636,878 shares at March 29, 2009 and 3,444,548 shares at June 29, 2008)	(136,103)	(129,916)
Total shareholders' equity	81,250	95,432
	$123,294	$141,713

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 29,	March 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,027)	$4,188
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	(600)	(111)
Depreciation and amortization	4,528	5,161
Foreign currency transaction gain	(1,233)	77
Stock based compensation expense	309	616
Provision for bad debts	500	-
Change in operating assets and liabilities:
Receivables	968	6,013
Inventories	2,064	(2,878)
Other assets	(4,122)	(4,736)
Accounts payable and accrued liabilities	(7,106)	3
Other, net	(197)	(418)
Net cash (used in) provided by operating activities	(8,916)	7,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(388)	-
Acquisition of Delphi Power Products Business	(4,931)	-
Purchase of property, plant and equipment	(10,929)	(8,487)
Net cash used in investing activities	(16,248)	(8.487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(6,214)	(2,334)
Dividends paid	(1,511)	(4,609)
Exercise of stock options and employee stock purchases	30	21
Loan from minority interest	2,175	800
Contribution from minority interest	986	349
Net cash used in financing activities	(4,534)	(5,773)

Foreign currency impact on cash	795	(16)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(28,903)	(6,361)

CASH AND CASH EQUIVALENTS
Beginning of period	51,501	65,491
End of period	$22,598	$59,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes (refunded) paid	$(1,619)	$2,814
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive Security Products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, and Access Control Products including latches, power sliding door systems, power life gate systems, power deck lid systems and related products.  These products are provided to customers in North America, and on a global basis through the VAST Alliance in which we participate with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan.  STRATTEC’s history in the automotive business spans 100 years.  The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiaries, STRATTEC de Mexico and STRATTEC Componentes Automotrices, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico and STRATTEC Componentes Automotrices are located in Juarez, Mexico.  ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico.  Equity investments in China and Brazil relating to the VAST LLC for which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of aspects.  SFAS No. 141(R) requires that (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair value on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings when settled; (4) acquisition related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be remeasured to their acquisition date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109 such that the adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).  This standard will be applied to all future business combinations in accordance with the effective dates as early adoption is prohibited.

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

Purchase of Delphi Power Products Business

           Effective November 30, 2008, STRATTEC SECURITY CORPORATION in combination with WITTE Automotive of Velbert, Germany, and Vehicle Access Systems Technology LLC (VAST), a joint venture between STRATTEC, WITTE and ADAC Automotive of Grand Rapids, Michigan, completed the acquisition of certain assets, primarily equipment and inventory, and assumption of certain employee liabilities of Delphi Corporation's global Power Products business for approximately $7.3 million. For the purposes of owning and operating the North American portion of this acquired business, STRATTEC established a new subsidiary, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. The purchase price of the North American portion of the acquired business totaled approximately $4.4 million, of which STRATTEC paid approximately $3.5 million.    WITTE acquired the European portion of the business for approximately $2.4 million. Effective February 12, 2009, SPA acquired the Asian portion of the business for approximately $500,000.

           The acquisition of the North American and Asian portion of this business by SPA was not material to STRATTEC’s consolidated financial statements.  Amortizable intangible assets acquired totaled $890,000 and are subject to amortization over a period of nine years.  In addition, goodwill of approximately $15,000 was preliminarily recorded as part of the transaction, and is included in other intangible assets, net in the Condensed Consolidated Balance Sheets.  All goodwill resulting from the purchase is expected to be deductible for tax purposes.  The purchase accounting will be completed by the end of fiscal 2009 when final costs are determined.

           The operating results of SPA for the period December 1, 2008 through March 29, 2009 are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $1.5 million during the nine month period ended March 29, 2009.

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

Receivables
           Receivables consist primarily of amounts due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business.  Our evaluation of the collectibility of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole.  We increased our allowance for uncollectible trade accounts receivable by $500,000 as of March 29, 2009 in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  We have approximately $2.7 million of pre-petition bankruptcy accounts receivable from Chrysler LLC, a portion of which we believe could be uncollectible.  Prior to the Chapter 11 bankruptcy filing, we had been accepted into the United States Department of Treasury “Auto Supplier Support Program” relating to our open accounts receivable with Chrysler LLC and we are in the process of determining what trade receivables are eligible for payment under this Program.  Based on information currently available, we believe the increase in our reserve is adequate to cover the potential loss exposure related to our trade accounts receivable from Chrysler LLC as of March 29, 2009.  As further information becomes available, we may be required to record an additional reserve in the fourth quarter of fiscal 2009 for any additional loss exposure.

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

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Foreign Currency Transaction Gain (Loss)	$86	$(123)	$1,233	$(77)
Rabbi Trust Gain (Loss)	$(65)	$(173)	$(595)	$(158)

Income Taxes
The income tax benefit for the three and nine month periods ended March 29, 2009 is the result of the higher U.S. effective tax rate applied to pre-tax U.S. losses and a lower Mexican tax rate being applied to pre-tax income in Mexico.  Our U.S. effective tax rate is approximately 37 percent.  Our effective tax rate in Mexico is approximately 15 percent.

We did not have a significant change to the total amounts of unrecognized tax benefits during the nine months ended March 29, 2009.  However, STRATTEC is currently subject to income tax examinations in our Wisconsin jurisdiction for fiscal years 2005, 2006, 2007 and 2008.  The audit is currently in process and preliminary results are not yet available.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

		Three Months Ended
	March 29, 2009			March 30, 2008
	Net Loss	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(2,832)	3,261	$(0.87)	$446	3,476	$0.13
Stock-Based Compensation		1			6
Diluted (Loss) Earnings Per Share	$(2,832)	3,262	$(0.87)	$446	3,482	$0.13

		Nine Months Ended
	March 29, 2009			March 30, 2008
	Net Loss	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(4,027)	3,285	$(1.23)	$4,188	3,500	$1.20
Stock-Based Compensation		5			6
Diluted (Loss) Earnings Per Share	$(4,027)	3,290	$(1.22)	$4,188	3,506	$1.19

           As of March 29, 2009, options to purchase 227,240 shares of common stock at a weighted-average exercise price of $38.07 were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.  As of March 30, 2008, options to purchase 184,680 shares of common stock at a weighted-average exercise price of $59.13 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income (Loss)
Comprehensive income (loss) is presented in the following table (in thousands):
	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net (Loss) Income	$(2,832)	$446	$(4,027)	$4,188
Change in Cumulative Translation Adjustments, net	(617)	279	(3,295)	287
Total Comprehensive (Loss) Income	$(3,449)	$725	$(7,322)	$4,475

Stock-based Compensation
We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of March 29, 2009 were 332,003.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers and specified employees under our stock incentive plan.  Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted.  Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors.  The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant.  The options vest 1 to 4 years after the date of grant.  Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant.  Restricted shares granted have voting and dividend rights.  The restricted stock grants issued to date vest 3 years after the date of grant.

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

A summary of stock option activity under the plan for the nine months ended March 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 29, 2008	187,780	$58.74
Granted	96,800	$11.80
Exercised	-	-
Expired	(52,340)	$61.68
Forfeited	(5,000)	$58.55
Outstanding, March 29, 2009	227,240	$38.07	6.4	$-
Exercisable, March 29, 2009	130,440	$57.57	3.8	$-

            The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Intrinsic Value of Options Exercised	$-	$-	$-	$-
Fair Value of Stock Options Vesting	$-	$76	$469	$273

           A summary of restricted stock activity under the plan for the nine months ended March 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 29, 2008	29,400	$46.32
Granted	10,000	$29.00
Vested	(10,200)	$50.80
Forfeited	(1,000)	$46.22
Nonvested Balance, March 29, 2009	28,200	$38.64

As of March 29, 2009, there was $339,600 of total unrecognized compensation cost related to stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 1.9 years.  As of March 29, 2009, there was $465,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 11 months.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$500	$505	$48	$55
Interest cost	1,270	1,170	183	179
Expected return on plan assets	(1,640)	(1,553)	-	-
Amortization of prior service cost	19	16	(97)	(94)
Amortization of unrecognized net loss	64	161	174	176
Net periodic benefit cost	$213	$299	$308	$316

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$1,436	$1,514	$143	$165
Interest cost	3,812	3,510	552	538
Expected return on plan assets	(4,921)	(4,658)	-	-
Amortization of prior service cost	59	48	(291)	(283)
Amortization of unrecognized net loss	191	482	522	527
Net periodic benefit cost	$577	$896	$926	$947

           Voluntary contributions made to the qualified pension plan totaled $3.0 million during both of the nine month periods ending March 29, 2009 and March 30, 2008, respectively.  No additional contributions are anticipated to be made during the remainder of fiscal 2009.

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

Purchase of Delphi Power Products Business

           Effective November 30, 2008, STRATTEC SECURITY CORPORATION in combination with WITTE Automotive of Velbert, Germany, and Vehicle Access Systems Technology LLC (VAST), a joint venture between STRATTEC, WITTE and ADAC Automotive of Grand Rapids, Michigan, completed the acquisition of certain assets, primarily equipment and inventory, and assumption of certain employee liabilities of Delphi Corporation's global Power Products business for approximately $7.3 million. For the purposes of owning and operating the North American portion of this acquired business, STRATTEC established a new subsidiary, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. The purchase price of the North American portion of the acquired business totaled approximately $4.4 million, of which STRATTEC paid approximately $3.5 million.    WITTE acquired the European portion of the business for approximately $2.4 million. Effective February 12, 2009, SPA acquired the Asian portion of the business for approximately $500,000.

           The acquisition of the North American and Asian portion of this business by SPA was not material to STRATTEC’s consolidated financial statements.  Amortizable intangible assets acquired totaled $890,000 and are subject to amortization over a period of nine years.  In addition, goodwill of approximately $15,000 was preliminarily recorded as part of the transaction, and is included in other intangible assets, net in the Condensed Consolidated Balance Sheets.  All goodwill resulting from the purchase is expected to be deductible for tax purposes.  The purchase accounting will be completed by the end of fiscal 2009 when final costs are determined.

           The operating results of SPA for the period December 1, 2008 through March 29, 2009 are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $1.5 million during the nine month period ended March 29, 2009.

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

Analysis of Results of Operations

Our financial results for the three and nine months ended March 29, 2009 reflect the overall weakness in the U.S. economy, and in particular the sharp decline in vehicle sales and production during the period.  We are reacting to the unprecedented decline in the North American auto industry in several ways.  During our second and third fiscal quarters, we reduced our productive work force at both our Milwaukee, Wisconsin and Juarez, Mexico facilities through a combination of temporary and permanent layoffs.  We will continue to adjust our productive workforce in this way until the business improves or stabilizes at a predictable level.  Since the beginning of our current fiscal year, we have not been replacing salaried associates who retired or left through normal attrition, saving nearly $1 million on an annualized basis.  On January 15, 2009, we reduced the U.S. salaried workforce by approximately 10 percent.  Effective January 1, 2009, we also froze executive officer salaries at their calendar year 2008 levels, and reduced our 401K match for salaried associates.  We expect these changes will save approximately $2 million on an annual basis, but will be offset during our third fiscal quarter with a charge to earnings of $350,000 for severance and outplacement costs.  Other cost reduction activities aimed at reducing general overhead costs are in place.

In addition, with the November 2008 completion of our new manufacturing facility in Juarez, Mexico we vacated two leased facilities, one in Juarez and one in Matamoros, Mexico.  During the current year, we incurred approximately $206,000 of relocation costs to vacate the leased facility in Juarez.  The moves from the leased facilities to the new facility were completed during our third fiscal quarter.  We anticipate annual savings of approximately $500,000 related to vacating the leased facility.  We were not contractually obligated to pay to terminate the leases related to these two leased facilities in Mexico.  The contractual lease term for the facility in Matamoros, Mexico expires in July, 2009.  The building was occupied through February 2009.  The lease related to this facility was assumed as part of the purchase of Delphi Power Products effective as of November 30, 2008.  We will continue to make lease payments for Matamoros through the end of the lease term, which expires on July 31, 2009.  The lease payments made during the period the building was occupied were recorded as rent expense.  A purchase accounting reserve was established as of the purchase date in accordance with our plan to move the operations from the Matamoros facility to an owned facility in Juarez, Mexico.  The lease payments made from March 2009 through July 2009 will be charged against this reserve.   The contractual lease term for the facility in Juarez, Mexico expired on February 2, 2009.  This building was occupied through the end of January 2009.  Lease payments were made and recorded as rent expense through the end of the lease term.

On April 23, 2009, General Motors Corporation announced assembly plant downtime for the months of May through July in order to reduce excess inventories at their dealer locations.  Most of the approximately 190,000 vehicles removed from General Motors’ production schedules are those that we supply.  On April 27, 2009, General Motors announced certain aspects of its Revised Viability Plan including reduced production volumes for calendar year 2009 and the subsequent five years.  We will be evaluating the impact this Plan will have on our business as more details become available.  On April 30, 2009, Chrysler LLC announced assembly plant downtime for the months of May and June 2009 as part of their reorganization under Chapter 11 bankruptcy.

As a result of these announced reductions in production by General Motors and Chrysler LLC, we are also reducing our production schedules and cost structure.  These reductions will affect both our sales and profitability for the fourth fiscal quarter ending June 28, 2009.

A large volume ignition lock housing program originally planned for our VAST Fuzhou joint venture plant in China will soon be sourced from our North American operations, providing additional sales and increased production of this product line at both our Milwaukee and Juarez facilities.  Production for this program should begin late in the current fiscal year, and if current forecasts are correct, it should enhance sales by more than $12 million in the aggregate over the next two years.

Three months ended March 29, 2009 compared to the three months ended March 30, 2008

Net sales for the three months ended March 29, 2009 were $29.3 million compared to net sales of $38.4 million for the three months ended March 30, 2008.  Sales to our largest customers overall were significantly lower in the current quarter compared to the prior year quarter.  Sales to General Motors Corporation in the current quarter were $6.6 million compared to $10.1 million in the prior year quarter due to lower vehicle production volumes, partially offset by the takeover of certain passenger car lockset production from another supplier.  The prior year quarter sales to General Motors were impacted by production reductions as a direct result of a strike called by the UAW against a major General Motors supplier reducing our sales by approximately $1.2 million.  Sales to Chrysler LLC were $11.1 million in the current quarter compared to $9.7 million in the prior year quarter.  The increased Chrysler sales were due to $5.2 million of sales generated by SPA relating primarily to the products supplied on Dodge, Chrysler and Volkswagen minivans, offset by a combination of lower vehicle production volume and reduced component content in the lock products we supply.  Sales to Ford Motor Company were $3.6 million in the current quarter compared to $5.0 million in the prior year quarter, and sales to Delphi Corporation were $1.2 million in the current quarter compared to $3.8 million in the prior year quarter.  The lower sales to Ford and Delphi were due to lower vehicle production volumes.  Sales during the current quarter were weaker than initially anticipated for the above four customers due to their additional production schedule cut backs during the months following the Christmas holiday shutdown.

Gross profit as a percentage of net sales was 7.0 percent in the current quarter compared to 16.3 percent in the prior year quarter.  The decrease in the gross profit margin was primarily attributed to reduced customer production volumes, partially offset by lower purchased material costs for zinc and brass along with a favorable Mexico Peso to U.S. dollar exchange rate affecting our operations in Mexico.  The current quarter also included approximately $73,000 of relocation costs related to the move from our leased facility in Juarez, Mexico to our new manufacturing facility in Juarez, a non-recurring inventory adjustment of $38,000 and severance costs of $154,000 relating to a work force reduction in Mexico in January 2009.  Construction of our new facility in Mexico was completed in November 2008, and the move from our leased facility in Juarez to our new facility was completed in February 2009.  The non-recurring inventory adjustment related to finished goods inventory acquired in the Delphi Power Products business acquisition.  The value of the finished goods inventory acquired was adjusted to its selling price less costs to sell, and gross profit was impacted by the inventory that was sold during the quarter.  The impact of the reduced customer production volumes was partially offset by lower purchased material costs for zinc and brass along with a favorable Mexico peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our operations in Mexico.

The average zinc price paid per pound decreased to $1.20 in the current quarter from $1.49 in the prior year quarter.  During the current quarter, we used approximately 1.0 million pounds of zinc.  This resulted in decreased zinc costs of approximately $300,000 in the current quarter compared to the prior year quarter.  The average brass price paid per pound decreased to $2.63 in the current quarter from $3.81 in the prior year quarter.  During the current quarter, we used approximately 165,000 pounds of brass.  This resulted in decreased brass costs of approximately $190,000 in the current quarter compared to the prior year quarter.  Given the significant financial impact on us relating to changes in the cost of zinc and brass, our primary raw materials, commencing with fiscal 2008, we began quoting quarterly material price adjustments for changes in our raw material costs in our negotiations with our customers.  Our success in obtaining these quarterly price adjustments in our customer contracts is dependant on separate negotiations with each of our customers.  It is not a standard practice for our customers to include such price adjustments in their contracts.  We have been successful in obtaining quarterly price adjustments in some of our customer contracts.  However, we have not been successful in obtaining the adjustments with all of our customers.

The inflation rate in Mexico for the twelve months ended March 29, 2009 was approximately 6.0 percent and increased our operating costs by approximately $200,000 in the current quarter over the prior year quarter.  The average U.S. dollar/Mexican peso exchange rate increased to approximately 14.45 pesos to the dollar in the current quarter from approximately 10.75 pesos to the dollar in the prior year quarter.  This resulted in decreased costs related to our Mexican operations of approximately $1.2 million in the current quarter over the prior year quarter.

Engineering, selling and administrative expenses were $7.2 million in the current quarter, compared to $6.1 million in the prior year quarter.  The increased spending was primarily attributed to hiring SPA engineering personnel and contracting with Delphi for temporary transition services related to the acquisition.  The temporary transition services and related expenses totaled $309,000 in the current quarter.  Also, included in the current quarter is a charge of $350,000 for severance and outplacement costs relating to a U.S. salaried work force reduction on January 15, 2009.  We expect that the salaried work force reduction, along with reductions in our 401K match, will save us approximately $2.0 million annually.

The provision for bad debts of $500,000 in the current quarter was recorded in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  We have approximately $2.7 million of pre-petition bankruptcy accounts receivable from Chrysler LLC, a portion of which we believe could be uncollectible.  Prior to the Chapter 11 bankruptcy filing, we had been accepted into the United States Department of Treasury “Auto Supplier Support Program” relating to our open accounts receivable with Chrysler LLC and we are in the process of determining what trade receivables are eligible for payment under this Program.  Based on information currently available, we believe the increase in our reserve is adequate to cover the potential loss exposure related to our trade accounts receivable from Chrysler LLC as of March 29, 2009.  As further information becomes available, we may be required to record an additional reserve in the fourth quarter of fiscal 2009 for any additional loss exposure.

The loss from operations in the current quarter was $5.6 million compared to income from operations of $158,000 in the prior year quarter.  This reduction was the result of the decrease in sales and gross profit margin, the increase in operating expenses and the provision for bad debts as discussed above.

Net other income was $104,000 in the current quarter compared to net other expense of $58,000 in the prior year quarter.  The increase was primarily due to favorable transaction gains resulting from foreign currency transactions entered into by our Mexican subsidiaries in the current quarter compared to transactions losses in the prior year quarter and reduced losses on the Rabbi trust in the current quarter compared to the prior year quarter.  The Rabbi trust funds our supplemental executive retirement plan.  Transaction gains were $86,000 in the current quarter compared to losses of $123,000 in the prior year quarter.  Losses related to the Rabbi trust totaled $65,000 in the current quarter compared to $173,000 in the prior year quarter.  The investments held in the trust are considered trading securities.

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

Nine months ended March 29, 2009 compared to the nine months ended March 30, 2008

Net sales for the nine months ended March 29, 2009 were $97.9 million compared to net sales of $121.1 million for the nine months ended March 30, 2008.  Sales to our largest customers overall were significantly lower in the current period compared to the prior year period.  Sales to General Motors Corporation in the current period were $30.8 million compared to $34.4 million in the prior year period due to lower vehicle production volumes, partially offset by the takeover of certain passenger car lockset production from another supplier.  The prior year period sales to General Motors were impacted by production reductions during the prior year third quarter as a direct result of a strike called by the UAW against a major General Motors supplier reducing sales by approximately $1.2 million.  Sales to Chrysler LLC were $26.1 million in the current period compared to $30.3 million in the prior year period.  This sales reduction was due to a combination of lower vehicle production volume and reduced component content in the lock products we supply, offset by $6.5 million of sales generated by SPA relating primarily to the products supplied on the Dodge, Chrysler and Volkswagen minivans.  Sales to Ford Motor Company were $8.8 million in the current period compared to $14.9 million in the prior year period and sales to Delphi Corporation were $5.2 million in the current period compared to $11.6 million in the prior year period.  The lower sales to Ford and Delphi were primarily due to lower vehicle production volumes.  Sales during the current period were weaker than initially anticipated for the above four customers due to their additional production cut backs announced after the Thanksgiving holiday and their additional production schedule cut backs during the months following the Christmas holiday shutdown.

Gross profit as a percentage of net sales was 10.6 percent in the current period compared to 17.8 percent in the prior year period.  The decrease in the gross profit margin was primarily attributed to reduced customer production volumes, partially offset by lower purchased material costs for zinc and brass along with a favorable Mexico Peso to U.S. dollar exchange rate affecting our operations in Mexico.  The current period also included approximately $205,000 of relocation costs related to the move from our leased facility in Juarez, Mexico to our new manufacturing facility in Juarez, a non-recurring inventory adjustment of $152,000 and severance costs of $154,000 relating to a work force reduction in Mexico in January 2009.  Construction of the new facility was completed in November 2008, and the move from our leased facility in Juarez to our new facility was completed in February 2009.  The non-recurring inventory adjustment related to finished goods inventory acquired in the Delphi Power Products business acquisition.  The value of the finished goods inventory acquired was adjusted to its selling price less costs to sell, and gross profit was impacted by the inventory that was sold during the period.  The impact of the reduced customer production volumes was partially offset by lower purchased material costs for zinc and brass.   The impact of the reduced customer production volumes was partially offset by lower purchased material costs for zinc and brass along with a favorable Mexico peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our operations in Mexico.

The average zinc price paid per pound decreased to $1.21 in the current period from $1.56 in the prior year period.  During the current period, we used approximately 4.2 million pounds of zinc.  This resulted in decreased zinc costs of approximately $1.4 million in the current period compared to the prior year period.  The average brass price paid per pound decreased to $3.15 in the current period from $3.81 in the prior year period.  During the current period, we used approximately 660,000 pounds of brass.  This resulted in decreased brass costs of approximately $435,000 in the current period compared to the prior year period.  As noted above, commencing with fiscal 2008, we began quoting quarterly material price adjustments for changes in our raw material costs in our negotiations with our customers.  Our success in obtaining these quarterly price adjustments in our customer contracts is dependant on our separate negotiations with each of our customers.  It is not a standard practice for our customers to include such price adjustments in their contracts.  We have been successful in obtaining quarterly price adjustments in some of our customer contracts.  However, we have not been successful in obtaining the adjustments with all of our customers.

The inflation rate in Mexico for the twelve months ended March 29, 2009 was approximately 6.0 percent and increased our operating costs by approximately $750,000 in the current period over the prior year period.  The average U.S. dollar/Mexican peso exchange rate increased to approximately 12.50 pesos to the dollar in the current period from approximately 10.85 pesos to the dollar in the prior year period.  This resulted in decreased costs related to our Mexican operations of approximately $2.4 million in the current period over the prior year period.

Engineering, selling and administrative expenses were $19.8 million in the current period, compared to $17.7 million in the prior year period.  The increase was primarily attributed to hiring SPA engineering personnel, contracting with Delphi for temporary transition services related to the acquisition, outside legal costs incurred to defend a STRATTEC patent and a charge of $350,000 for severance and outplacement costs relating to a U.S. salaried work force reduction on January 15, 2009.  We expect that the salaried work force reduction, along with reductions in our 401K match, will save us approximately $2.0 million annually.

The provision for bad debts of $500,000 in the current year period was recorded in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  We have approximately $2.7 million of pre-petition bankruptcy accounts receivable from Chrysler LLC, a portion of which we believe could be uncollectible.  Prior to the Chapter 11 bankruptcy filing, we had been accepted into the United States Department of Treasury “Auto Supplier Support Program” relating to our open accounts receivable with Chrysler LLC and we are in the process of determining what trade receivables are eligible for payment under this Program.  Based on information currently available, we believe the increase in our reserve is adequate to cover the potential loss exposure related to our trade accounts receivable from Chrysler LLC as of March 29, 2009.  As further information becomes available, we may be required to record an additional reserve in the fourth quarter of fiscal 2009 for any additional loss exposure.

The loss from operations in the current period was $9.9 million compared to income from operations of $3.8 million in the prior year period.  This reduction was the result of the decrease in sales and gross profit margin, the increase in operating expenses and the provision for bad debts as discussed above.

Net other income was $884,000 in the current period compared to $408,000 in the prior year period.  The increase was primarily due to favorable transaction gains resulting from foreign currency transactions entered into by our Mexican subsidiaries in the current period compared to transactions losses in the prior year period offset by increased losses on the Rabbi trust, which funds our supplemental executive retirement plan.  Transactions gains were $1.2 million in the current period compared to losses of $77,000 in the prior year period.  Losses related to the Rabbi trust totaled $595,000 in the current period compared to $158,000 in the prior year period.  The investments held in the trust are considered trading securities.

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

Liquidity and Capital Resources
Our primary source of cash flow is from our major customers, which include General Motors Corporation, Ford Motor Company, Chrysler LLC and Delphi Corporation.  As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 29, 2009 is as follows (in thousands of dollars):

	U.S.	Canada	Mexico	Total
General Motors	$5,470	$-	$491	$5,961
Ford	1,774	-	-	1,774
Chrysler	3,313	4,435	876	8,624
Delphi	203	-	-	203

On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  Prior to the Chapter 11 bankruptcy filing, we had been accepted into the United States Department of Treasury “Auto Supplier Support Program” relating to our open accounts receivable with Chrysler LLC.  As of April 30, 2009, we have approximately $2.7 million of pre-petition bankruptcy accounts receivable from Chrysler LLC.  Based on the information currently available, we believe the majority of this $2.7 million balance will be paid under the Auto Supplier Support Program.  During the quarter ended March 29, 2009, we increased our provision for bad debts by $500,000 to cover the portion of this balance which we believe could be uncollectible.  As further information becomes available, we may be required to record an additional reserve in the fourth quarter of fiscal 2009 for any additional loss exposure.

On April 27, 2009, General Motors announced certain aspects of its Revised Viability Plan describing certain structural changes which will occur over the next five years.  If this Plan is not accepted by the U.S. Government by May 31, 2009, General Motors may also be required to reorganize under a Chapter 11 bankruptcy proceeding similar to the one initiated by Chrysler LLC.  We are in the process of applying for acceptance into the United States Department of Treasury “Auto Supplier Support Program” relating to our open accounts receivable with General Motors.  As of the date of this 10-Q filing, we have not been formally accepted into this program.

As discussed under Analysis of Results of Operations, in April 2009, both General Motors and Chrysler LLC announced assembly plant downtime for the months of May through July.  These announced reductions in production will negatively impact our cash flow from operations during the first quarter of fiscal 2010.  However, we believe that our existing cash balances along with our Line of Credit, which is discussed below, is adequate to meet our anticipated capital expenditure, working capital and operating expenditure requirements.

Cash flow used in operating activities was $8.9 million during the nine months ended March 29, 2009 compared to $7.9 million of cash generated from operations during the nine months ended March 30, 2008.  Current period operating cash flow was negatively impacted by overall financial results and the initial funding of working capital related to the SPA operations.  Pension contributions to our qualified plan totaled $3 million during both the current year and prior year periods.

Capital expenditures during the nine months ended March 29, 2009, were $10.9 million, which included approximately $5.7 million for the construction of a new facility in Juarez, Mexico to replace our existing leased facility.  Capital expenditures during the nine months ended March 30, 2008, were $8.5 million.  We anticipate that capital expenditures will be approximately $12 million to $13 million in fiscal 2009, primarily relating to expenditures in support of requirements for new product programs, the upgrade and replacement of existing equipment and the construction of our new facility in Juarez, Mexico.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at March 29, 2009.  A total of 3,655,322 shares have been repurchased as of March 29, 2009, at a cost of approximately $136.4 million.  No shares were repurchased during the three months ended March 29, 2009.  During the nine months ended March 29, 2009, 193,989 shares were repurchased at a cost of approximately $6.2 million.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.

          We have a $50.0 million unsecured line of credit (the “Line of Credit”) with M&I Marshall & Ilsley Bank, which expires October 31, 2009.  There were no outstanding borrowings under the Line of Credit at March 29, 2009 or March 30, 2008.  Interest on borrowings under the Line of Credit is at varying rates based on the London Interbank Offering Rate or the bank’s prime rate.  We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.  The line of credit is not subject to any covenants.

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

           The VAST investments are accounted for using the equity method of accounting.  The activities related to the VAST joint ventures resulted in a gain to STRATTEC of approximately $203,000 during the nine months ended March 29, 2009 and $450,000 during the nine months ended March 30, 2008.  During the current period, the VAST partners made capital contributions to VAST totaling approximately $1.2 million in support of general operating expenses.  STRATTEC’s portion of the capital contributions totaled $388,000.

            In fiscal year 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  ADAC-STRATTEC LLC, a Delaware limited liability company, was formed on October 27, 2006.  An additional Mexican entity, ADAC-STRATTEC de Mexico, which is wholly owned by ADAC-STRATTEC LLC, was formed on February 21, 2007.  ADAC-STRATTEC de Mexico production activities began in July 2007.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in no change in net income to STRATTEC during the nine months ended March 29, 2009 and decreased net income to STRATTEC of $112,000 during the nine months ended March 30, 2008.

           As noted above, effective November 30, 2008, STRATTEC and WITTE established a new entity, STRATTEC POWER ACCESS LLC, which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  STRATTEC POWER ACCESS LLC operates the North American portion of the Power Products business which was acquired from Delphi Corporation.

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

           In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of aspects.  SFAS No. 141(R) requires that (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair value on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings when settled; (4) acquisition related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be remeasured to their acquisition date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109 such that the adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).  This standard will be applied to all future business combinations in accordance with the effective dates as early adoption is prohibited.

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

           Environmental Reserve – We have a liability recorded related to the estimated costs to remediate a site at our Milwaukee facility, which was contaminated by a solvent spill from a former above ground solvent storage tank occurring in 1985.  The recorded environmental liability balance involves judgment and estimates.  Our reserve estimate is based on a third party assessment of the costs to adequately cover the cost of active remediation of the contamination at this site.  Actual costs might vary from this estimate for a variety of reasons including changes in laws and changes in the assessment of the level of remediation actually required at this site.  Therefore, future changes in laws or the assessment of the level of remediation required could result in changes in our estimate of the required liability.  Refer to the discussion of Commitments and Contingencies included in the Notes to Financial Statements on page 28 of our 2008 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 29, 2008.

           Incurred But Not Reported Claim Reserve for Self-Insured Health plans and Workers’ Compensation Reserve – We have self-insured medical and dental plans covering all eligible U.S. associates.  We also maintain an insured workers’ compensation program covering all U.S. associates.  The insurance is renewed annually and may be covered under a loss sensitive plan.  Under a loss sensitive plan, the ultimate cost is dependent upon losses incurred during the policy period.  The incurred loss amount for loss sensitive policies will continue to change as claims develop and are settled in future periods.  The expected ultimate cost of claims incurred under these plans is subject to judgment and estimation.  We estimate the ultimate expected cost of claims incurred under these plans based upon the aggregate liability for reported claims and an estimated additional liability for claims incurred but not reported.  Our estimate of claims incurred but not reported is based on an analysis of historical data, current trends related to claims and health care costs and information available form the insurance carrier.  Actual ultimate costs may vary from estimates due to variations in actual claims experience from past trends and large unexpected claims being filed.  Therefore, changes in claims experience and large unexpected claims could result in changes to our estimate of the claims incurred but not reported liabilities.  Refer to the discussion of Self Insurance and Loss Sensitive Plans under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements on page 25 of our 2008 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 29, 2008.

           Allowance for Doubtful Accounts Related to Trade Accounts Receivable – Our trade accounts receivable consist primarily of receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business.  Our evaluation of the collectibility of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole.  The estimate of the required reserve involves uncertainty as to future collectibility of receivable balances.  This uncertainty is magnified by the financial difficulty currently experienced by our customers as discussed under Risk-Factors-Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share on page 17 of our 2008 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 29, 2008.  Refer to the discussion of Receivables under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements on page 23 of our 2008 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 29, 2008.  For the quarter ended March 29, 2009, we recorded a provision for bad debts of $500,000 in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  We have approximately $2.7 million of pre-petition bankruptcy accounts receivable from Chrysler LLC, a portion of which we believe could be uncollectible.  Prior to the Chapter 11 bankruptcy filing, we had been accepted into the United States Department of Treasury “Auto Supplier Support Program” relating to our open accounts receivable with Chrysler LLC and we are in the process of determining what trade receivables are eligible for payment under this Program.  Based on information currently available, we believe the increase in our reserve is adequate to cover the potential loss exposure related to our trade accounts receivable from Chrysler LLC as of March 29, 2009.  As further information becomes available, we may be required to record an additional reserve in the fourth quarter of fiscal 2009 for any additional loss exposure.

           Repair and Maintenance Supply Parts Reserve – We maintain an inventory of repair and maintenance parts in support of operations.  The inventory includes critical repair parts for all production equipment as well as general maintenance items.  The inventory of critical repair parts is required to avoid disruptions in our customers’ just-in-time production schedules due to lack of spare parts when equipment break-downs occur.  Depending on maintenance requirements during the life of the equipment, excess quantities of repair parts arise.  A repair and maintenance supply parts reserve is maintained to recognize the normal adjustment of inventory for obsolete and slow-moving repair and maintenance supply parts.  Our evaluation of the reserve level involves judgment and estimates, which are based on a review of historical obsolescence and current inventory levels.  Actual obsolescence may differ from estimates due to actual maintenance requirements differing from historical levels.  This could result in changes to our estimated required reserve.  Refer to the discussion of Repair and Maintenance Supply Parts under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements on page 24 of our 2008 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 29, 2008.

           We believe the reserves discussed above are estimated using consistent and appropriate methods.  However, changes to the assumptions could materially affect the recorded reserves.

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

Risk Factors
          We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

           Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share– Sales to General Motors Corporation, Ford Motor Company, Chrysler LLC and Delphi Corporation represent approximately 75 percent of our annual net sales and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable.  The contracts with these customers provide for supplying the customer’s requirements for a particular model.  The contracts do not specify a specific quantity of parts.  The contracts typically cover the life of a model, which averages approximately four to five years.  Components for certain customer models may also be “market tested” annually.  Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

           On April 27, 2009, General Motors announced certain aspects of its Revised Viability Plan including reduced production volumes for calendar year 2009 and the subsequent five years.  The announcement indicated that certain vehicle brands, including Pontiac, Saturn, Hummer and Saab, will be discontinued.  In addition, subsequent to Chrysler LLC's filing for Chapter 11 bankruptcy protection on April 30, 2009, they have announced temporary plant shutdowns for May and June and certain vehicle models planned for discontinuation (Jeep Commander, Dodge Nitro, Dodge Avenger, Dodge Durango, Dodge Dakota, Chrysler Sebring, Chrysler Aspen etc.). We will be evaluating the impact these Plans will have on our business as more details become available.

          Our major customers also have significant underfunded legacy liabilities related to pension and postretirement health care obligations.  The future impact of these items along with a continuing loss in their North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy.  If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions.  For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection.  As a result, we wrote-off $1.6 million of uncollectible pre-petition Chapter 11 accounts receivable due from Delphi Corporation.  This directly reduced our pre-tax net income during fiscal 2006.  On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  As discussed under Critical Accounting Policies - Other Reserves - Allowance for Doubtful Accounts Related to Trade Accounts Receivable herein, for our quarter ended March 29, 2009 we recorded a provision for bad debts of $500,000 related to this filing.  This directly reduced our pre-tax net income during the period ended March 29, 2009.  As further information becomes available, we may be required to record an additional reserve in the fourth quarter of fiscal 2009 for any additional loss exposure.

           Production Slowdowns for Customers – Our major customers and many of their suppliers have been significantly impacted by the slowing economy.  Many of our major customers have instituted production cut backs during fiscal 2009.  Moreover, certain of our major customers have announced plans to continue these production cut backs for the remainder of fiscal 2009 and, in some cases, into future fiscal years.  For example, during April 2009, General Motors Corporation announced assembly plant downtime for the months of May through July in order to reduce excess inventories at their dealer locations.  Most of the 190,000 vehicles removed from General Motors’ production schedules are those that we supply.  Consequently, this downtime will further reduce our production schedules that will affect both our sales and profitability for our fiscal fourth quarter ending June 28, 2009.  Additionally, on April 27, 2009, General Motors announced some aspects of its Revised Viability Plan including reduced production volumes for the remainder of calendar 2009 and the subsequent five calendar years.  We will be evaluating the impact this Plan will have on our business as more details become available.  The continuation of these production cut backs could have a material adverse effect on our existing and future revenues and net income.

           Financial Distress of Automotive Supply Base– Automotive industry conditions have adversely affected STRATTEC and our supply base.  Lower production levels for our major customers, increases in certain raw material and energy costs and the global credit market crisis have resulted in severe financial distress among many companies within the automotive supply base.  Several automotive suppliers have filed for bankruptcy protection or ceased operations.  The continuation of financial distress within the supply base and their inability to obtain credit from lending institutions may lead to commercial disputes and possible supply chain interruptions.  In addition, the adverse industry environment may require us to take measures to ensure uninterrupted production.  The continuation or worsening of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

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

           Financial Industry/Credit Market Risk - The U.S. capital and credit markets have been experiencing volatility and disruption for over a year.  In many cases this has resulted in pressures on borrowers and reduced credit availability from certain issuers without regard to the underlying financial strength of the borrower or issuer.  If current levels of financial market disruption and volatility continue or worsen, there can be no assurance that such conditions will not have an effect on the Company's ability to access debt and, in turn, result in a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 1A.  Risk Factors

Please refer to the section titled “Risk Factors” herein for disclosures regarding the risks and uncertainties relating to our business.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through March 29, 2009, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the quarter ended March 29, 2009.

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 8, 2009                                                                                        By /s/ Patrick J. Hansen
 Patrick J. Hansen
 Senior Vice President,
 Chief Financial Officer,
 Treasurer and Secretary
(Principal Accounting and Financial Officer)