Form 10-K
period 2009-06-28
STRATTEC SECURITY CORP
filed 2009-08-28
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 28, 2009.

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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 28, 2008 (the last business day of the Registrant’s most recently completed second quarter), was approximately $38,879,000 (based upon the last reported sale price of the Common Stock at December 28, 2008, on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
On August 7, 2009, there were outstanding 3,262,459 shares of the Registrant’s $.01 par value Common Stock.
Documents Incorporated by Reference

Part of the Form 10-K
Document	into which incorporated
Portions of the Annual Report to Shareholders for the fiscal year ended June 28, 2009	I, II, IV

Portions of the Proxy Statement dated August 28, 2009, for the Annual Meeting of Shareholders to be held on October 6, 2009.	III
PROSPECTIVE INFORMATION
A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2009 Annual Report to Shareholders and the Company’s Proxy Statement, dated August 28, 2009, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning. These statements include matters related to expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-K. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.
The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, the impact on the Company of the Chrysler LLC and General Motors Corporation bankruptcy filings, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis section of the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by reference in Part I, Item 1A of this report and in the Company’s other filings with the Securities and Exchange Commission.
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

PART I
Item 1. Business
The information set forth under “Company Description” which appears on pages 5 through 12 of the Company’s 2009 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under “Notes to Financial Statements-Export Sales” included on page 43 of the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by reference.
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
Sources and Availability of Raw Materials
The Company’s primary raw materials are high-grade zinc, brass, magnesium, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate the sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for our needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included on page 23 of the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by reference.
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
Although, in the aggregate, the intellectual property discussed above are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the STRATTEC and STRATTEC with logo trademarks.
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
Dependence Upon Significant Customers
A very significant portion of the Company’s annual sales are to General Motors Corporation, Delphi Corporation, Ford Motor Company, and Chrysler LLC (which became Chrysler Group LLC on June 10, 2009). These four customers accounted for approximately 71 percent of the Company’s net sales in 2009, 75 percent of the Company’s net sales in 2008 and 80 percent of the Company’s net sales in 2007. Further information regarding sales to the Company’s largest customers is set forth under the caption “Risk Factors - Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns for Customers” included on page 22 of the Company’s 2009 Annual Report to Shareholders and “Notes to Financial Statements-Sales and Receivable Concentration” included on page 43 of the Company’s 2009 Annual Report to Shareholders, both of which are incorporated herein by reference.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers’ ability to produce and sell vehicles which utilize the Company’s products. The Company has enjoyed good relationships with General Motors Corporation, Chrysler LLC, Ford Motor Company, Delphi Corporation and other customers in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company’s financial performance.
During fiscal year 2009, the Company’s major customers, Chrysler LLC, General Motors Corporation and Ford Motor Company presented long-term viability plans to the United States Government. These plans focused on reducing North American production capacity, closing facilities, eliminating certain vehicle models, brands and overall structural costs to operate profitably at a 10 million vehicle production build level in North America. The above customers have taken steps to implement these plans over the next couple of years. The overall expectation is that North American vehicle build schedules will rebound from the historical 27 year low experienced in 2009, but will not reach the previous production build levels of 15-16 million vehicles per year during the next 5 years.
The Company’s financial results for the year ended June 28, 2009 reflect the overall weakness in the U.S. economy, and in particular the sharp decline in vehicle sales and production during the year. During the quarter ended June 28, 2009, the Company’s two largest customers, Chrysler LLC and General Motors Corporation, filed for Chapter 11 bankruptcy protection for their U.S. legal entities. Chrysler’s filing occurred on April 30, 2009, and General Motors filed on June 1, 2009. Within days of its filing, Chrysler took the unusual step of shutting down all of its North American manufacturing facilities during May and June 2009. This development was on top of previously announced General Motors plant shutdowns idling a significant amount of its North American plant capacity for the purpose of reducing its retail inventory of new vehicles. May and June of 2009 were therefore extremely slow sales months for the Company, each nearly 45 percent below the Company’s April 2009 sales levels. This slowness extended into July, the first month of the Company’s fiscal 2010 year.
Sales and Marketing
The Company provides its customers with engineered locksets, steering column lock housings, seatback and secondary latches, power sliding door systems, power liftgate systems, power decklids and other access products which are unique to specific vehicles. Any given vehicle will typically take 1 to 3 years of development and engineering design time prior to being offered to the public. The locksets, lock housings, power liftgates, power sliding door and other power access systems, and latches are designed concurrently with the vehicle. Therefore, commitment to the Company as the production source occurs 1 to 3 years prior to the start of production. The Company employs an engineering staff that assists in providing design and technical solutions to its customers. The Company believes that its engineering expertise is a competitive advantage and contributes toward its strong market position. For example, the Company believes it regularly provides innovative design proposals for its product offerings to its customers that will improve customer access, vehicle security system quality, theft deterrence and system cost.
The typical process used by automotive manufacturers in selecting a lock, lock housing, power liftgate, power sliding door and other power access systems, or latch supplier is to offer the business opportunity to the Company and several of the Company’s competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, a commitment is made for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year. Production quantity releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a “Just-in-Time” supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.

Competition
The Company competes with domestic and foreign-based competitors on the basis of custom product design, engineering support, quality, delivery and price. While the number of direct competitors is currently relatively small, the automotive manufacturers actively encourage competition between potential suppliers. The Company has a large share of the North American market for its lock and key, housing, power liftgate, power sliding door, and latch products because of its ability to provide optimal value, which is a beneficial combination of price, quality, technical support, program management, innovation and aftermarket support. In order to reduce lockset or housing, power liftgate, power sliding door, and latch product production costs while still offering a wide range of technical support, the Company utilizes assembly operations and certain light manufacturing operations in Mexico, which results in lower labor costs as compared to the United States.
As locks become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge the Company. To address this, the Company has strengthened its electrical engineering knowledge and service. It is also working with several electronics suppliers to jointly develop and supply these advanced products.
The Company’s lockset, housing and power access competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech, Valeo, Honda Lock, Methode, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included on page 24 of the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by reference.
Research and Development
The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2009, 2008, and 2007, the Company spent approximately $1.9 million, $1.9 million, and $2.2 million, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and will continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company’s interests resulting from these activities.
Customer Tooling
The Company incurs costs related to tooling used in component production and assembly. Some of these costs are reimbursed by customers who then own the tools involved. See the information set forth under “Notes to Financial Statements-Customer Tooling in Progress” included on page 31 of the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by reference.
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
As discussed in “Notes to Financial Statements-Commitments and Contingencies” included on page 37 of the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from a former above-ground solvent storage tank located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.
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

Employees
At June 28, 2009, the Company had approximately 1,655 full-time employees, of which approximately 210 or 12.7 percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility. In June 2008, a new contract with the unionized associates was ratified and is effective through June 30, 2012. During June 2001, there was a 16-day strike by the represented employees at the Company’s Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors-Disruptions Due to Work Stoppages and Other labor Matters” included on pages 23 and 24 of the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by reference.
Available Information
The Company maintains its corporate website at www.strattec.com and makes available, free of charge, through this website its code of business ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports that the Company files with, or furnishes to, the Securities and Exchange Commission (the “Commission”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Commission. The Company is not including all the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. However, this report includes (or incorporates by reference) all material information about the Company that is included on the Company’s website which is otherwise required to be included in this report.
Item 1A. Risk Factors
The information set forth under “Risk Factors” which appears on pages 22 through 24 of the Company’s 2009 Annual Report to Shareholders is incorporated herein by reference. The risks described in the section “Risk Factors” in the Company’s 2009 Annual Report to Shareholders are not the only risks the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in those risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of the Company’s common stock could decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company has three manufacturing plants, one warehouse, and a sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Headquarters and General Offices; Component Manufacturing and Service Parts Distribution	352,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	97,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices, Key Finishing, Injection Molding and Assembly Operations	140,000	Owned
El Paso, Texas	Finished Goods Warehouse	38,000	Leased	**
Troy, Michigan	Sales and Engineering Office for Detroit Customer Area	18,900	Leased	**

**	Leased unit within a complex.
The Company believes that its production facilities will be adequate for the foreseeable future.
Item 3. Legal Proceedings
In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program. At June 28, 2009, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395. The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through June 28, 2009, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the quarter ended June 28, 2009.
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “STRT.”
The information set forth under “Financial Summary – Quarterly Financial Data (Unaudited)” included on page 47 of the Company’s 2009 Annual Report to Shareholders is incorporated herein by reference.
Item 6. Selected Financial Data
The information set forth under “Five Year Financial Summary” which appears on page 47 of the Company’s 2009 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference elsewhere herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth under “Management’s Discussion and Analysis” which appears on pages 13 through 24 of the Company’s 2009 Annual Report to Shareholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company did not hold any market risk sensitive instruments during the period covered by this report.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of Grant Thornton LLP dated August 24, 2009, the report of management on internal control over financial reporting and the report of Grant Thornton LLP on internal control over financial reporting dated August 24, 2009, which appear on pages 25 through 46 of the Company’s 2009 Annual Report to Shareholders, are incorporated herein by reference.
Our quarterly results of operations included under “Financial Summary-Quarterly Financial Data (Unaudited)” which appears on page 47 of the Company’s 2009 Annual Report to Shareholders is incorporated herein by reference.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as the end of the period covered by this report at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The report of management required under this Item 9A is included on page 44 of the Company’s 2009 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.
The attestation report required under this Item 9A is included on page 45 of the Company’s 2009 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information included in the Company’s Proxy Statement, dated August 28, 2009, under “Proposal: Election of Directors,” “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of four outside independent Directors, Michael J. Koss, Audit Committee Chairman, Robert Feitler, Frank J. Krejci and David R. Zimmer.
Item 11. Executive Compensation
The information included in the Company’s Proxy Statement, dated August 28, 2009, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.
The information incorporated by reference from “Report of Compensation Committee” in the Company’s Proxy Statement, dated August 28, 2009, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information included in the Company’s Proxy Statement, dated August 28, 2009, under “Security Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes share information, as of June 28, 2009, for the Company’s Stock Incentive Plan.

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

Item 13. Certain Relationships and Related Transactions and Director Independence
The information included in the Company’s Proxy Statement, dated August 28, 2009, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information included in the Company’s Proxy Statement, dated August 28, 2009, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)(i)	Financial Statements - The following financial statements of the Company, included on pages 25 through 46 of the Company’s 2009 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Form 10-K annual report:
Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of June 28, 2009 and June 29, 2008

Consolidated Statements of Operations - years ended June 28, 2009, June 29, 2008 and July 1, 2007

Consolidated Statements of Shareholders’ Equity - years ended June 28, 2009, June 29, 2008 and July 1, 2007

Consolidated Statements of Cash Flows - years ended June 28, 2009, June 29, 2008 and July 1, 2007

Notes to Financial Statements
(2)	Financial Statement Schedule
All schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.
(3)	Exhibits. See “Exhibit Index” beginning on page 12.
(b)	Exhibits
See “Exhibit Index” and the exhibits attached hereto or previously filed as described in the “Exhibit Index” beginning on page 12.
(c)	Financial Statement Schedules
None required.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION
	By:	/s/ Harold M. Stratton II
Harold M. Stratton II
Chairman, President and Chief Executive Officer

Date: August 28, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Harold M. Stratton II	Chairman, President, Chief Executive	August 28, 2009
Harold M. Stratton II	Officer, and Director (Principal Executive Officer)

/s/ Frank J. Krejci	Director	August 18, 2009
Frank J. Krejci

/s/ Michael J. Koss	Director	August 18, 2009
Michael J. Koss

/s/ Robert Feitler	Director	August 18, 2009
Robert Feitler

/s/ David R. Zimmer	Director	August 18, 2009
David R. Zimmer

/s/ Patrick J. Hansen	Senior Vice President, Chief Financial Officer,	August 28, 2009
Patrick J. Hansen	Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

Exhibit
3.1 (2)	Amended and Restated Articles of Incorporation of the Company	*

3.2 (9)	By-laws of the Company	*

4.1 (13)	Promissory Note dated November 1, 2008 by and between the Company and M&I Bank	*

10.1 (9) **	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan	*

10.2 (9) **	Form of Restricted Stock Grant Agreement	*

10.3 (3) (4) (5) (6) (7) (8) (11)**	Employment Agreements between the Company and the identified executive officers	*

10.4 (1) (3) (4) (5) (6) (7) (8) (11)**	Change In Control Agreements between the Company and the identified executive officers	*

10.5 (12) **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive Officers and Senior Managers	*

10.6 (12) **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Non-employee Members of the Board of Directors	*

10.7 (10) **	Amended STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*

10.8	Employment Agreement between the Company and Richard P. Messina dated as of December 1, 2008

10.9	Change In Control Agreement between the Company and Richard P. Messina dated as of December 1, 2008

13	Annual Report to Shareholders for the year ended June 28, 2009

18	Letter Regarding Change in Accounting Principle

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm dated August 24, 2009

31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (14)	18 U.S.C. Section 1350 Certifications

*	Previously filed

**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Amendment No. 1 to the Form 10 filed on January 20, 1995.

(2)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

(3)	Incorporated by reference from the June 27, 1999 Form 10-K filed on September 17, 1999.

(4)	Incorporated by reference from the July 1, 2001 Form 10-K filed on September 4, 2001.

(5)	Incorporated by reference from the June 30, 2002 Form 10-K filed on August 28, 2002.

(6)	Incorporated by reference from the June 29, 2003 Form 10-K filed on August 28, 2003.

(7)	Incorporated by reference from the September 26, 2004 Form 10-Q filed on November 2, 2004.

(8)	Incorporated by reference from the March 27, 2005 Form 10-Q filed on April 29, 2005.

(9)	Incorporated by reference from the Form 8-K filed on October 7, 2005.

(10)	Incorporated by reference from the January 1, 2006 Form 10-Q filed on February 7, 2006.

(11)	Incorporated by reference from the April 1, 2007 Form 10-Q filed on May 8, 2007.

(12)	Incorporated by reference from the July 1, 2007 Form 10-K filed on August 30, 2007.

(13)	Incorporated by reference from the September 30, 2008 Form 10-Q filed on November 7, 2008.

(14)	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.