Form 10-Q
period 2009-09-27
STRATTEC SECURITY CORP
filed 2009-11-05
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-25150

STRATTEC SECURITY CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Wisconsin (State of Incorporation)	39-1804239 (I.R.S. Employer Identification No.)

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

Common stock, par value $0.01 per share: 3,271,709 shares outstanding as of September 27, 2009

STRATTEC SECURITY CORPORATION
FORM 10-Q
September 27, 2009

INDEX

		Page
Part I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22

Part II - OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	23
Item 4	Submission of Matters to a Vote of Security Holders	23
Item 5	Other Information	23
Item 6	Exhibits	23

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
       The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, the impact on the Company from bankruptcy filings involving the Company’s customers, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended June 28, 2009.
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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	September 27 2009	September 28 2008

Net sales	$41,181	$34,731
Cost of goods sold	34,383	29,307
Gross profit	6,798	5,424
Engineering, selling and administrative expenses	6,199	5,952
Recovery of bad debts	(220)	-
Income (Loss) from operations	819	(528)
Interest income	23	318
Other income, net	428	223
Income before provision for income taxes	1,270	13
Provision for (benefit from) income taxes	341	(193)
Net income	929	206
Net loss (income) attributed to non-controlling interest	14	(186)
Net income attributable to STRATTEC SECURITY CORPORATION	$943	$20

Comprehensive Income (Loss):
Net income	$929	$206
Change in cumulative translation adjustments, net	(312)	(457)
Total other comprehensive loss	(312)	(457)
Comprehensive income (loss)	617	(251)
Comprehensive loss (income) attributed to non-controlling interest	14	(182)
Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$631	$(433)

Earnings per share:
Basic	$0.29	$0.01
Diluted	$0.29	$0.01
Average shares outstanding:
Basic	3,266	3,332
Diluted	3,271	3,340

Cash dividends declared per share	$-	$0.15

The condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 28, 2008 has been retrospectively adjusted for our change in 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method.  Additional details are available in the accompanying notes.

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income (loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (In Thousands, Except Share Amounts)

	September 27, 2009	June 28, 2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$22,230	$22,764
Receivables, net	28,425	17,235
Inventories-
Finished products	3,171	3,812
Work in process	3,703	3,432
Purchased materials	8,283	9,345
Total inventories	15,157	16,589
Other current assets	13,779	15,970
Total current assets	79,591	72,558
Deferred income taxes	12,935	13,143
Investment in joint ventures	4,580	4,483
Other long-term assets	1,041	1,069
Property, plant and equipment	131,834	131,502
Less: accumulated depreciation	(95,118)	(94,566)
Net property, plant and equipment	36,716	36,936
	$134,863	$128,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,555	$11,369
Accrued Liabilities:
Payroll and benefits	8,741	8,232
Environmental reserve	2,628	2,636
Other	8,603	8,611
Total current liabilities	37,527	30,848
Accrued pension obligations	14,399	15,183
Accrued postretirement obligations	9,646	9,601

Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,906,957 shares at September 27, 2009 and at June 28, 2009	69	69
Capital in excess of par value	79,352	79,247
Retained earnings	160,228	159,285
Accumulated other comprehensive loss	(31,406)	(31,094)
Less: treasury stock, at cost (3,635,248 shares at September 27, 2009 and 3,635,989 shares at June 28, 2009)	(136,077)	(136,089)
Total STRATTEC SECURITY CORPORATION shareholders' equity	72,166	71,418
Non-controlling interest	1,125	1,139
Total shareholders’ equity	73,291	72,557
	$134,863	$128,189

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to STRATTEC SECURITY CORPORATION	$943	$20
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	(14)	186
Depreciation and amortization	1,751	1,380
Foreign currency transaction gain	(65)	(238)
Stock based compensation expense	106	128
Recovery of bad debts	(220)	-
Change in operating assets and liabilities:
Receivables	(11,031)	1,546
Inventories	1,432	(338)
Other assets	2,683	(1,234)
Accounts payable and accrued liabilities	5,665	(727)
Other, net	(64)	(40)
Net cash provided by operating activities	1,186	683

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	-	(125)
Purchase of property, plant and equipment	(1,762)	(5,316)
Net cash used in investing activities	(1,762)	(5,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(5,714)
Dividends paid	-	(521)
Exercise of stock options and employee stock purchases	11	10
Loan from non-controlling interest	-	375
Net cash provided by (used in) financing activities	11	(5,850)

Foreign currency impact on cash	31	165

NET DECREASE IN CASH AND CASH EQUIVALENTS	(534)	(10,443)

CASH AND CASH EQUIVALENTS
Beginning of period	22,764	51,501
End of period	$22,230	$41,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$109	$150
Interest paid	-	-

The condensed consolidated statement of cash flows for the three months ended September 28, 2008 has been retrospectively adjusted for our change in 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method.  Additional details are available in the accompanying notes.

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basis of Financial Statements
      STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive security products, including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings; and access control products, including latches, power sliding door systems, power life gate systems, power deck lid systems, door handles and related access control products for North American automotive customers.  We also supply global automotive manufacturers through the VAST Alliance (VAST ALLIANCE) in which we participate with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan.  Our products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support.  We have only one reporting segment.

      The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico is located in Juarez, Mexico.  ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico.  Equity investments in Vehicle Access Systems Technology LLC (VAST LLC) for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method.

      In the opinion of management, the accompanying condensed consolidated balance sheet as of June 28, 2009, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X.  All significant intercompany transactions have been eliminated.

       Interim financial results are not necessarily indicative of operating results for an entire year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2009 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.

      Certain reclassifications have been made to the fiscal 2009 interim financial statements to conform to the fiscal 2010 presentation.  The fiscal 2010 presentation is based on the adoption of a new accounting standard issued by the Financial Accounting Standards Board (FASB) related to non-controlling interests in consolidated financial statements.  The adoption of the new standard resulted in the retrospective adjustment to the presentation of prior year quarter financial information and additional disclosures.  The adoption did not impact previously reported net income or retained earnings amounts but did require a reclassification of the non-controlling interest to a component of total shareholders’ equity.  The FASB Accounting Standards Codification (ASC) was also adopted during the quarter.  The adoption the ASC did not result in any restatements of previously reported financial statements.

      On December 30, 2008, the FASB issued a new accounting standard which significantly expands the disclosures required by employers for postretirement plan assets.  The new standard requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks.  The new standard is effective for periods ending after December 15, 2009.  The disclosure requirements are annual and do not apply to interim financial statements.  We are required to provide the expanded pension plan asset disclosure in our annual financial statements for the year ending June 27, 2010.

Subsequent Events
      Subsequent events have been evaluated through November 5, 2009, the date the financial statements were issued.  On October 8, 2009, STRATTEC’s U.S. hourly represented associates agreed to an amendment to the U.S. qualified defined benefit pension plan, which discontinues the benefit accruals for salary increases and credited service rendered after December 31, 2009.  A similar amendment to the Company’s defined benefit pension plan for its U.S. based salaried associates will become effective at the same time.  To offset these benefit reductions, STRATTEC will supplement its existing defined contribution 401(k) savings plan effective January 1, 2010 with a higher Company matching contribution.  In addition, STRATTEC’s retiree health insurance benefit program for eligible U.S. participants will also be changed to limit the amount of future health benefit payments for associates who retire after December 31, 2009.  Along with these changes, the U.S. hourly represented associates agreed to delay wage increases originally scheduled for June 2010 and 2011.  The wage increases will instead be effective in June 2012 and 2013.  The contract with the U.S. hourly represented associates has also been extended two years and will expire June 29, 2014.  The financial impacts of the above changes are not currently available.  Necessary actuarial calculations will be completed using associate data as of the effective date of the plan changes.  The financial impacts will be disclosed in future financial statements upon completion of the necessary actuarial calculations.

         On October 29, 2009, VAST LLC entered into an agreement to purchase the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai, for $9.6 million.  STRATTEC’s share of the purchase price will total $3.2 million.  The transaction is expected to be completed during STRATTEC’s second quarter of fiscal 2010 and is pending customary government approval in China.  Upon completion of the transaction, VAST LLC will own 100% of the Chinese joint ventures.  In connection with this transaction, $7.5 million of the purchase price will be paid upon receipt of government approval in China.  The remaining $2.1 million will be paid in three installments over the next 18 months.  A $2.1 million stand-by letter of credit was issued by VAST LLC, and is guaranteed by STRATTEC, related to the future installment payments.

Purchase of Delphi Power Products Business
      Effective November 30, 2008, STRATTEC in combination with WITTE Automotive of Velbert, Germany, completed the acquisition of certain assets, primarily equipment and inventory, and assumption of certain employee liabilities of Delphi Corporation’s Power Products business for approximately $7.3 million.  For purposes of owning and operating the North American portion of this acquired business, STRATTEC established a new subsidiary, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  The purchase price of the North American portion of the business totaled approximately $4.4 million, of which STRATTEC paid approximately $3.5 million.  WITTE acquired the European portion of the business for approximately $2.4 million.  Effective February 12, 2009, SPA acquired the Asian portion of the business for approximately $500,000.

      The acquisition of the North American and Asian portions of this business by SPA was not material to STRATTEC’s consolidated financial statements.  Amortizable intangible assets acquired totaled $890,000 and are subject to amortization over a period of nine years.  In addition, goodwill of approximately $223,000 was recorded as part of the transaction.  The amortizable intangibles and goodwill are included in other long-term assets in the Condensed Consolidated Balance Sheets.  All goodwill and other intangible assets resulting from the purchase are expected to be deductible for tax purposes.

      The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in reduced net income to STRATTEC of approximately $140,000 for the three months ended September 27, 2009.

       SPA designs, develops, tests, manufacturers, markets and sells power systems to operate vehicle sliding side doors and rear compartment access points such as liftgates and truck lids.  In addition, the product line includes power cinching latches and cinching strikers used in these systems.  Current customers for these products supplied from North America are Chrysler Group LLC, Hyundai Kia Automotive Group, General Motors Company and Ford Motor Company.

Fair Value of Financial Instruments
               The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate book value as of September 27, 2009 and September 28, 2008.  Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 (in thousands of dollars):

	Quoted Prices In Active Market	Fair Value Inputs Observable Inputs Other Than Market Prices	Unobservable Inputs
Rabbi Trust assets	$3,817	$-	$-

                The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the Condensed Consolidated Balance Sheets.  Assets held in the Trust include U.S. Treasury Securities and large, medium and small-cap index funds.

Inventories:
      Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.  Prior to the fourth quarter of fiscal 2009, the majority of our inventories were accounted for using the last-in, first-out (LIFO) method of accounting.  During the fourth quarter of 2009, we changed our method of accounting for this inventory from the LIFO method to the FIFO method.  We believe the FIFO method is a preferable method which better reflects the current cost of inventory on our consolidated balance sheets.  After this change, all inventories have a consistent costing method.  For comparative purposes, all periods presented have been retrospectively adjusted on a FIFO basis.  The following table summarizes the effect of the accounting change on our condensed consolidated financial statements for the three months ended September 28, 2008 (in thousands, except per share amounts):

	Originally Reported	As Reported Under FIFO
Condensed Consolidated Statements of Operations:
Cost of goods sold	$29,289	$29,307
Net income	$38	$20
Basic earnings per share	$0.01	$0.01
Diluted Earnings per share	$0.01	$0.01
Condensed Consolidated Statements of Cash Flows:
Change in inventories	$(356)	$(338)

Shareholder’s Equity
A summary of activity impacting shareholders’ equity for the three month period ended September 27, 2009 is as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributed to STRATTEC	Equity Attributed to Non-Controlling Interest
Balance, June 28, 2009	$72,557	$71,418	$1,139
Net income (loss)	929	943	(14)
Translation adjustments	(312)	(312)	-
Stock Based Compensation	106	106	-
Employee Stock Purchases	11	11	-
Balance, September 27, 2009	$73,291	$72,166	$1,125

Other Income, net
      Net other income included in the Condensed Consolidated Statements of Operations primarily includes foreign currency transaction gains and losses, and Rabbi Trust gains and losses.  Foreign currency transaction gains are the result of foreign currency transactions entered into by our Mexican subsidiaries and foreign currency cash balances.  The Rabbi Trust funds our supplemental executive retirement plan.  The investments held in the Trust are considered trading securities.  The impact of these items for each of the periods presented is as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Foreign Currency Transaction Gain	$65	$238
Rabbi Trust Gain (Loss)	$283	$(69)

Income Taxes
      The income tax provision (benefit) for the three month periods ended September 27, 2009 and September 28, 2008 is impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.  The effective tax rate for income subject to tax in Mexico is approximately 19 percent.

      We did not have a significant change to the total amounts of unrecognized tax benefits during the three months ended September 27, 2009.  However, STRATTEC is currently subject to income tax examinations in our Wisconsin jurisdiction for fiscal years 2005, 2006, 2007 and 2008.  The audit is currently in process and preliminary results are not yet available.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 27, 2009			September 28, 2008
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$943	3,266	$0.29	$20	3,332	$0.01
Stock-Based Compensation		5			8
Diluted Earnings Per Share	$943	3,271	$0.29	$20	3,340	$0.01

       As of September 27, 2009, options to purchase 142,440 shares of common stock at a weighted-average exercise price of $54.24 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of September 28, 2008, options to purchase 135,440 shares of common stock at a weighted-average exercise price of $57.61 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation
      We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of September 27, 2009 were 322,003.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

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

      There was no stock option activity under the stock incentive plan for the three months ended September 27, 2009.  Stock options outstanding and exercisable as of September 27, 2009 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, September 27, 2009	227,240	$38.07	5.9	$253
Exercisable, September 27, 2009	130,440	$57.57	3.2	$-

      The intrinsic value of stock options exercised and the fair value of stock options vesting during the three month periods presented is as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28 2008
Intrinsic Value of Options Exercised	$-	$-
Fair Value of Stock Options Vesting	$-	$469

      A summary of restricted stock activity under the stock incentive plan for the three months ended September 27, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 28, 2009	28,200	$38.64
Granted	10,000	$14.75
Vested	(9,000)	$40.00
Forfeited	-	$-
Nonvested Balance, September 27, 2009	29,200	$30.04

    As of September 27, 2009, there was $294,000 of total unrecognized compensation cost related to stock options granted under the stock incentive plan.  This cost is expected to be recognized over a weighted average period of 1.7 years.  As of September 27, 2009, there was $439,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 1 year.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$470	$463	$31	$48
Interest cost	1,285	1,271	175	184
Expected return on plan assets	(1,588)	(1,641)	-	-
Amortization of prior service cost	20	20	(97)	(97)
Amortization of unrecognized net loss	201	63	171	174
Net periodic benefit cost	$388	$176	$280	$309

     Voluntary contributions made to the qualified pension plan totaled $1.0 million during the three month period ending September 27, 2009.  No contributions were made to the qualified pension plan during the three months ended September 28, 2008.  Voluntary contributions made during the second quarter of fiscal 2009 totaled $3.0 million.  Additional voluntary contributions of $3.0 million are anticipated to be made during the remainder of fiscal 2010.

     As noted above under Subsequent Events, certain amendments to the qualified pension plan have been adopted and are effective January 1, 2010.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2009 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.  Unless otherwise indicated, all references to years refer to fiscal years.

Purchase of Delphi Power Products Business

       Effective November 30, 2008, STRATTEC in combination with WITTE Automotive of Velbert, Germany, completed the acquisition of certain assets, primarily equipment and inventory, and assumption of certain employee liabilities of Delphi Corporation’s Power Products business for approximately $7.3 million.  For purposes of owning and operating the North American portion of this acquired business, STRATTEC established a new subsidiary, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  The purchase price of the North American portion of the business totaled approximately $4.4 million, of which STRATTEC paid approximately $3.5 million.  WITTE acquired the European portion of the business for approximately $2.4 million.  Effective February 12, 2009, SPA acquired the Asian portion of the business for approximately $500,000.

      The acquisition of the North American and Asian portions of this business by SPA was not material to STRATTEC’s consolidated financial statements.  Amortizable intangible assets acquired totaled $890,000 and are subject to amortization over a period of nine years.  In addition, goodwill of approximately $223,000 was recorded as part of the transaction.  The amortizable intangibles and goodwill are included in other long-term assets in the Condensed Consolidated Balance Sheets.  All goodwill and other intangible assets resulting from the purchase are expected to be deductible for tax purposes.

      The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in reduced net income to STRATTEC of approximately $140,000 for the three months ended September 27, 2009.

       SPA designs, develops, tests, manufacturers, markets and sells power systems to operate vehicle sliding side doors and rear compartment access points such as liftgates and truck lids.  In addition, the product line includes power cinching latches and cinching strikers used in these systems.  Current customers for these products supplied from North America are Chrysler Group LLC, Hyundai Kia Automotive Group, General Motors Company and Ford Motor Company.

Analysis of Results of Operations

Three months ended September 27, 2009 compared to the three months ended September 28, 2008

      Net sales for the three months ended September 27, 2009 were $41.2 million compared to net sales of $34.7 million for the three months ended September 28, 2008.  Sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels.  Sales to Chrysler Group LLC were $12.8 million in the current quarter compared to $7.1 million in the prior year quarter.  Included in the current quarter were sales generated by SPA, offset by a combination of lower vehicle production volumes and reduced component content in the other security products we supply.  Sales to General Motors Company were $9.9 million in the current quarter compared to $12.3 million in the prior year quarter.  The reduction was primarily due to lower vehicle production volumes.  Sales to Ford Motor Company increased to $3.7 million in the current quarter compared to $2.3 million in the prior year quarter largely due to higher Ford vehicle production volumes.  Also, in the current quarter, sales generated by SPA to Hyundai Kia were $3.0 million.

                Gross profit as a percentage of net sales was 16.5 percent in the current quarter compared to 15.6 percent in the prior year quarter.  The increase in the gross profit margin was impacted by a favorable Mexican Peso to U.S. Dollar exchange rate affecting our operations in Mexico, partially offset by higher expediting and overtime costs incurred during September 2009 to meet significantly increased production requirements from our customers as they rebuilt retail inventories following the U.S. Government’s “Cash for Clunkers” program that ended in August 2009.  The inflation rate in Mexico for the twelve months ended September 27, 2009 was approximately 4.8 percent and increased our operating costs by approximately $185,000 in the current quarter over the prior year quarter.  The average U.S. dollar/Mexican peso exchange rate increased to approximately 13.30 pesos to the dollar in the current quarter from approximately 10.25 pesos to the dollar in the prior year quarter.  This resulted in decreased costs related to our Mexican operations of approximately $1.2 million in the current quarter over the prior year quarter.

      Engineering, selling and administrative expenses were $6.2 million in the current quarter compared to $6.0 million in the prior year quarter.  The current quarter includes expenses for SPA engineering and administrative personnel that were hired as of the acquisition date.  These additional costs were partially offset by reduced salary costs due to the majority of U.S. associates taking unpaid time off in July 2009 and a January 2009 reduction in our salaried workforce.

      The current quarter results include a $220,000 recovery of allowance for doubtful accounts.  In our third quarter ended March 29, 2009, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  As of September 27, 2009, all uncollectible amounts related to the bankruptcy filings were written off against the reserve.

    The income from operations in the current quarter was $819,000 compared to loss from operations of $528,000 in the prior year quarter.  This change was primarily the result of the increase in sales and gross profit margin as discussed above.

    Net other income was $428,000 in the current quarter compared to $223,000 in the prior year quarter.  The increase was primarily due to gains on the Rabbi Trust in the current quarter, partially offset by a reduction in favorable transaction gains resulting from foreign currency transactions entered into by our Mexican subsidiaries in the current quarter compared to the prior year quarter.  The Rabbi Trust funds our supplemental executive retirement plan.  Gains related to the Rabbi Trust totaled $283,000 in the current quarter compared to losses of $69,000 in the prior year quarter.  The investments held in the Trust are considered trading securities.  Foreign currency transaction gains totaled $65,000 in the current quarter compared to $238,000 in the prior year quarter.

      The income tax provision (benefit) for the three month periods ended September 27, 2009 and September 28, 2008 is impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources
      Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC.  As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 27, 2009 is as follows (in thousands of dollars):

	U.S.	Canada	Mexico	Total
General Motors	$6,888	$700	$789	$8,377
Ford	1,862	55	203	2,120
Chrysler	3,501	6,182	1,061	10,744

                On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  During the quarter ended March 29, 2009, we increased our provision for bad debts by $500,000 to cover the portion of the pre-bankruptcy receivable balances which we believed could be uncollectible.  As of September 27, 2009, all uncollectible amounts related to the bankruptcy filings were written off against the reserve.  During the current quarter, $220,000 of the $500,000 provision was recorded as a recovery of allowance for doubtful accounts.

       Cash flow provided by operating activities was $1.2 million during the three months ended September 27, 2009 compared to $683,000 during the three months ended September 28, 2008.  Current period operating cash flow was negatively impacted by planned assembly plant downtime experienced by both General Motors and Chrysler during the months of May through July.  Pension contributions to our qualified plan totaled $1 million during the current year quarter.  No pension contributions were made during the prior year quarter.

                 Capital expenditures during the three months ended September 27, 2009, were $1.8 million.  Capital expenditures during the three months ended September 28, 2008, were $5.3 million, which included approximately $3.2 million for the construction of a new facility in Mexico.  The construction of the new facility was completed in fiscal 2009.  We anticipate that capital expenditures will be approximately $5 million to $6 million in fiscal 2010, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

                 Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at September 27, 2009.  A total of 3,655,322 shares have been repurchased as of September 27, 2009, at a cost of approximately $136.4 million.  No shares were repurchased during the three months ended September 27, 2009.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.  Based on the current economic environment and our preference to conserve cash, we anticipate minimal or no stock repurchase activity in fiscal year 2010.

      We have a $20.0 million unsecured line of credit (the “Line of Credit”) with M&I Marshall & Ilsley Bank, which expires October 30, 2010.  This unsecured line of credit replaced a $50.0 million unsecured line of credit with M&I Marshall & Ilsley Bank which terminated on October 31, 2009.  There were no outstanding borrowings under the Line of Credit at September 27, 2009 or September 28, 2008.  Interest on borrowings under our line of credit is at varying rates based on the London Interbank Offering Rate with a minimum annual rate of 4 percent.  We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.  The Line of Credit is not subject to any covenants.

                Over the past several years, we have been impacted by rising health care costs, which have increased our cost of employee medical coverage.  A portion of these increases have been offset by plan design changes and employee wellness initiatives.  We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations.  We have negotiated raw material price adjustments clauses with certain customers to offset some of the market price fluctuations.  We do not hedge against our Mexican peso exposure.

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

VAST LLC participates in joint ventures in Brazil and China.  VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., was formed to service customers in South America.  VAST Fuzhou and VAST Great Shanghai, joint ventures between VAST LLC, Fortitude Corporation and a unit of Elitech Technology Co. Ltd. of Taiwan, are the base of operations to service our automotive customers in the Asian market.  On October 29, 2009, VAST LLC entered into an agreement to purchase the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai, for $9.6 million.  STRATTEC’s share of the purchase price will total $3.2 million.  The transaction is expected to be completed during STRATTEC’s second quarter of fiscal 2010 and is pending customary government approval in China.  Upon completion of the transaction, VAST LLC will own 100% of the Chinese joint ventures.  VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting.  The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures of approximately $96,000 during the three months ended September 27, 2009 and $41,000 during the three months ended September 28, 2008.  No capital contributions were made to VAST LLC during the current quarter.  During the quarter ended September 28, 2008, the VAST partners made capital contributions to VAST LLC totaling $375,000 in support of general operating expenses.  STRATTEC’s portion of the capital contributions totaled $125,000.

In fiscal year 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  ADAC-STRATTEC LLC, a Delaware limited liability company, was formed on October 27, 2006.  An additional Mexican entity, ADAC-STRATTEC de Mexico, which is wholly owned by ADAC-STRATTEC LLC, was formed on February 21, 2007.  ADAC-STRATTEC de Mexico production activities began in July 2007.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in an increase in net income to STRATTEC of $28,000 during the three months ended September 27, 2009 and increased net income to STRATTEC of $186,000 during the three months ended September 28, 2008.

Effective November 30, 2008, STRATTEC and WITTE established a new entity, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation.  SPA’s financial results are consolidated with the financial results of STRATTEC.  For the three months ended September 27, 2009, the operating results of SPA resulted in decreased net income to STRATTEC of approximately $140,000.

Recently Issued Accounting Standards

      On December 30, 2008, the FASB issued a new accounting standard which significantly expands the disclosures required by employers for postretirement plan assets.  The new standard requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks.  The new standard is effective for periods ending after December 15, 2009.  The disclosure requirements are annual and do not apply to interim financial statements.  We are required to provide the expanded pension plan asset disclosure in our annual financial statements for the year ending June 27, 2010.

Critical Accounting Policies
      The Company believes the following represents its critical accounting policies:

      Pension and Postretirement Health Benefits – Pension and postretirement health obligations and costs are developed from actuarial valuations.  The determination of the obligation and expense for pension and postretirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in the Notes to Financial Statements in our 2009 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs.  We evaluate and update all of the assumptions annually on June 30, the measurement date.  Actual results that differ from these assumptions are deferred and, under certain circumstances, amortized over future periods.  While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect our pension and postretirement health obligations and future expense.  Refer to the discussion of Critical Accounting Policies included in the Management’s Discussion and Analysis and Retirement Plans and Postretirement Costs included in the Notes to Financial Statements in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.

                Other Reserves – We have reserves such as an environmental reserve, an incurred but not reported claim reserve for self-insured health plans, a workers’ compensation reserve, an allowance for doubtful accounts related to trade accounts receivable and a repair and maintenance supply parts reserve.  These reserves require the use of estimates and judgment with regard to risk exposure, ultimate liability and net realizable value.

                           Environmental Reserve – We have a liability recorded related to the estimated costs to remediate a site at our Milwaukee facility, which was contaminated by a solvent spill from a former above ground solvent storage tank occurring in 1985.  The recorded environmental liability balance involves judgment and estimates.  Our reserve estimate is based on a third party assessment of the costs to adequately cover the cost of active remediation of the contamination at this site.  Actual costs might vary from this estimate for a variety of reasons including changes in laws and changes in the assessment of the level of remediation actually required at this site.  Therefore, future changes in laws or the assessment of the level of remediation required could result in changes in our estimate of the required liability.  Refer to the discussion of Commitments and Contingencies included in the Notes to Financial Statements in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.

                           Incurred But Not Reported Claim Reserve for Self-Insured Health Plans and Workers’ Compensation Reserve – We have self-insured medical and dental plans covering all eligible U.S. associates.  We also maintain an insured workers’ compensation program covering all U.S. associates.  The insurance is renewed annually and may be covered under a loss sensitive plan.  Under a loss sensitive plan, the ultimate cost is dependent upon losses incurred during the policy period.  The incurred loss amount for loss sensitive policies will continue to change as claims develop and are settled in future periods.  The expected ultimate cost of claims incurred under these plans is subject to judgment and estimation.  We estimate the ultimate expected cost of claims incurred under these plans based upon the aggregate liability for reported claims and an estimated additional liability for claims incurred but not reported.  Our estimate of claims incurred but not reported is based on an analysis of historical data, current trends related to claims and health care costs and information available from the insurance carrier.  Actual ultimate costs may vary from estimates due to variations in actual claims experience from past trends and large unexpected claims being filed.  Therefore, changes in claims experience and large unexpected claims could result in changes to our estimate of the claims incurred but not reported liabilities.  Refer to the discussion of Self Insurance and Loss Sensitive Plans under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.

                          Allowance for Doubtful Accounts Related to Trade Accounts Receivable – Our trade accounts receivable consist primarily of receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business.  Our evaluation of the collectibility of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole.  The estimate of the required reserve involves uncertainty as to future collectibility of receivable balances.  This uncertainty is magnified by the financial difficulty currently experienced by our customers as discussed under Risk-Factors-Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share included in the Management’s Discussion and Analysis in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.  Also, refer to the discussion of Receivables under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.  We increased our allowance for uncollectible trade accounts receivable by $500,000 during 2009 in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  General Motors filed for Chapter 11 bankruptcy protection for their U.S. legal entities on June 1, 2009.  The bankruptcy filings did not significantly impact the collection of pre-bankruptcy receivable balances as both Companies were able to continue to make payments to suppliers for parts they had purchased prior to their bankruptcy filings.  As of September 27, 2009, all uncollectible amounts related to the bankruptcy filings were written off against the $500,000 reserve and $220,000 of the $500,000 provision was recorded as a recovery of allowance for doubtful accounts.

                           Repair and Maintenance Supply Parts Reserve – We maintain an inventory of repair and maintenance parts in support of operations.  The inventory includes critical repair parts for all production equipment as well as general maintenance items.  The inventory of critical repair parts is required to avoid disruptions in our customers’ just-in-time production schedules due to lack of spare parts when equipment break-downs occur.  Depending on maintenance requirements during the life of the equipment, excess quantities of repair parts arise.  A repair and maintenance supply parts reserve is maintained to recognize the normal adjustment of inventory for obsolete and slow-moving repair and maintenance supply parts.  Our evaluation of the reserve level involves judgment and estimates, which are based on a review of historical obsolescence and current inventory levels.  Actual obsolescence may differ from estimates due to actual maintenance requirements differing from historical levels.  This could result in changes to our estimated required reserve.  Refer to the discussion of Repair and Maintenance Supply Parts under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.

                           We believe the reserves discussed above are estimated using consistent and appropriate methods.  However, changes to the assumptions could materially affect the recorded reserves.

                Stock-Based Compensation – Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility of our stock, the amount of share-based awards that are expected to be forfeited and the expected term of awards granted.  We estimate the fair value of stock options granted using the Black-Scholes option valuation model.  We amortize the fair value of all awards on a straight-line basis over the vesting periods.  The expected term of awards granted represents the period of time they are expected to be outstanding.  We determine the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules.  We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of our common stock.  The volatility factor used in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected term of the award.  We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. We use historical data to estimate pre-vesting option forfeitures.  We record stock-based compensation only for those awards that are expected to vest.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Risk Factors
                We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

                Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company, Chrysler Group LLC and Delphi Corporation represent approximately 71 percent of our annual net sales (based on fiscal 2009 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable.  The contracts with these customers provide for supplying the customer’s requirements for a particular model.  The contracts do not specify a specific quantity of parts.  The contracts typically cover the life of a model, which averages approximately four to five years.  Components for certain customer models may also be “market tested” annually.  Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

                On April 27, 2009, General Motors announced certain aspects of its Revised Viability Plan including reduced production volumes for calendar year 2009 and the subsequent five years.  The announcement indicated that certain vehicle brands, including Pontiac, Saturn, Hummer and Saab, will be discontinued or sold.  In addition, subsequent to Chrysler LLC’s filing for Chapter 11 bankruptcy protection on April, 30 2009, they announced certain vehicle models planned for discontinuation (Jeep Commander, Jeep Compass, Jeep Patriot, Dodge Nitro, Dodge Avenger, Dodge Caliber, Dodge Durango, Dodge Dakota, Dodge Viper, Chrysler Sebring, Chrysler Aspen etc.).  Subsequently, certain of the models have been reaffirmed for continued production over the next two years.  We continue to evaluate the impact these evolving plans have on our business as more details become available.

                Our major customers also have significant under-funded legacy liabilities related to pension and postretirement health care obligations.  The future impact of these items along with a continuing loss in their North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy.  If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions.  For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection.  As a result, we wrote-off $1.6 million of uncollectible pre-petition Chapter 11 accounts receivable due from Delphi Corporation.  This directly reduced our pre-tax net income during fiscal 2006.  On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  As discussed under Critical Accounting Policies - Other Reserves - Allowance for Doubtful Accounts Related to Trade Accounts Receivable herein, during 2009 we recorded a provision for bad debts of $500,000 related to this filing, of which we subsequently recovered $220,000 of the $500,000 provision.  This directly reduced our pre-tax net income during 2009.

                Production Slowdowns by Customers – Our major customers and many of their suppliers have been significantly impacted by the slowing economy.  Many of our major customers have instituted production cuts during fiscal 2009 and fiscal 2010.  Moreover, certain of our major customers have announced plans to continue these production cuts into future fiscal years.  For example, during April 2009, General Motors Corporation announced assembly plant downtime for the months of May through July in order to reduce excess inventories at their dealer locations.  Consequently, this downtime reduced our production schedules and affected both our sales and profitability for our fiscal fourth quarter ending June 28, 2009 and our fiscal 2010 first quarter ending September 27, 2009.  Additionally, on April 27, 2009, General Motors announced some aspects of its Revised Viability Plan including reduced production volumes for the remainder of calendar 2009 and the subsequent five calendar years.  The continuation of these production cuts could have a material adverse effect on our existing and future revenues and net income.

                Financial Distress of Automotive Supply Base – Automotive industry conditions have adversely affected STRATTEC and our supply base.  Lower production levels at our major customers, increases in certain raw material and energy costs and the global credit market crisis have resulted in severe financial distress among many companies within the automotive supply base.  Several automotive suppliers have filed for bankruptcy protection or ceased operations.  The continuation of financial distress within the supply base and suppliers inability to obtain credit from lending institutions may lead to commercial disputes and possible supply chain interruptions.  In addition, the adverse industry environment may require us to take measures to ensure uninterrupted production.  The continuation or worsening of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

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

                Cyclicality and Seasonality in the Automotive Market – The automotive market is cyclical and is dependent on consumer spending and to a certain extent on customer sales incentives.  Economic factors adversely affecting consumer demand for automobiles and automotive production, such as rising fuel costs, could adversely impact our net sales and net income.  We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

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

                Given the significant financial impact on us relating to changes in the cost of our primary raw materials, commencing with fiscal 2008, we began quoting quarterly material price adjustments for changes in our raw material costs in our negotiations with our customers.  Our success in obtaining these quarterly price adjustments in our customer contracts is dependent on separate negotiations with each customer.  It is not a standard practice for our customers to include such price adjustments in their contracts.  We have been successful in obtaining quarterly price adjustments in some of our customer contracts.  However, we have not been successful in obtaining the adjustments with our all of customers.

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces.  Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles.  For example, strikes by a critical supplier and the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and in 1998.  A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized.  A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements.  The current contract with the unionized associates is effective through June 29, 2014.  We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results.

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

Financial Industry / Credit Market Risk - The U.S. capital and credit markets have been experiencing volatility and disruption for over a year.  In many cases this has resulted in pressures on borrowers and reduced credit availability from certain issuers without regard to the underlying financial strength of the borrower or issuer.  If current levels of financial market disruption and volatility continue or worsen, there can be no assurance that such conditions will not have an effect on the Company’s ability to access debt and, in turn, result in a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 1A. - Risk Factors

    Please refer to the section titled “Risk Factors” herein for disclosures regarding the risks and uncertainties relating to our business.  There are no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on August 28, 2009.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

    Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through September 27, 2009, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the quarter ended September 27, 2009.

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders – None

Item 5 Other Information - None

Item 6 Exhibits
            (a)  Exhibits
4.4	Promissory Note dated as of October 31, 2009 by and between the Company and M&I Bank
31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (1)	18 U.S.C. Section 1350 Certifications

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

STRATTEC SECURITY CORPORATION (Registrant)
Date: November 5, 2009	By /s/ Patrick J. Hansen
Patrick J. Hansen Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)