Form 10-Q
period 2009-12-27
STRATTEC SECURITY CORP
filed 2010-02-04
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

or

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
Large Accelerated filer           Accelerated filer           Non-accelerated filer           (Do not check if a smaller reporting company)  Smaller Reporting Company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES           NO    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,272,483 shares outstanding as of December 27, 2009

STRATTEC SECURITY CORPORATION
FORM 10-Q
December 27, 2009

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
The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, customer demand for the Company’s and its customers’ products, the impact on the Company from bankruptcy filings involving the Company’s customers, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission on August 28, 2009,  for the year ended June 28, 2009.
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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per Share Amounts; Unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Net sales	$52,540	$33,799	$93,721	$68,530
Cost of goods sold	44,887	30,888	79,270	60,195
Gross profit	7,653	2,911	14,451	8,335
Engineering, selling and administrative expenses	7,455	6,669	13,654	12,621
Recovery of bad debts	(201)	-	(421)	-
Impairment charge	223	-	223	-
Environmental reserve adjustment	(1,125)	-	(1,125)	-
Income (loss) from operations	1,301	(3,758)	2,120	(4,286)
Interest income	19	284	42	602
Other income, net	247	557	675	780
Income (loss) before provision for income taxes	1,567	(2,917)	2,837	(2,904)
Provision (benefit) for income taxes	721	(1,428)	1,062	(1,621)
Net income (loss)	846	(1,489)	1,775	(1,283)
Net (income) loss attributed to non-controlling interest	(2)	287	12	101
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$844	$ (1,202)	$1,787	$ (1,182)

Comprehensive Income (Loss):
Net income (loss)	$846		$(1,489)	$1,775		$(1,283)
Change in cumulative translation adjustments, net	601		(2,237)	289		(2,695)
Pension Funded Status Adjustment, net of tax of $192	313		-	313		-
Total other comprehensive income (loss)	914		(2,237)	602		(2,695)
Comprehensive income (loss)	1,760		(3,726)	2,377		(3,978)
Comprehensive (income) loss attributed to non-controlling interest	(4)		299	10		118
Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$1,756		$(3,427)	$2,387		$(3,860)

Earnings (Loss) Per Share:
Basic	$0.26	$	(0.37)	$0.55	$	(0.36)
Diluted	$0.26	$	(0.37)	$0.55	$	(0.36)
Average Shares Outstanding:
Basic	3,272		3,264	3,269		3,298
Diluted	3,272		3,267	3,271		3,303

Cash dividends declared per share	$-		$0.15	$-		$0.30

The condensed consolidated statement of operations and comprehensive income (loss) for the three and six month periods ended December 28, 2008 have been retrospectively adjusted for our change in 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method.  Additional details are available in the accompanying notes.  The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income (loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (In Thousands, Except Share Amounts)

	December 27, 2009	June 28, 2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$22,016	$22,764
Receivables, net	26,450	17,235
Restricted cash	2,100	-
Inventories-
Finished products	3,836	3,812
Work in process	4,518	3,432
Purchased materials	8,081	9,345
Total inventories	16,435	16,589
Other current assets	15,989	15,970
Total current assets	82,990	72,558
Deferred income taxes	10,121	13,143
Investment in joint ventures	4,652	4,483
Loan to joint venture	1,500	-
Other long-term assets	790	1,069
Property, plant and equipment	133,631	131,502
Less: accumulated depreciation	(96,959)	(94,566)
Net property, plant and equipment	36,672	36,936
	$136,725	$128,189
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,727	$11,369
Accrued Liabilities:
Payroll and benefits	9,758	8,232
Environmental reserve	1,500	2,636
Other	8,504	8,611
Total current liabilities	38,489	30,848
Accrued pension obligations	13,787	15,183
Accrued postretirement obligations	9,698	9,601

Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,906,957 shares at December 27, 2009 and 6,897,957 shares at June 28, 2009	69	69
Capital in excess of par value	79,039	79,247
Retained earnings	161,072	159,285
Accumulated other comprehensive loss	(30,494)	(31,094)
Less: treasury stock, at cost (3,634,474 shares at December 27,
2009 and 3,635,989 shares at June 28, 2009)	(136,064)	(136,089)
Total STRATTEC SECURITY CORPORATION shareholders' equity	73,622	71,418
Non-controlling interest	1,129	1,139
Total shareholders’ equity	74,751	72,557
	$136,725	$128,189

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands; Unaudited)

	Six Months Ended
	December 27,	December 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$1,787	$(1,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-controlling interest	(12)	(101)
Depreciation and amortization	3,578	2,855
Foreign currency transaction gain	157	(1,147)
Stock based compensation expense	204	217
Deferred Tax Provision	3,258	-
Recovery of bad debts	(421)	-
Impairment charge	223	-
Environmental reserve adjustment	(1,125)	-
Loss on curtailment of employee benefits	505	-
Change in operating assets and liabilities:
Receivables	(8,709)	5,275
Inventories	154	(1,317)
Other assets	(28)	(4,624)
Accounts payable and accrued liabilities	7,043	(2,285)
Other, net	(457)	(123)
Net cash provided by (used in) operating activities	6,157	(2,432)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(100)	(388)
Restricted cash	(2,100)	-
Loan to joint venture, net	(1,500)	-
Acquisition of Delphi Power Products Business	-	(3,813)
Purchase of property, plant and equipment	(3,104)	(8,511)
Proceeds from sale of property, plant and equipment	10	-
Net cash used in investing activities	(6,794)	(12,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(6,214)
Dividends paid	-	(1,023)
Exercise of stock options and employee stock purchases	22	20
Loan from non-controlling interest	-	1,175
Contribution from non-controlling interest	-	762
Net cash provided by (used in) financing activities	22	(5,280)
Foreign currency impact on cash	(133)	801
NET DECREASE IN CASH AND CASH EQUIVALENTS	(748)	(19,623)
CASH AND CASH EQUIVALENTS
Beginning of period	22,764	51,501
End of period	$22,016	$31,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (recovered)	$307	$ (1,717)
Interest paid	-	-

The condensed consolidated statement of cash flows for the six month period ended September 28, 2008 has been retrospectively adjusted for our change in 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method.  Additional details are available in the accompanying notes.  The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive security products, including mechanical locks and keys, electronically enhanced locks and keys, and ignition lock housings; and access control products, including latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related access control products for North American automotive customers.  We also supply global automotive manufacturers through the VAST Alliance (VAST ALLIANCE) in which we participate with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan.  Our products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support.  We have only one reporting segment.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico is located in Juarez, Mexico.  ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico.  Equity investments in Vehicle Access Systems Technology LLC (VAST LLC) for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method.  VAST LLC consists primarily of two wholly owned subsidiaries in China and one joint venture in Brazil.

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

Certain reclassifications have been made to the fiscal 2009 interim financial statements to conform to the fiscal 2010 presentation.  The fiscal 2010 presentation is based on the first quarter of fiscal 2010 adoption of a new accounting standard issued by the Financial Accounting Standards Board (FASB) related to non-controlling interests in consolidated financial statements.  The adoption of the new standard resulted in the retrospective adjustment to the presentation of prior year period financial information and additional disclosures.  The adoption did not impact previously reported net income or retained earnings amounts but did require a reclassification of the non-controlling interest to a component of total shareholders’ equity.  The FASB Accounting Standards Codification (ASC) were also adopted during the first quarter of fiscal 2010.  The adoption of the ASC did not result in any restatements of previously reported financial statements.

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

Subsequent Events
Subsequent events have been evaluated through February 4, 2010, the date the interim financial statements were issued.  As discussed in Pension and Other Postretirement Benefits below, voluntary contributions to the qualified pension plan made to date during the third quarter of fiscal 2010 totaled $1.0 million. No additional events impacting the financial statements or disclosure items were identified.

Purchase of Delphi Power Products Business
Effective November 30, 2008, STRATTEC, in combination with WITTE Automotive of Velbert, Germany, completed the acquisition of certain assets, primarily equipment and inventory, and assumption of certain employee liabilities of Delphi Corporation’s Power Products business for approximately $7.3 million.  For purposes of owning and operating the North American portion of this acquired business, STRATTEC established a new subsidiary, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  The purchase price of the North American portion of the business totaled approximately $4.4 million, of which STRATTEC paid approximately $3.5 million.  WITTE acquired the European portion of the business for approximately $2.4 million.  Effective February 12, 2009, SPA acquired the Asian portion of the business for approximately $500,000.

The acquisition of the North American and Asian portions of this business by SPA was not material to STRATTEC’s consolidated financial statements.  Amortizable intangible assets acquired totaled $890,000 and are subject to amortization over a period of nine years.  In addition, goodwill of approximately $223,000 was recorded as part of the transaction.  The amortizable intangibles are included in other long-term assets in the Condensed Consolidated Balance Sheets.  Refer to Goodwill Impairment discussed on page 9 herein.

The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $325,000 during the six month period ended December 27, 2009 and decreased net income to STRATTEC of approximately $640,000 during the six month period ended December 28, 2008.

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

VAST LLC Purchase of Non-Controlling Interest of VAST China
Effective November 20, 2009, VAST LLC purchased the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai, for $9.6 million.  STRATTEC’s share of the purchase price totaled $3.2 million.  Effective with the purchase, VAST LLC owns 100% of the Chinese entities.  In connection with this transaction, $7.5 million of the purchase price was paid in November 2009.  A loan of $2.5 million was made from STRATTEC to VAST LLC to cover STRATTEC’s share of this $7.5 million payment.  The outstanding loan balance of $1.5 million as of December 2009 is reflected as Loan to Joint Venture in the Condensed Consolidated Balance Sheets.  The remaining purchase price of $2.1 million will be paid in three installments over the next 18 months.  A $2.1 million stand-by letter of credit was issued by VAST LLC, and is guaranteed by STRATTEC, related to the future installment payments.  Cash of $2.1 million has been transferred to a separate account in support of the stand-by letter of credit guarantee and is reflected as Restricted Cash in the Condensed Consolidated Balance Sheets.    In connection with this purchase, VAST LLC recorded a loss equal to the difference between the purchase price and the carrying value of the non-controlling interest of approximately $1.2 million as a reduction of equity in its consolidated financial statement.  STRATTEC’s share of this loss totaled $409,000 and is recorded as a reduction of Capital In Excess of Par Value in the Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments
The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate book value as of December 27, 2009.  Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2009 (in thousands of dollars):
	Fair Value Inputs
	Quoted Prices In Active Market	Observable Inputs Other Than Market Prices	Unobservable Inputs

Rabbi Trust assets	$3,910	$-	$-

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the Condensed Consolidated Balance Sheets.  Assets held in the Trust include U.S. Treasury Securities and large, medium and small-cap index funds.

Inventories
                Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.  Prior to the fourth quarter of fiscal 2009, the majority of our inventories were accounted for using the last-in, first-out (LIFO) method of accounting.  During the fourth quarter of 2009, we changed our method of accounting for this inventory from the LIFO method to the FIFO method.  We believe the FIFO method is a preferable method which better reflects the current cost of inventory on our consolidated balance sheets.  After this change, all inventories have a consistent costing method.  For comparative purposes, all periods presented have been retrospectively adjusted on a FIFO basis.  The following table summarizes the effect of the accounting change on our condensed consolidated financial statements for the three and six months ended December 28, 2008 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	Originally Reported	As Reported Under FIFO	Originally Reported	As Reported Under FIFO

Condensed Consolidated Statements of Operations:
Cost of goods sold	$30,919	$30,888	$60,208	$60,195
Net loss attributable to STRATTEC	$(1,233)	$(1,202)	$(1,195)	$(1,182)
Basic earnings per share	$(0.38)	$(0.37)	$(0.36)	$(0.36)
Diluted Earnings per share	$(0.38)	$(0.37)	$(0.36)	$(0.36)
Condensed Consolidated Statements of Cash Flows:
Change in inventories			$(1,304)	$(1,317)

Environmental Reserve
In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination.  As of December 27, 2009, costs of approximately $400,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs.  Due to changing technology and related costs associated with active remediation of the contamination, an updated third party analysis and estimate was obtained during the quarter ended December 27, 2009.  The reserve was reduced by approximately $1.1 million, to $1.5 million at December 27, 2009, to reflect the revised third party monitoring and remediation cost estimate.  We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property.  An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards.  If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation.  If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required.  The sampling has not yet satisfied all of the requirements for closure by natural attenuation.  As a result, sampling continues and the reserve remains at an amount to reflect the cost of active remediation.  The reserve is not measured on a discounted basis.  We believe, based on findings-to-date and known environmental regulations, that the environmental reserve at December 27, 2009 is adequate to cover any future developments.

Shareholder’s Equity
A summary of activity impacting shareholders’ equity for the six month period ended December 27, 2009 is as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributed to STRATTEC	Equity Attributed to Non-Controlling Interest
Balance, June 28, 2009	$72,557	$71,418	$1,139
Net income (loss)	1,775	1,787	(12)
Translation adjustments	289	287	2
Pension funded status adjustment, net of tax of $192	313	313	-
VAST LLC loss on purchase of non-controlling interest	(409)	(409)	-
Stock Based Compensation	204	204	-
Employee Stock Purchases	22	22	-
Balance, December 27, 2009	$74,751	$73,622	$1,129

Goodwill Impairment
During the quarter ended December 27, 2009, we performed our annual goodwill impairment test and determined that goodwill related to SPA, which resulted from the purchase of Delphi Power Products in fiscal 2009, was impaired.  Accordingly, a non-cash impairment charge of $223,000 was recognized to write-off the related goodwill.

Other Income, net
Net other income included in the Condensed Consolidated Statements of Operations primarily includes foreign currency transaction gains and losses, Rabbi Trust gains and losses and equity earnings of joint ventures.  Foreign currency transaction gains are the result of foreign currency transactions entered into by our Mexican subsidiaries and foreign currency cash balances.  The Rabbi Trust funds our supplemental executive retirement plan.  The investments held in the Trust are considered trading securities.  The impact of these items for each of the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28
	2009	2008	2009	2008
Foreign Currency Transaction (Loss) Gain	$(222)	$910	$(157)	$1,147
Rabbi Trust Gain (Loss)	$93	$(470)	$376	$(530)
Equity Earnings of Joint Ventures	$383	$85	$479	$126

Income Taxes
The income tax provision (benefit) for the three and six month periods ended December 27, 2009 and December 28, 2008 is impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.  The effective tax rate for income subject to tax in Mexico is approximately 19 percent.

We did not have a significant change to the total amount of unrecognized tax benefits during the six months ended December 27, 2009.  However, STRATTEC is currently the subject of an income tax examination in our Wisconsin jurisdiction for fiscal years 2005, 2006, 2007 and 2008.  The audit is currently in process and preliminary results are not yet available.

During the quarter ended December 31, 2009, the available Federal operating loss carry-back period changed from 2 years to 5 years.  As a result, approximately $2.8 million of long-term deferred tax assets related to Federal operating loss carry-forwards were reclassified as current tax recoverable, which is reflected in Other Current Assets in the Condensed Consolidated Balance Sheets.

Earnings (Loss) Per Share (EPS)
Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include outstanding stock options and unvested restricted stock awards.

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 27, 2009			December 28, 2008
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Loss Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings (Loss) Per Share	$844	3,272	$0.26	$(1,202)	3,264	$(0.37)
Stock-Based Compensation		-			3
Diluted Earnings (Loss) Per Share	$844	3,272	$0.26	$(1,202)	3,267	$(0.37)

	Six Months Ended
	December 27, 2009			December 28, 2008
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Loss Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$1,787	3,269	$0.55	$(1,182)	3,298	$(0.36)
Stock-Based Compensation		2			5
Diluted Earnings Per Share	$1,787	3,271	$0.55	$(1,182)	3,303	$(0.36)

As of December 27, 2009, options to purchase 290,840 shares of common stock at a weighted-average exercise price of $33.70 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of December 28, 2008, options to purchase 157,440 shares of common stock at a weighted-average exercise price of $54.39 were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Stock-based Compensation
We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of December 27, 2009 were 259,703.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under the plan for the six months ended December 27, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 28, 2009	227,240	$38.07
Granted	68,000	$17.59
Exercised	-	-
Expired	-	-
Forfeited	(4,400)	$10.92
Outstanding, December 27, 2009	290,840	$33.70	6.6	$621
Exercisable, December 27, 2009	134,440	$56.40	3.2	$1

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Intrinsic Value of Options Exercised	$-	$-	$-	$-
Fair Value of Stock Options Vesting	$18	$-	$18	$469

A summary of restricted stock activity under the stock incentive plan for the six months ended December 27, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 28, 2009	28,200	$38.64
Granted	10,000	$14.75
Vested	(9,000)	$40.00
Forfeited	(1,300)	$30.39
Nonvested Balance, December, 2009	27,900	$30.02

    As of December 27, 2009, there was $257,000 of total unrecognized compensation cost related to stock options granted under the stock incentive plan.  This cost is expected to be recognized over a weighted average period of 1.5 years.  As of December 27, 2009, there was $357,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 11 months.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

Pension and Other Postretirement Benefits
We have a noncontributory qualified defined benefit pension plan covering substantially all U.S. associates.  Benefits are based on years of service and final average compensation. Our policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).  Plan assets consist primarily of listed equity and fixed income securities.   We have a noncontributory supplemental executive retirement plan (SERP), which is a nonqualified defined benefit plan.  The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation.  The SERP is being funded through a Rabbi trust with M&I Trust Company.  We also sponsor a postretirement health care plan for all of our U.S. associates hired prior to June 2, 2001.  The expected cost of retiree health care benefits is recognized during the years that the associates who are covered under the plan render service. The postretirement health care plan is unfunded.

An amendment to the qualified defined benefit pension plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  A curtailment loss related to unrecognized prior service cost of $505,000 was recorded during the quarter ended December 27, 2009, of which approximately $375,000 increased cost of goods sold and approximately $130,000 increased engineering, selling and administrative expenses.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Service cost	$471	$474	$31	$48
Interest cost	1,285	1,271	175	184
Expected return on plan assets	(1,587)	(1,641)	-	-
Curtailment Loss	505	-	-	-
Amortization of prior service cost	19	20	(97)	(97)
Amortization of unrecognized net loss	201	64	171	174
Net periodic benefit cost	$894	$188	$280	$309

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Service cost	$941	$936	$62	$95
Interest cost	2,570	2,542	350	369
Expected return on plan assets	(3,175)	(3,281)	-	-
Curtailment Loss	505	-	-	-
Amortization of prior service cost	39	40	(194)	(194)
Amortization of unrecognized net loss	402	127	342	348
Net periodic benefit cost	$1,282	$364	$560	$618

Voluntary contributions made to the qualified pension plan totaled $2.0 million during the six month period ending December 27, 2009.  Voluntary contributions made to the qualified pension plan totaled $3.0 million during the six month period ending December 28, 2008.  Voluntary contributions made to date during the third quarter of fiscal 2010 totaled $1.0 million.  Additional voluntary contributions of $1.0 million are anticipated to be made during the remainder of the third quarter and the fourth quarter of fiscal 2010.

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

Purchase of Delphi Power Products Business

Effective November 30, 2008, STRATTEC, in combination with WITTE Automotive of Velbert, Germany, completed the acquisition of certain assets, primarily equipment and inventory, and assumption of certain employee liabilities of Delphi Corporation’s Power Products business for approximately $7.3 million.  For purposes of owning and operating the North American portion of this acquired business, STRATTEC established a new subsidiary, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  The purchase price of the North American portion of the business totaled approximately $4.4 million, of which STRATTEC paid approximately $3.5 million.  WITTE acquired the European portion of the business for approximately $2.4 million.  Effective February 12, 2009, SPA acquired the Asian portion of the business for approximately $500,000.

The acquisition of the North American and Asian portions of this business by SPA was not material to STRATTEC’s consolidated financial statements.  Amortizable intangible assets acquired totaled $890,000 and are subject to amortization over a period of nine years.  In addition, goodwill of approximately $223,000 was recorded as part of the transaction.  The amortizable intangibles are included in other long-term assets in the Condensed Consolidated Balance Sheets.  Refer to the discussion of goodwill impairment under Analysis of Results of Operations below.

The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $325,000 during the six month period ended December 27, 2009 and decreased net income to STRATTEC of approximately $640,000 during the six month period ended December 28, 2008.

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

Analysis of Results of Operations

Three months ended December 27, 2009 compared to the three months ended December 28, 2008

Net sales for the three months ended December 27, 2009 were $52.5 million compared to net sales of $33.8 million for the three months ended December 28, 2008.  Sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels.  Sales to Chrysler Group LLC were $16.5 million in the current quarter compared to $7.7 million in the prior year quarter.  Included in the current quarter were sales to Chrysler Group LLC generated by STRATTEC POWER ACCESS, offset by a combination of lower vehicle production volume and reduced component content in the other security products we supply.  Sales to General Motors Company were $12.3 million in the current quarter compared to $11.6 million in the prior year quarter.  Sales to Ford Motor Company were $5.2 million in the current quarter compared to $3.0 million in the prior year quarter due to higher Ford vehicle production volumes.  Also, in the current quarter, sales generated by SPA to Hyundai/Kia were $4.3 million.

                Gross profit as a percentage of net sales was 14.6 percent in the current quarter compared to 8.6 percent in the prior year quarter.  The improvement in the gross profit margin in the current year quarter was primarily the result of favorable customer vehicle production volumes compared to the prior year, partially offset by premium freight costs and overtime incurred during the months of October and November 2009 to meet significantly increased production requirements from our largest customers as they continued to rebuild retail inventories following the U.S. Government’s “Cash for Clunkers” program that ended in August 2009.  These negative factors reduced the current quarter gross profit margin by approximately 3 percentage points.  Also impacting the current quarter gross margin was a curtailment loss related to the qualified defined benefit pension plan. An amendment to this plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  A curtailment loss related to unrecognized prior service cost of $505,000 was recorded, of which approximately $375,000 increased cost of goods sold and approximately $130,000 increased engineering, selling and administrative expenses.

Engineering, selling and administrative expenses were $7.5 million in the current quarter compared to $6.7 million in the prior year quarter.  The current quarter includes three months of expenses for SPA engineering and administrative personnel compared to one month in the prior year quarter, due to the timing of the acquisition of this business.  The prior year quarter included outside legal costs incurred to defend a STRATTEC patent.  Also, as discussed above, included in the current quarter costs was a curtailment loss of $130,000.

An annual goodwill impairment analysis was completed during the current quarter related to the goodwill recorded as part of the acquisition of SPA in November 2008.  A $223,000 impairment charge to write off the goodwill balance was recorded as a result of the analysis.

In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination.  Due to changing technology and related costs associated with active remediation of the contamination, an updated third party analysis and estimate was obtained during the current quarter.  The reserve was reduced by approximately $1.1 million to reflect the revised third party monitoring and remediation cost estimate.

                 In our third quarter ended March 29, 2009, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  All receivables related to the bankruptcy were written off against the $500,000 reserve.  However, as a result of payments received from Chrysler as of December 27, 2009, $201,000 of the $500,000 provision was recorded as a recovery of allowance for doubtful accounts during the current quarter.

    The income from operations in the current quarter was $1.3 million compared to a loss from operations of $3.8 million in the prior year quarter.  This change was the result of the increase in sales and gross profit margin, and the favorable impact of the reduction in the environmental reserve and the allowance for doubtful account recoveries partially offset by the increase in engineering, selling and administrative expenses and the goodwill impairment charge as discussed above.

    Net other income was $247,000 in the current quarter compared to $557,000 in the prior year quarter.  The change between periods was primarily due to gains and losses on the Rabbi Trust, transaction gains and losses resulting from foreign currency transactions entered into by our Mexican subsidiaries and equity earnings of joint ventures.  The Rabbi Trust funds our supplemental executive retirement plan.  Gains related to the Rabbi Trust totaled $93,000 in the current quarter compared to losses of $470,000 in the prior year quarter.  The investments held in the Trust are considered trading securities.  Foreign currency transaction losses totaled $222,000 in the current quarter compared to gains of $909,000 in the prior year quarter.  Equity earnings of joint ventures totaled $383,000 in the current quarter compared to $85,000 in the prior year quarter.  The improvement in equity earnings of joint ventures is primarily due to the favorable economic conditions in China.

The income tax provision (benefit) for the three month periods ended December 27, 2009 and December 28, 2008 is impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.

Six months ended December 27, 2009 compared to the six months ended December 28, 2008

Net sales for the six months ended December 27, 2009 were $93.7 million compared to net sales of $68.5 million for the six months ended December 28, 2008.  Sales to our largest customers overall increased in the current period compared to the prior year period levels.  Sales to Chrysler Group LLC were $29.3 million in the current period compared to $14.8 million in the prior year period.  Included in the current quarter were sales to Chrysler Group LLC generated by SPA, offset by a combination of lower vehicle production volumes and reduced component content in the other security products we supply.  Sales to General Motors Company were $22.2 million in the current period compared to $23.9 million in the prior year quarter.  The reduction was primarily due to lower vehicle production volumes.  Sales to Ford Motor Company increased to $8.8 million in the current period compared to $5.3 million in the prior year period largely due to higher Ford vehicle production volumes.  Also, in the current period, sales generated by SPA to Hyundai Kia were $7.3 million.

Gross profit as a percentage of net sales was 15.4 percent in the current period compared to 12.2 percent in the prior year period.  The improvement in the gross profit margin in the current period was primarily the result of favorable customer vehicle production volumes compared to the prior year as well as a favorable Mexican Peso to U.S. Dollar exchange rate affecting our operations in Mexico, partially offset by premium freight costs and overtime incurred during the months of September, October and November 2009 to meet significantly increased production requirements from our largest customers as they continued to rebuild retail inventories following the U.S. Government’s “Cash for Clunkers” program that ended in August 2009.  These negative factors reduced the current quarter gross profit margin by approximately 3 percentage points in the current period.  The inflation rate in Mexico for the twelve months ended December 27, 2009 was approximately 3.6 percent and increased our operating costs by approximately $325,000 in the current period over the prior year period.  The average U.S. dollar/Mexican peso exchange rate increased to approximately 13.20 pesos to the dollar in the current period from approximately 11.50 pesos to the dollar in the prior year period.  This resulted in decreased costs related to our Mexican operations of approximately $1.4 million in the current period over the prior year period.  Also impacting the current period gross margin was a curtailment loss related to the qualified defined benefit pension plan. An amendment to this plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  A curtailment loss related to unrecognized prior service cost of $505,000 was recorded, of which approximately $375,000 increased cost of goods sold and approximately $130,000 increased engineering, selling and administrative expenses.

Engineering, selling and administrative expenses were $13.7 million in the current period compared to $12.6 million in the prior year period.  The current period includes six months of expenses for SPA engineering and administrative personnel compared to one month in the prior year period, due to the timing of the acquisition of this business. These additional costs were partially offset by reduced salary costs due to the majority of U.S. associates taking unpaid time off in July 2009 and a January 2009 reduction in our salaried workforce.  The prior year period included outside legal costs incurred to defend a STRATTEC patent.  These legal costs did not continue into the current period.  Also, as discussed above, included in the current period costs was a curtailment loss of $130,000.

An annual goodwill impairment analysis was completed during the quarter ended December 27, 2009 related to the goodwill recorded as part of the acquisition of SPA in November 2008.  A $223,000 impairment charge to write off the goodwill balance was recorded as a result of the analysis.

In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination.  Due to changing technology and related costs associated with active remediation of the contamination, an updated third party analysis and estimate was obtained during the quarter ended December 27, 2009.  The reserve was reduced by approximately $1.1 million to reflect the revised third party monitoring and remediation cost estimate.

                In our third quarter ended March 29, 2009, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  All receivables related to the bankruptcy were written off against the $500,000 reserve.  However, as a result of payments received from Chrysler as of December 27, 2009, $421,000 of the $500,000 provision was recorded as a recovery of allowance for doubtful accounts during the current period.

    The income from operations in the current period was $2.1 million compared to a loss from operations of $4.3 million in the prior year period.  This change was the result of the increase in sales and gross profit margin, and the favorable impact of the reduction in the environmental reserve and the allowance for doubtful account recoveries partially offset by the increase in engineering, selling and administrative expenses and the goodwill impairment charge as discussed above.

    Net other income was $675,000 in the current period compared to $780,000 in the prior year period.  The change between periods was primarily due to gains and losses on the Rabbi Trust, transaction gains and losses resulting from foreign currency transactions entered into by our Mexican subsidiaries and equity earnings of joint ventures.  The Rabbi Trust funds our supplemental executive retirement plan.  Gains related to the Rabbi Trust totaled $376,000 in the current period compared to losses of $530,000 in the prior year period.  The investments held in the Trust are considered trading securities.  Foreign currency transaction losses totaled $157,000 in the current period compared to gains of approximately $1.1 million in the prior year period.  Equity earnings of joint ventures totaled $479,000 in the current quarter compared to $126,000 in the prior year quarter.  The improvement in equity earnings of joint ventures is primarily due to the favorable economic conditions in China.

The income tax provision (benefit) for the six month periods ended December 27, 2009 and December 28, 2008 is impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources
Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC.  As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 27, 2009 is as follows (in thousands of dollars):

	U.S.	Canada	Mexico	Total
General Motors	$4,491	$1,142	$1,116	$6,749
Ford	1,834	226	70	2,130
Chrysler	3,263	4,910	776	8,949

On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  During the quarter ended March 29, 2009, we increased our provision for bad debts by $500,000 to cover the portion of the pre-bankruptcy receivable balances which we believed could be uncollectible.  As of December 27, 2009, all uncollectible amounts related to the bankruptcy filings were written off against the reserve and $421,000 of amounts previously written-off were paid by Chrysler LLC during the six months ended December 27, 2009.

Cash flow provided by operating activities was $6.2 million during the six months ended December 27, 2009 compared to cash used in operations of $2.4 million during the six months ended December 28, 2008.  Current period operating cash flow was negatively impacted by planned assembly plant downtime experienced by both General Motors and Chrysler during the months of May through July.  The improvement in cash flow from operations is primarily the result of improved operating results in the current year period as compared to the prior year period.  Also, pension contributions to our qualified plan totaled $2 million during the current year period compared to $3 million during the prior year period.

Accounts receivable balances at December 27, 2009 increased $9.2 million from the June 28, 2009 balances.  This increase was primarily the result of increased sales during the current quarter as compared to the quarter ended June 28, 2009.  The restricted cash balance of $2.1 million and loan to joint ventures balance of $1.5 million at December 27, 2009 relate to the purchase by VAST LLC effective November 20, 2009 of the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai for $9.6 million.  A loan of $2.5 million was made from STRATTEC to VAST LLC to cover STRATTEC’s share of a November 2009 $7.5 million payment made in connection with the purchase.  The outstanding loan balance at December 27, 2009 is $1.5 million.  The remaining purchase price of $2.1 million will be paid by VAST LLC in three installments over the next 18 months.  A $2.1 million stand-by letter of credit was issued by VAST LLC, and is guaranteed by STRATTEC, related to the future installment payments.  Cash of $2.1 million has been transferred to a separate account in support of the stand-by letter of credit guarantee.  The long-term deferred tax asset balance at December 27, 2009 decreased approximately $3.0 million from the balance at June 28, 2009.  The decrease is primarily due to a change in the available Federal operating loss carry-back period from 2 years to 5 years.  As a result of this change, approximately $2.8 million of long-term deferred tax assets related to Federal operating loss carry-forwards were reclassified as current tax recoverable, which is reflected in Other Current Assets in the Condensed Consolidated Balance Sheets.  The other current asset balance at December 27, 2009 is consistent with the balance at June 28, 2009.  The increase in the balance due to the Federal operating loss carry-back period changing from 2 years to 5 years was offset by a reduction in prepaid zinc and brass balances.  Accounts payable balances at December 27, 2009 increased $7.4 million from the June 28, 2009 balances as a result of increased production activity during the current period.

    Capital expenditures during the six months ended December 27, 2009, were $3.1 million.  Capital expenditures during the six months ended December 28, 2008, were $8.5 million.  Capital expenditures during the prior year period included approximately $5.2 million for the construction of a new facility in Mexico.  The construction of the new facility was completed in fiscal 2009.  We anticipate that capital expenditures will be approximately $6 million in fiscal 2010, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at December 27, 2009.  A total of 3,655,322 shares have been repurchased as of December 27, 2009, at a cost of approximately $136.4 million.  No shares were repurchased during the six months ended December 27, 2009.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.  Based on the current economic environment and our preference to conserve cash, we anticipate minimal or no stock repurchase activity during the balance of fiscal year 2010.

We have a $20.0 million unsecured line of credit (the “Line of Credit”) with M&I Marshall & Ilsley Bank, which expires October 30, 2010.  This unsecured line of credit replaced a $50.0 million unsecured line of credit with M&I Marshall & Ilsley Bank which terminated on October 31, 2009.  There were no outstanding borrowings under the Line of Credit at December 27, 2009 or December 28, 2008.  Interest on borrowings under our line of credit is at varying rates based on the London Interbank Offering Rate with a minimum annual rate of 4 percent.  We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.  The Line of Credit is not subject to any covenants.

Over the past several years, we have been impacted by rising health care costs, which have increased our cost of employee medical coverage.  A portion of these increases have been offset by plan design changes and employee wellness initiatives.  We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations.  We have negotiated raw material price adjustment clauses with certain customers to offset some of the market price fluctuations.  We do not hedge against our Mexican peso exposure.

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

VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., was formed to service customers in South America.  VAST Fuzhou and VAST Great Shanghai (collectively known as VAST China) began as joint ventures between VAST LLC and a Taiwanese partner to provide a base of operations to service our automotive customers in the Asian market.  Effective November 20, 2009, VAST LLC purchased the non-controlling interest of these two Chinese joint ventures for $9.6 million.  STRATTEC’s share of the purchase price totaled $3.2 million.  VAST LLC now owns 100% of VAST Fuzhou and VAST Great Shanghai.  VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting.  The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures of approximately $479,000 during the six months ended December 27, 2009 and $126,000 during the six months ended December 28, 2008.  During the six months ended December 27, 2009, capital contributions totaling $300,000 were made to VAST LLC in support of general operating expenses.  STRATTEC’s portion of the capital contributions totaled $100,000.  During the six months ended December 28, 2008, capital contributions totaling approximately $1.2 million were made to VAST LLC in support of general operating expenses.  STRATTEC’s portion of the capital contributions totaled $388,000.

 In fiscal year 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture, ADAC-STRATTEC LLC, a Delaware limited liability company, was formed on October 27, 2006.  In addition, a Mexican entity, ADAC-STRATTEC de Mexico, which is wholly owned by ADAC-STRATTEC LLC, was formed on February 21, 2007 to establish injection molding and assembly operations for door handle components.  ADAC-STRATTEC de Mexico production activities began in Juarez, Mexico in July 2007.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in an increase in net income to STRATTEC of $49,000 during the six months ended December 27, 2009 and $59,000 during the six months ended December 28, 2008.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation.  The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $325,000 during the six month period ended December 27, 2009 and decreased net income to STRATTEC of approximately $640,000 during the six month period ended December 28, 2008.

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

Environmental Reserve – We have a liability recorded related to the estimated costs to remediate a site at our Milwaukee facility, which was contaminated by a solvent spill from a former above ground solvent storage tank occurring in 1985.  The recorded environmental liability balance involves judgment and estimates.  Our reserve estimate is based on a third party assessment of the costs to adequately cover the cost of active remediation of the contamination at this site.  Actual costs might vary from this estimate for a variety of reasons including changes in laws and changes in the assessment of the level of remediation actually required at this site.  Therefore, future changes in laws or the assessment of the level of remediation required could result in changes in our estimate of the required liability.  Refer to the discussion of Environmental Reserve included in the Notes to Condensed Consolidated Financial Statements this Form 10-Q.

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

                Allowance for Doubtful Accounts Related to Trade Accounts Receivable – Our trade accounts receivable consist primarily of receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business.  Our evaluation of the collectibility of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole.  The estimate of the required reserve involves uncertainty as to future collectibility of receivable balances.  This uncertainty is magnified by the financial difficulty currently experienced by our customers as discussed under Risk Factors-Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share included herein and in the Management’s Discussion and Analysis in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.  Also, refer to the discussion of Receivables under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.  We increased our allowance for uncollectible trade accounts receivable by $500,000 during 2009 in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  General Motors filed for Chapter 11 bankruptcy protection for their U.S. legal entities on June 1, 2009.  The bankruptcy filings did not significantly impact the collection of pre-bankruptcy receivable balances as both Companies were able to subsequently make payments to suppliers for parts they had purchased prior to their bankruptcy filings.  All receivables related to the bankruptcy filings which were assumed to be uncollectible were written off against the $500,000 reserve.  However, as a result of payments received from Chrysler as of December 27, 2009, $421,000 of the $500,000 provision was recorded as a recovery of allowance for doubtful accounts.

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

                Stock-Based Compensation – Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  Determining the fair value of stock-based awards at the grant date requires judgment, including estimating future volatility of our stock, the amount of stock-based awards that are expected to be forfeited and the expected term of awards granted.  We estimate the fair value of stock options granted using the Black-Scholes option valuation model.  We amortize the fair value of all awards on a straight-line basis over the vesting periods.  The expected term of awards granted represents the period of time they are expected to be outstanding.  We determine the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules.  We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of our common stock.  The volatility factor used in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected term of the award.  We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. We use historical data to estimate pre-vesting option forfeitures.  We record stock-based compensation only for those awards that are expected to vest.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our major customers also have significant under-funded legacy liabilities related to pension and postretirement health care obligations.  The future impact of these items along with a continuing loss in their North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy.  If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions.  For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection.  As a result, we wrote-off $1.6 million of uncollectible pre-petition Chapter 11 accounts receivable due from Delphi Corporation.  This directly reduced our pre-tax net income during fiscal 2006.  On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  As discussed under Critical Accounting Policies - Other Reserves - Allowance for Doubtful Accounts Related to Trade Accounts Receivable herein, during fiscal year 2009 we recorded a provision for bad debts of $500,000 related to this filing, of which we subsequently recovered $421,000 of the $500,000 provision.  This directly reduced our pre-tax net income during 2009.

Production Slowdowns by Customers – Our major customers and many of their suppliers have been significantly impacted by the recession of 2008/2009.  Many of our major customers have instituted production cuts during fiscal 2009 and fiscal 2010.  Moreover, certain of our major customers have announced plans to continue these production cuts into future fiscal years.  For example, during April 2009, General Motors Corporation announced assembly plant downtime for the months of May through July in order to reduce excess inventories at their dealer locations.  Consequently, this downtime reduced our production schedules and affected both our sales and profitability for our fiscal fourth quarter ending June 28, 2009 and our fiscal 2010 first quarter ending September 27, 2009.  Additionally, on April 27, 2009, General Motors announced some aspects of its Revised Viability Plan including reduced production volumes for the remainder of calendar 2009 and the subsequent five calendar years.  The continuation of these production cuts could have a material adverse effect on our existing and future revenues and net income.

Financial Distress of Automotive Supply Base – Automotive industry conditions have adversely affected STRATTEC and our supply base.  Lower production levels at our major customers, increases in certain raw material and energy costs and the global credit market crisis have resulted in severe financial distress among many companies within the automotive supply base.  During calendar year 2009, several automotive suppliers filed for bankruptcy protection or ceased operations.  The continuation of financial distress within the supply base and suppliers’ inability to obtain credit from lending institutions may lead to commercial disputes and possible supply chain interruptions.  In addition, the adverse industry environment may require us to take measures to ensure uninterrupted production.  The continuation or worsening of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

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

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces.  Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles.  For example, strikes at a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and in 1998.  A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized.  A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements.  The current contract with the unionized associates is effective through June 29, 2014.  We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results.

Environmental and Safety Regulations – We are subject to Federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations.  These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended).  We have an environmental management system that is ISO-14001 certified.  We believe that our existing environmental management system is adequate for current and anticipated operations and we have no current plans for substantial capital expenditures in the environmental area.  An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a former above-ground solvent storage tank, located on the east side of the facility.  The contamination occurred in 1985.  The site is being monitored in accordance with Federal, state and local requirements.  We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with Federal, state, local and foreign environmental laws or other legal requirements.  However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.

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

Investments in Customer Program Specific Assets – We make investments in machinery and equipment used exclusively to manufacture products for specific customer programs.  This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets which may have a material adverse effect on our financial results.

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

Item 4T  Controls and Procedures

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

Item 1A. - Risk Factors

    Please refer to the section titled “Risk Factors” herein for disclosures regarding the risks and uncertainties relating to our business.  There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Form 10-K as filed with the Securities and Exchange Commission on August 28, 2009.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

    Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through December 27, 2009, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the current quarter or six months ended December 27, 2009.

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders –

At our Annual Meeting held on October 6, 2009, the shareholders voted to elect Harold M. Stratton II and Robert Feitler as directors each for a term to expire in 2012.  The number of votes cast for and withheld in the election of Harold M. Stratton II were 2,661,683 and 9,510, respectively.  The number of votes cast for and withheld in the election of Robert Feitler were 2,666,986 and 4,207, respectively.  Directors whose terms continued after the meeting included Frank J. Krejci with a term to expire in 2010, and Michael J. Koss and David R. Zimmer with terms expiring in 2011.

Item 5 Other Information - None

Item 6 Exhibits

(a)	Exhibits
	4.4(1)	Promissory Note dated as of October 31, 2009 by and between the Company and M&I Bank
	31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
	32 (2)	18 U.S.C. Section 1350 Certifications
_____________________

(1)     Incorporated by reference from the September 28, 2009 Form 10-Q filed on November 5, 2009.
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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 4, 2010                                                                                                     By  /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)