Form 10-Q
period 2010-03-28
STRATTEC SECURITY CORP
filed 2010-05-06
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

or

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

Common stock, par value $0.01 per share: 3,273,030 shares outstanding as of March 28, 2010

STRATTEC SECURITY CORPORATION
FORM 10-Q
March 28, 2010

INDEX

		Page
Part I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T	Controls and Procedures	25

Part II - OTHER INFORMATION
Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3	Defaults Upon Senior Securities	27
Item 4	[Removed and Reserved]	27
Item 5	Other Information	27-28
Item 6	Exhibits	29

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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per Share Amounts; Unaudited)

	Three Months Ended			Nine Months Ended
	March 28, 2010	March 29, 2009		March 28, 2010	March 29, 2009
Net sales	$52,883		$29,348	$146,604		$97,878
Cost of goods sold	44,022		27,285	123,292		87,480
Gross profit	8,861		2,063	23,312		10,398
Engineering, selling and administrative expenses	7,620		7,175	21,274		19,796
(Recovery of) Provision for bad debts	-		500	(421)		500
Impairment charge	-		-	223		-
Environmental reserve adjustment	-		-	(1,125)		-
Income (loss) from operations	1,241		(5,612)	3,361		(9,898)
Interest income	16		91	58		693
Other income, net	120		104	795		884
Income (loss) before provision for income	1,377		(5,417)	4,214		(8,321)
Provision (benefit) for income taxes	328		(2,095)	1,390		(3,716)
Net income (loss)	1,049		(3,322)	2,824		(4,605)
Net (income) loss attributed to non-controlling interest	(268)		500	(256)		601
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$781	$	(2,822)	$2,568	$	(4,004)
Comprehensive Income (Loss):
Net income (loss)	$1,049		$(3,322)	$2,824		$(4,605)
Change in cumulative translation adjustments, net	381		(623)	670		(3,318)
Pension Funded Status Adjustment, net of tax of $192	-		-	313		-
Total other comprehensive income (loss)	381		(623)	983		(3,318)
Comprehensive income (loss)	1,430		(3,945)	3,807		(7,923)
Comprehensive (income) loss attributed to non-controlling interest	(272)		506	(262)		624
Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$1,158		$(3,439)	$3,545		$(7,299)

Earnings (Loss) Per Share:
Basic	$0.24	$	(0.87)	$0.79	$	(1.22)
Diluted	$0.24	$	(0.87)	$0.78	$	(1.22)
Average Shares Outstanding:
Basic	3,273		3,261	3,270		3,285
Diluted	3,284		3,262	3,275		3,290
Cash dividends declared per share	$-		$-	$-		$0.30

The condensed consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended March 29, 2009 have been retrospectively adjusted for our change in 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method.  Additional details are available in the accompanying notes.  The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income (loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (In Thousands, Except Share Amounts)

	March 28,	June 28,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$15,198	$22,764
Receivables, net	33,122	17,235
Restricted cash	2,100	-
Inventories-
Finished products	3,998	3,812
Work in process	4,158	3,432
Purchased materials	8,680	9,345
Total inventories	16,836	16,589
Other current assets	18,960	15,970
Total current assets	86,216	72,558
Deferred income taxes	9,976	13,143
Investment in joint ventures	4,811	4,483
Loan to joint venture	1,500	-
Other long-term assets	762	1,069

Property, plant and equipment	135,217	131,502
Less: accumulated depreciation	(98,204)	(94,566)
Net property, plant and equipment	37,013	36,936
	$140,278	$128,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$20,972	$11,369
Accrued Liabilities:
Payroll and benefits	11,313	8,232
Environmental reserve	1,497	2,636
Other	7,898	8,611
Total current liabilities	41,680	30,848
Accrued pension obligations	12,636	15,183
Accrued postretirement obligations	9,634	9,601

Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,906,957 shares at March 28, 2010 and 6,897,957 shares at June 28, 2009	69	69
Capital in excess of par value	79,177	79,247
Retained earnings	161,854	159,285
Accumulated other comprehensive loss	(30,118)	(31,094)
Less: treasury stock, at cost (3,633,927 shares at March 28, 2010 and 3,635,989 shares at June 28, 2009)	(136,055)	(136,089)
Total STRATTEC SECURITY CORPORATION shareholders' equity	74,927	71,418
Non-controlling interest	1,401	1,139
Total shareholders’ equity	76,328	72,557
	$140,278	$128,189

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands; Unaudited)

	Nine Months Ended
	March 28, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$2,568		$(4,004)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-controlling interest	256		(601)
Depreciation and amortization	5,335		4,528
Foreign currency transaction loss (gain)	325		(1,233)
Stock based compensation expense	340		309
Deferred tax provision	3,258		-
(Recovery of) provision for bad debts	(421)		500
Impairment charge	223		-
Environmental reserve adjustment	(1,125)		-
Loss on curtailment of employee benefits	505		-
Change in operating assets and liabilities:
Receivables	(15,339)		968
Inventories	(247)		2,041
Other assets	(2,741)		(4,122)
Accounts payable and accrued liabilities	9,165		(7,106)
Other, net	(604)		(196)
Net cash provided by (used in) operating activities	1,498		(8,916)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(100)		(388)
Restricted cash	(2,100)		-
Loan to joint venture	(2,500)		-
Proceeds from repayment of loan to joint venture	1,000		-
Acquisition of Delphi Power Products Business	-		(4,931)
Purchase of property, plant and equipment	(4,945)		(10,929)
Proceeds from sale of property, plant and equipment	10		-
Net cash used in investing activities	(8,635)		(16,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-		(6,214)
Dividends paid	-		(1,511)
Exercise of stock options and employee stock purchases	33		30
Loan from non-controlling interest	-		2,175
Repayment of loan from non-controlling interest	(225)		-
Contribution from non-controlling interest	-		986
Net cash used in financing activities	(192)		(4,534)
Foreign currency impact on cash	(237)		795
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,566)		(28,903)

CASH AND CASH EQUIVALENTS
Beginning of period	22,764		51,501
End of period	$15,198		$22,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (recovered)	$1,300	$	(1,619)
Interest paid	-		-

The condensed consolidated statement of cash flows for the nine month period ended March 29, 2009 has been retrospectively adjusted for our change in 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method.  Additional details are available in the accompanying notes.  The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

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

Certain reclassifications have been made to the fiscal 2009 interim financial statements to conform to the fiscal 2010 presentation.  The fiscal 2010 presentation is based on the first quarter of fiscal 2010 adoption of a new accounting standard issued by the Financial Accounting Standards Board (FASB) related to non-controlling interests in consolidated financial statements.  The adoption of the new standard resulted in the retrospective adjustment to the presentation of prior year financial information and additional disclosures.  The adoption did not impact previously reported net income or retained earnings amounts but did require a reclassification of the non-controlling interest to a component of total shareholders’ equity.  The FASB Accounting Standards Codification (ASC) were also adopted during the first quarter of fiscal 2010.  The adoption of the ASC did not result in any restatements of previously reported financial statements.

On December 30, 2008, the FASB issued a new accounting standard which significantly expanded the disclosures required by employers for postretirement plan assets.  The new standard requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks.  The new standard is effective for periods ending after December 15, 2009.  The disclosure requirements are annual and do not apply to interim financial statements.  We are required to provide the expanded pension plan asset disclosure in our annual financial statements for the year ending June 27, 2010.

Subsequent Events
As discussed in Pension and Other Postretirement Benefits below, voluntary contributions to the qualified pension plan made to date during the fourth quarter of fiscal 2010 totaled $1.0 million.  Also, as discussed in Income Taxes below, during the quarter ended December 31, 2009, the available Federal operating loss carry-back period changed from 2 years to 5 years.  As a result, approximately $2.8 million of long-term deferred tax assets related to Federal operating loss carry-forwards were reclassified as current tax recoverable.  The total tax recoverable related to the loss carry-back of approximately $4.8 million was received in April 2010.  No additional events impacting the financial statements or disclosure items were identified.

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

The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $157,000 during the nine month period ended March 28, 2010 and decreased net income to STRATTEC of approximately $1.5 million during the nine month period ended March 29, 2009.

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

VAST LLC Purchase of Non-Controlling Interest of VAST China
Effective November 20, 2009, VAST LLC purchased the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai, for $9.6 million.  STRATTEC’s share of the purchase price totaled $3.2 million.  Effective with the purchase, VAST LLC owns 100% of the Chinese entities.  In connection with this transaction, $7.5 million of the purchase price was paid in November 2009.  Initially, a loan of $2.5 million was made from STRATTEC to VAST LLC to cover STRATTEC’s share of this $7.5 million payment.  The outstanding loan balance of $1.5 million as of March 2009 is reflected as Loan to Joint Venture in the Condensed Consolidated Balance Sheets.  The remaining purchase price of $2.1 million will be paid in three equal installments.  The three payments will be made in April 2010, October 2010 and April 2011.  A $2.1 million stand-by letter of credit was issued by VAST LLC, and is guaranteed by STRATTEC, related to the future installment payments.  Cash of $2.1 million has been transferred to a separate account in support of the stand-by letter of credit guarantee and is reflected as Restricted Cash in the Condensed Consolidated Balance Sheets.    In connection with this purchase, VAST LLC recorded a loss equal to the difference between the purchase price and the carrying value of the non-controlling interest of approximately $1.2 million as a reduction of equity in its consolidated financial statements.  STRATTEC’s share of this loss totaled $409,000 and is recorded as a reduction of Capital In Excess of Par Value in the Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments
       The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate book value as of March 28, 2010.  Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2010 (in thousands of dollars):

	Fair Value Inputs
	Quoted Prices In Active Market	Observable Inputs Other Than Market Prices	Unobservable Inputs
Rabbi Trust assets	$3,988	$-	$-

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the Condensed Consolidated Balance Sheets.  Assets held in the Trust include U.S. Treasury Securities, corporate bonds and large, medium and small-cap index funds.

Inventories
Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.  Prior to the fourth quarter of fiscal 2009, the majority of our inventories were accounted for using the last-in, first-out (LIFO) method of accounting.  During the fourth quarter of 2009, we changed our method of accounting for this inventory from the LIFO method to the FIFO method.  We believe the FIFO method is a preferable method which better reflects the current cost of inventory on our consolidated balance sheets.  After this change, all inventories have a consistent costing method.  For comparative purposes, all periods presented have been retrospectively adjusted on a FIFO basis.  The following table summarizes the effect of the accounting change on our condensed consolidated financial statements for the three and nine months ended March 29, 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Originally Reported	As Reported Under FIFO	Originally Reported	As Reported Under FIFO

Condensed Consolidated Statements of Operations:
Cost of goods sold	$27,295	$27,285	$87,503	$87,480
Net loss attributable to STRATTEC	$(2,832)	$(2,822)	$(4,027)	$(4,004)
Basic earnings per share	$(0.87)	$(0.87)	$(1.23)	$(1.22)
Diluted Earnings per share	$(0.87)	$(0.87)	$(1.22)	$(1.22)
Condensed Consolidated Statements of Cash Flows:
Change in inventories			$2,064	$2,041

Environmental Reserve
In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination.  Due to changing technology and related costs associated with active remediation of the contamination, an updated third party analysis and estimate was obtained during the quarter ended December 27, 2009.  The reserve was reduced by approximately $1.1 million, to $1.5 million at December 27, 2009, to reflect the revised third party monitoring and remediation cost estimate.  As of March 28, 2010, costs of approximately $400,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs.  We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property.  An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards.  If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation.  If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required.  The sampling has not yet satisfied all of the requirements for closure by natural attenuation.  As a result, sampling continues and the reserve remains at an amount to reflect the cost of active remediation.  The reserve is not measured on a discounted basis.  We believe, based on findings-to-date and known environmental regulations, that the environmental reserve at March 28, 2010 is adequate.

Warranty
We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability performance of our products.  Recently, our largest customers have extended their warranty protection for their vehicles and are demanding higher warranty cost sharing arrangements from suppliers.  As a result of these actions, during the current quarter we recorded a $1.2 million provision to establish a warranty reserve to cover these exposures.  Our reserve is based on an analysis of historical warranty data as well as current trends and information, including our customers recent extension of their warranty programs and current warranty sharing arrangements.

Shareholder’s Equity
A summary of activity impacting shareholders’ equity for the nine month period ended March 28, 2010 is as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributed to STRATTEC	Equity Attributed to Non-Controlling Interest
Balance, June 28, 2009	$72,557	$71,418	$1,139
Net income (loss)	2,824	2,568	256
Translation adjustments	670	664	6
Pension funded status adjustment, net of tax of $192	313	313	-
VAST LLC loss on purchase of non-controlling interest	(409)	(409)	-
Stock Based Compensation	340	340	-
Employee Stock Purchases	33	33	-
Balance, March 28, 2010	$76,328	$74,927	$1,401

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

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Foreign Currency Transaction (Loss) Gain	$(167)	$86	$(324)	$1,233
Rabbi Trust Gain (Loss)	$78	$(65)	$454	$(595)
Equity Earnings of Joint Ventures	$160	$77	$639	$203

Income Taxes
The income tax provision (benefit) for the three and nine month periods ended March 28, 2010 and March 29, 2009 is impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.  The effective tax rate for income subject to tax in Mexico is approximately 19 percent.

We did not have a significant change to the total amount of unrecognized tax benefits during the nine months ended March 28, 2010.  STRATTEC is currently the subject of an income tax examination in our Wisconsin jurisdiction for fiscal years 2005, 2006, 2007 and 2008.  The audit is currently in process and preliminary results are not yet available.

During the quarter ended December 31, 2009, the available Federal operating loss carry-back period changed from 2 years to 5 years.  As a result, approximately $2.8 million of long-term deferred tax assets related to Federal operating loss carry-forwards were reclassified as current tax recoverable, which is reflected in Other Current Assets in the Condensed Consolidated Balance Sheets as of March 28, 2010.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2010			March 29, 2009
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Loss Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings (Loss) Per Share	$781	3,273	$0.24	$(2,822)	3,261	$(0.87)
Stock-Based Compensation		11			1
Diluted Earnings (Loss) Per Share	$781	3,284	$0.24	$(2,822)	3,262	$(0.87)

	Nine Months Ended
	March 28, 2010			March 29, 2009
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Loss Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings (Loss) Per Share	$2,568	3,270	$0.79	$(4,004)	3,285	$(1.22)
Stock-Based Compensation		5			5
Diluted Earnings (Loss) Per Share	$2,568	3,275	$0.78	$(4,004)	3,290	$(1.22)

As of March 28, 2010, options to purchase 219,650 shares of common stock at a weighted-average exercise price of $40.85 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of March 29, 2009, options to purchase 227,240 shares of common stock at a weighted-average exercise price of $38.07 were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

In June 2008, the FASB issued a new accounting standard that clarifies when instruments granted in share-based payment transactions should be included in computing EPS. Under the new standard, companies are required to include unvested share-based payment awards that contain non-forfeitable rights to receive dividends in their calculation of basic EPS and are required to calculate basic EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted this new accounting standard on a retrospective basis in the first quarter of fiscal 2010, and the adoption did not have an impact on EPS.

Stock-based Compensation
We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of March 28, 2010 were 250,493.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under the plan for the nine months ended March 28, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 28, 2009	227,240	$38.07
Granted	80,000	$17.73
Exercised	-	-
Expired	(2,790)	$61.22
Forfeited	(4,400)	$10.92
Outstanding, March 28, 2010	300,050	$32.83	6.5	$1,110
Exercisable, March 28, 2010	151,750	$50.28	3.8	$219

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Intrinsic Value of Options Exercised	$-	$-	$-	$-
Fair Value of Stock Options Vesting	$96	$-	$114	$469

A summary of restricted stock activity under the stock incentive plan for the nine months ended March 28, 2010 is as follows:
	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 28, 2009	28,200	$38.64
Granted	10,000	$14.75
Vested	(9,000)	$40.00
Forfeited	(1,300)	$30.39
Nonvested Balance, March 28, 2010	27,900	$30.02

As of March 28, 2010, there was $903,000 of total unrecognized compensation cost related to stock options granted under the stock incentive plan.  This cost is expected to be recognized over a weighted average period of 1.7 years.  As of March 28, 2010, there was $288,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 10 months.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

An amendment to the qualified defined benefit pension plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  As a result of this action, a curtailment loss related to unrecognized prior service cost of $505,000 was recorded during the quarter ended December 27, 2009, of which approximately $375,000 increased cost of goods sold and approximately $130,000 increased engineering, selling and administrative expenses.  Effective January 1, 2010, future eligible retirees benefits under the postretirement health care plan will be limited to $4,000 per plan year for a maximum period of five years.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Service cost	$33	$500	$31	$48
Interest cost	1,238	1,270	176	183
Expected return on plan assets	(1,588)	(1,640)	-	-
Amortization of prior service cost	3	19	(97)	(97)
Amortization of unrecognized net loss	162	64	172	174
Net periodic benefit cost	$(152)	$213	$282	$308

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Service cost	974	$1,436	$93	$143
Interest cost	3,808	3,812	526	552
Expected return on plan assets	(4,763)	(4,921)	-	-
Curtailment Loss	505	-	-	-
Amortization of prior service cost	42	59	(291)	(291)
Amortization of unrecognized net loss	564	191	513	522
Net periodic benefit cost	$1,130	$577	$841	$926

Voluntary contributions made to the qualified pension plan totaled $3.0 million during both nine month periods ending March 28, 2010 and March 29, 2009.  Voluntary contributions made to date during the fourth quarter of fiscal 2010 totaled $1.0 million.  No additional voluntary contributions are anticipated to be made during the remainder of the fourth quarter of fiscal 2010.

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

The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $157,000 during the nine month period ended March 28, 2010 and decreased net income to STRATTEC of approximately $1.5 million during the nine month period ended March 29, 2009.

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

Analysis of Results of Operations

Three months ended March 28, 2010 compared to the three months ended March 29, 2009

Net sales for the three months ended March 28, 2010 were $52.9 million compared to net sales of $29.3 million for the three months ended March 29, 2009.  Sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels primarily due to higher vehicle production volumes.  Sales to Chrysler Group LLC were $17.0 million in the current quarter compared to $11.1 million in the prior year quarter.  Sales to General Motors Company were $13.5 million in the current quarter compared to $6.6 million in the prior year quarter.  Included in the current quarter sales to General Motors were $1.7 million of sales to Nexteer Automotive, formerly a unit of Delphi Corporation, which is now owned by General Motors.  Sales to Ford Motor Company were $4.5 million in the current quarter compared to $3.6 million in the prior year quarter.  In the current year quarter, sales generated by SPA to Hyundai Kia were $2.8 million.  Also, in the current quarter historical customer pricing issues were resolved which increased sales approximately $1.2 million.  The pricing issues related to a specific vehicle program and have been fully resolved as of the end of the current quarter.

Gross profit as a percentage of net sales was 16.8 percent in the current quarter compared to 7.0 percent in the prior year quarter.  The improvement in the gross profit margin in the current year quarter was primarily the result of higher customer vehicle production volumes compared to the prior year quarter which resulted in more favorable absorption of fixed manufacturing costs.  Also impacting the current quarter were the recording of a $1.2 million warranty reserve, lower purchased raw material costs for zinc offset by an unfavorable Mexico peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our operations in Mexico.  The decision to establish a warranty reserve is related to new expectations from our customers.  Historically, the Company has experienced relatively low warranty related charge backs from our customers due to our contractual arrangements, improvements in quality, reliability and the performance of our products. Currently certain customers have extended their vehicle warranty programs and are demanding higher warranty cost sharing arrangements from suppliers.  We therefore believe it prudent to provide this reserve against the warranty exposure.  The average zinc price paid per pound decreased to $0.94 in the current quarter from $1.20 in the prior year quarter.  During the current quarter, we used approximately 2.0 million pounds of zinc.  This resulted in decreased zinc costs of approximately $520,000 in the current quarter compared to the prior year quarter.  The inflation rate in Mexico for the twelve months ended March 28, 2010 was approximately 5.0 percent and increased our operating costs by approximately $400,000 in the current quarter over the prior year quarter.  The average U.S. dollar/Mexican peso exchange rate decreased to approximately 12.28 pesos to the dollar in the current quarter from approximately 14.55 pesos to the dollar in the prior year quarter.  This resulted in increased costs related to our Mexican operations of approximately $675,000 in the current quarter over the prior year quarter.

Engineering, selling and administrative expenses were $7.6 million in the current quarter, which is consistent with expenses of $7.2 million in the prior year quarter.

In the prior year quarter, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  All uncollectible receivables related to the bankruptcy were written off against the $500,000 reserve during the quarter ended September 27, 2009.  However, as a result of payments received from Chrysler as of March 29, 2010, $421,000 of the $500,000 provision was recorded as a recovery of allowance for doubtful accounts during the current nine month period.

The income from operations in the current quarter was $1.2 million compared to a loss from operations of $5.6 million in the prior year quarter.  This change was the result of the increase in sales and gross profit margin as well as the prior quarter provision for doubtful accounts as discussed above.

Net other income was $120,000 in the current quarter compared to $104,000 in the prior year quarter and consisted primarily of gains and losses on the Rabbi Trust, transaction gains and losses resulting from foreign currency transactions entered into by our Mexican subsidiaries and equity earnings of joint ventures.  The Rabbi Trust funds our supplemental executive retirement plan.  Gains related to the Rabbi Trust totaled $78,000 in the current quarter compared to losses of $65,000 in the prior year quarter.  The investments held in the Trust are considered trading securities.  Foreign currency transaction losses totaled $167,000 in the current quarter compared to gains of $86,000 in the prior year quarter.  Equity earnings of joint ventures totaled $160,000 in the current quarter compared to $77,000 in the prior year quarter.  The improvement in equity earnings of joint ventures is primarily due to the favorable economic conditions in China and an increase in our ownership percentage resulting from the November 20, 2009 purchase by VAST LLC of the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai.

The income tax provision (benefit) for the three month periods ended March 28, 2010 and March 29, 2009 was impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.

Nine months ended March 28, 2010 compared to the nine months ended March 29, 2009

Net sales for the nine months ended March 28, 2010 were $146.6 million compared to net sales of $97.9 million for the nine months ended March 29, 2009.  Sales to our largest customers overall increased in the current period compared to the prior year period primarily due to higher vehicle production volumes.  Sales to Chrysler Group LLC were $46.3 million in the current period compared to $26.1 million in the prior year period.  Sales to General Motors Company were $35.6 million in the current period compared to $30.8 million in the prior year period.  Included in the current period sales to General Motors were $3.1 million of sales to Nexteer Automotive, formerly a unit of Delphi Corporation, which is now owned by General Motors.  Sales to Ford Motor Company increased to $13.4 million in the current period compared to $8.8 million in the prior year period.  In the current period, sales generated by SPA to Hyundai Kia were $10.1 million.  Also, in the current period historical customer pricing issues were resolved which increased sales approximately $1.2 million.  The pricing issues related to a specific vehicle program and have been fully resolved as of March 28, 2010.

Gross profit as a percentage of net sales was 15.9 percent in the current period compared to 10.6 percent in the prior year period.  The improvement in the gross profit margin in the current period was primarily the result of favorable customer vehicle production volumes compared to the prior year as well as lower purchased raw material costs for zinc, partially offset by the recording of a $1.2 million warranty reserve, premium freight costs and overtime incurred during the months of September, October and November 2009 to meet significantly increased production requirements from our largest customers as they continued to rebuild retail inventories following the U.S. Government’s “Cash for Clunkers” program that ended in August 2009.  The decision to establish a warranty reserve is related to new expectations from our customers.  Historically, the Company has experienced relatively low warranty related charge backs from our customers due to our contractual arrangements, improvements in quality, reliability and the performance of our products. Currently certain customers have extended their vehicle warranty programs and are demanding higher warranty cost sharing arrangements from suppliers.  We therefore believe it prudent to provide this reserve against the warranty exposure.  The premium freight and overtime costs reduced the current year period gross profit margin by approximately 2 percentage points.  The average zinc price paid per pound decreased to $1.04 in the current period from $1.21 in the prior year period.  During the current period, we used approximately 6.1 million pounds of zinc.  This resulted in decreased zinc costs of approximately $1.0 million in the current period compared to the prior year period.  Also impacting the current period gross margin was a curtailment loss related to the qualified defined benefit pension plan. An amendment to this plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  As a result of the amendment, a curtailment loss related to unrecognized prior service cost of $505,000 was recorded, of which approximately $375,000 increased cost of goods sold and approximately $130,000 increased engineering, selling and administrative expenses.

Engineering, selling and administrative expenses were $21.3 million in the current period compared to $19.8 million in the prior year period.  The current period includes nine months of expenses for SPA engineering and administrative personnel compared to four months in the prior year period, due to the timing of the acquisition of this business. These additional costs were partially offset by reduced salary costs due to the majority of U.S. associates taking unpaid time off in July 2009 and a January 2009 reduction in our salaried workforce.  The prior year period included outside legal costs incurred to defend a STRATTEC patent.  These legal costs did not continue into the current period.  Also, as discussed above, included in the current period costs was a curtailment loss of $130,000.

An annual goodwill impairment analysis was completed during the quarter ended December 27, 2009 related to the goodwill recorded as part of the acquisition of SPA in November 2008.  A $223,000 impairment charge to write off the goodwill balance was recorded as a result of this analysis.

In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination.  Due to changing technology and related costs associated with active remediation of the contamination, an updated third party analysis and estimate was obtained during the quarter ended December 27, 2009.  The reserve was reduced by approximately $1.1 million to reflect the revised third party monitoring and remediation cost estimate.  As of March 28, 2010, costs of approximately $400,000 have been incurred related to the installation of monitoring wells on the property and other ongoing monitoring costs.

In our third quarter ended March 29, 2009, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  All receivables related to the bankruptcy were written off against the $500,000 reserve.  However, as a result of payments received from Chrysler as of March 29, 2010, $421,000 of the $500,000 provision was recorded as a recovery of allowance for doubtful accounts during the current nine month period.

The income from operations in the current period was $3.4 million compared to a loss from operations of $9.9 million in the prior year period.  This change was the result of the increase in sales and gross profit margin, and the favorable impact of the reduction in the environmental reserve and the allowance for doubtful account recoveries partially offset by the increase in engineering, selling and administrative expenses and the goodwill impairment charge, all as discussed above.

Net other income was $795,000 in the current period compared to $884,000 in the prior year period and consisted primarily of gains and losses on the Rabbi Trust, transaction gains and losses resulting from foreign currency transactions entered into by our Mexican subsidiaries and equity earnings of joint ventures.  The Rabbi Trust funds our supplemental executive retirement plan.  Gains related to the Rabbi Trust totaled $454,000 in the current period compared to losses of $595,000 in the prior year period.  The investments held in the Trust are considered trading securities.  Foreign currency transaction losses totaled $324,000 in the current period compared to gains of approximately $1.2 million in the prior year period.  Equity earnings of joint ventures totaled $639,000 in the current period compared to $203,000 in the prior year period.  The improvement in equity earnings of joint ventures is primarily due to the favorable economic conditions in China and an increase in our ownership percentage resulting from the November 20, 2009 purchase by VAST LLC of the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai.

The income tax provision (benefit) for the nine month periods ended March 28, 2010 and March 29, 2009 was impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources
Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC.  As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 28, 2010 is as follows (in thousands of dollars):

	U.S.	Canada	Mexico	Total
General Motors	$5,284	$1,213	$972	$7,469
Ford	2,075	199	3	2,277
Chrysler	8,662	2,613	1,244	12,519

On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  During the quarter ended March 29, 2009, we increased our provision for bad debts by $500,000 to cover the portion of the pre-bankruptcy receivable balances which we believed could be uncollectible.  As of March 28, 2010, all uncollectible amounts related to the bankruptcy filings were written off against the reserve and $421,000 of amounts previously written-off were paid by Chrysler LLC during the nine months ended March 28, 2010.

Cash flow provided by operating activities was $1.5 million during the nine months ended March 28, 2010 compared to cash used in operations of $8.9 million during the nine months ended March 29, 2009.  Current period operating cash flow was negatively impacted by planned assembly plant downtime experienced by both General Motors and Chrysler during the months of May through July.  The improvement in cash flow from operations is primarily the result of improved operating results in the current year period as compared to the prior year period.  Also, pension contributions to our qualified plan totaled $3 million during both the current year period and prior year period.

Accounts receivable balances at March 28, 2010 increased $15.9 million from the June 28, 2009 balances.  This increase was primarily the result of increased sales during the current quarter as compared to the quarter ended June 28, 2009.  The restricted cash balance of $2.1 million and loan to joint ventures balance of $1.5 million at March 28, 2010 relate to the purchase by VAST LLC effective November 20, 2009 of the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai, for $9.6 million.  Initially, a loan of $2.5 million was made from STRATTEC to VAST LLC to cover STRATTEC’s share of a November 2009 $7.5 million payment made in connection with the purchase.  The outstanding loan balance at March 28, 2010 was $1.5 million.  The remaining purchase price of $2.1 million will be paid by VAST LLC in three installments payable in April 2010, October 2010 and April 2011.  A $2.1 million stand-by letter of credit was issued by VAST LLC, and is guaranteed by STRATTEC, related to the future installment payments.  Cash of $2.1 million has been transferred to a separate account in support of the stand-by letter of credit guarantee.

The long-term deferred tax asset balance at March 28, 2010 decreased approximately $3.2 million from the balance at June 28, 2009.  The decrease was primarily due to a change in the available Federal operating loss carry-back period from 2 years to 5 years.  As a result of this change, approximately $2.8 million of long-term deferred tax assets related to Federal operating loss carry-forwards were reclassified as current tax recoverable, which is reflected in Other Current Assets in the Condensed Consolidated Balance Sheets.  The other current asset balance at March 28, 2010 increased approximately $3.0 million from the balance at June 28, 2009.  The increase in the balance is primarily due to a $3.2 million increase in income taxes recoverable resulting from the Federal operating loss carry-back period changing from 2 years to 5 years and a $1.9 million increase in the customer tooling balance to be billed to customers.  These increases were partially offset by a reduction in prepaid zinc and brass balances.  The total tax recoverable related to the loss carry-back of approximately $4.8 million was received in April 2010.  Accounts payable balances at March 28, 2010 increased $9.6 million from the June 28, 2009 balances as a result of increased production activity during the current period.

Capital expenditures during the nine months ended March 28, 2010, were $4.9 million.  Capital expenditures during the nine months ended March 29, 2009, were $10.9 million.  Capital expenditures during the prior year period included approximately $5.7 million for the construction of a new facility in Mexico.  The construction of the new facility was completed in fiscal 2009.  We anticipate that capital expenditures will be approximately $6 million in fiscal 2010, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at March 28, 2010.  A total of 3,655,322 shares have been repurchased as of March 28, 2010, at a cost of approximately $136.4 million.  No shares were repurchased during the nine months ended March 28, 2010.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.  Based on the current economic environment and our preference to conserve cash, we anticipate minimal or no stock repurchase activity during the balance of fiscal year 2010.

We have a $20.0 million unsecured line of credit (the “Line of Credit”) with M&I Marshall & Ilsley Bank, which expires October 30, 2010.  This unsecured line of credit replaced a $50.0 million unsecured line of credit with M&I Marshall & Ilsley Bank which terminated on October 31, 2009.  There were no outstanding borrowings under the Line of Credit at March 28, 2010 or March 29, 2009.  Interest on borrowings under our line of credit is at varying rates based on the London Interbank Offering Rate with a minimum annual rate of 4 percent.  We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.  The Line of Credit is not subject to any covenants.

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

VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., was formed to service customers in South America.  VAST Fuzhou and VAST Great Shanghai (collectively known as VAST China), began as joint ventures between VAST LLC and a Taiwanese partner to provide a base of operations to service our automotive customers in the Asian market.  Effective November 20, 2009, VAST LLC purchased the non-controlling interest of these two Chinese joint ventures for $9.6 million.  STRATTEC’s share of the purchase price totaled $3.2 million.  VAST LLC now owns 100% of VAST Fuzhou and VAST Great Shanghai.  VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting.  The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures of approximately $639,000 during the nine months ended March 28, 2010 and $203,000 during the nine months ended March 29, 2009.  During the nine months ended March 28, 2010, capital contributions totaling $300,000 were made to VAST LLC in support of general operating expenses.  STRATTEC’s portion of the capital contributions totaled $100,000.  During the nine months ended March 28, 2009, capital contributions totaling approximately $1.2 million were made to VAST LLC in support of general operating expenses.  STRATTEC’s portion of the capital contributions totaled $388,000.

In fiscal year 2007, we entered into a joint venture with ADAC, in which STRATTEC holds a 50.1 percent interest and ADAC holds a 49.9 percent interest.  The joint venture, ADAC-STRATTEC LLC, a Delaware limited liability company, was formed on October 27, 2006.  In addition, a Mexican entity, ADAC-STRATTEC de Mexico, which is wholly owned by ADAC-STRATTEC LLC, was formed on February 21, 2007 to establish injection molding and assembly operations for door handle components.  ADAC-STRATTEC de Mexico production activities began in Juarez, Mexico in July 2007.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in an increase in net income to STRATTEC of $70,000 during the nine months ended March 28, 2010 and no change in net income to STRATTEC during the nine months ended March 29, 2009.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (SPA), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation.  The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $157,000 during the nine month period ended March 28, 2010 and decreased net income to STRATTEC of approximately $1.5 million during the nine month period ended March 29, 2009.

Other Matters
Health care reform legislation was recently enacted by the Federal government.  We are currently evaluating the legislation to determine its effects on our plan structure, future operating results and financial position.

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

An amendment to the qualified defined benefit pension plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  A curtailment loss related to unrecognized prior service cost of $505,000 was recorded during the quarter ended December 27, 2009.  Effective January 1, 2010, future eligible retirees’ benefits under the postretirement health care plan will be limited to $4,000 per plan year for a maximum period of five years.

Refer to the discussion of Critical Accounting Policies included in the Management’s Discussion and Analysis and Retirement Plans and Postretirement Costs included in the Notes to Financial Statements in our 2009 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on August 28, 2009.

Other Reserves – We have reserves such as an environmental reserve, a warranty reserve, an incurred but not reported claim reserve for self-insured health plans, a workers’ compensation reserve, an allowance for doubtful accounts related to trade accounts receivable and a repair and maintenance supply parts reserve.  These reserves require the use of estimates and judgment with regard to risk exposure, ultimate liability and net realizable value.

Environmental Reserve – We have a liability recorded related to the estimated costs to remediate a site at our Milwaukee facility, which was contaminated by a solvent spill from a former above ground solvent storage tank occurring in 1985.  The recorded environmental liability balance involves judgment and estimates.  Our reserve estimate is based on a third party assessment of the costs to adequately cover the cost of active remediation of the contamination at this site.  Actual costs might vary from this estimate for a variety of reasons including changes in laws and changes in the assessment of the level of remediation actually required at this site.  Therefore, future changes in laws or the assessment of the level of remediation required could result in changes in our estimate of the required liability.  Refer to the discussion of Environmental Reserve included in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Warranty Reserve – We have a warranty liability recorded related to our exposure to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  The recorded warranty liability balance involves judgment and estimates.  Our reserve estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers recent extension of their warranty programs.  Actual warranty costs might vary from estimates due to the level of actual claims varying from our claims experience and estimates.  Therefore, future actual claims experience could result in changes in our estimate of the required liability.  Refer to the discussion of Warranty Reserve included in the Notes to Condensed Consolidated Financial Statements this Form 10-Q.

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

Risk Factors
We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company, Chrysler Group LLC and Delphi Corporation represented approximately 71 percent of our annual net sales (based on fiscal 2009 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable.  The contracts with these customers provide for supplying the customer’s requirements for a particular model.  The contracts do not specify a specific quantity of parts.  The contracts typically cover the life of a model, which averages approximately four to five years.  Components for certain customer models may also be “market tested” annually.  Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

On April 27, 2009, General Motors announced certain aspects of its Revised Viability Plan including reduced production volumes for calendar year 2009 and the subsequent five years.  The announcement indicated that certain vehicle brands, including Pontiac, Saturn, Hummer and Saab, would be discontinued or sold.  In addition, subsequent to Chrysler LLC’s filing for Chapter 11 bankruptcy protection on April 30, 2009, they announced certain vehicle models planned for discontinuation (Jeep Commander, Jeep Compass, Jeep Patriot, Dodge Nitro, Dodge Avenger, Dodge Caliber, Dodge Durango, Dodge Dakota, Dodge Viper, Chrysler Sebring, Chrysler Aspen etc.).  Subsequently, certain of the models have been reaffirmed for continued production over the next two years.  We continue to evaluate the impact these evolving plans have on our business as more details become available.

Our major customers also have significant under-funded legacy liabilities related to pension and postretirement health care obligations.  The future impact of these items along with a continuing loss in their North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy.  If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions.  For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection.  As a result, we wrote-off $1.6 million of uncollectible pre-petition Chapter 11 accounts receivable due from Delphi Corporation.  This directly reduced our pre-tax net income during fiscal 2006.  On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  As discussed under Critical Accounting Policies - Other Reserves - Allowance for Doubtful Accounts Related to Trade Accounts Receivable herein, during fiscal year 2009 we recorded a provision for bad debts of $500,000 related to this filing, of which we subsequently recovered $421,000 of the $500,000 provision.  This directly reduced our pre-tax net income during 2009 by $500,000.

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

Shortage of Raw Materials or Components Supply – In the event of a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components.  This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints.  In order to manage and reduce the cost of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base.  In addition, due to the recent turbulence in the automotive industry, several suppliers have initiated bankruptcy proceedings or ceased operations.  As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component.  If any of our customers experience a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products.  Similarly, if we or one of our own suppliers experience a supply shortage we may become unable to produce the affected products if we cannot procure the components from another source.  Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements.  However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials or other problems will not result in any shortages or delays in the supply of components to us.

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

Cyclicality and Seasonality in the Automotive Market – The automotive market is cyclical and is dependent on consumer spending, availability of consumer credit and to a certain extent on customer sales incentives.  Economic factors adversely affecting consumer demand for automobiles and automotive production, such as rising fuel costs, could adversely impact our net sales and net income.  We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

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

Environmental and Safety Regulations – We are subject to Federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations.  These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended).  We have an environmental management system that is ISO-14001 certified.  We believe that our existing environmental management system is adequate for current and anticipated operations and we have no current plans for substantial capital expenditures in the environmental area.  An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a former above-ground solvent storage tank, located on the east side of the facility.  The contamination occurred in 1985.  The site is being monitored in accordance with Federal, state and local requirements.  Refer to discussion under Analysis of Results of Operations for additional information on this environmental reserve.  We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with Federal, state, local and foreign environmental laws or other legal requirements.  However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.

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

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  Our largest customers have recently extended their warranty protection for their vehicles.  Other OEMs have similarly extended their warranty programs.  This trend will put additional pressure on the supply base to improve quality systems.  This trend may also result in higher cost recovery claims by OEM’s from suppliers whose products incur a higher rate of warranty claims.  Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability performance of our products. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices and foreign currency exchange rate risk associated with STRATTEC’s foreign operations.  We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which would expose us to significant market risk.  We have not had outstanding borrowings since December 1997.  There is, therefore, currently no significant exposure to market risk for changes in interest rates.  To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings.  However, we are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our Mexican operations.  A material increase in the value of the Mexican peso relative to the U.S. dollar would increase our expenses and, therefore, could adversely affect our profitability.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1     Legal Proceedings

In the normal course of business, we may be involved in various legal proceedings from time to time.  We do not believe we are currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on our financial statements.

Item 1A. - Risk Factors

Please refer to the section titled “Risk Factors” herein for disclosures regarding the risks and uncertainties relating to our business.  Except as provided below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Form 10-K as filed with the Securities and Exchange Commission on August 28, 2009.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K report.

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  Our largest customers have recently extended their warranty protection for their vehicles.  Other OEMs have similarly extended their warranty programs.  This trend will put additional pressure on the supply base to improve quality systems.  This trend may also result in higher cost recovery claims by OEM’s from suppliers whose products incur a higher rate of warranty claims.  Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability performance of our products. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

Shortage of Raw Materials or Components Supply – In the event of a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components.  This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints.  In order to manage and reduce the cost of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base.  In addition, due to the recent turbulence in the automotive industry, several suppliers have initiated bankruptcy proceedings or ceased operations.  As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component.  If any of our customers experience a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products.  Similarly, if we or one of our own suppliers experience a supply shortage we may become unable to produce the affected products if we cannot procure the components from another source.  Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements.  However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials or other problems will not result in any shortages or delays in the supply of components to us.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through March 28, 2010, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the current quarter or nine months ended March 28, 2010.

Item 3     Defaults Upon Senior Securities - None

Item 4     [Removed and Reserved]

Item 5     Other Information

Effective as of May 5, 2010, STRATTEC entered into new Employment Agreements and Change of Control Employment Agreements with each of its executive officers.

Employment Agreements.  Each of our executive officers has signed an employment agreement with STRATTEC that continues until June 30, 2010.  The term of each employment agreement automatically extends for one year each June 30 unless either party gives notice at least 30 days prior to June 30 that the agreement will not be further extended.  Under the agreement, the officer agrees to perform the duties currently being performed in addition to other duties that may be assigned from time to time.  We agree to pay the officer a salary of not less than that of the previous year and to provide fringe benefits that are provided to all of our other salaried employees who are in comparable positions.

The terms of these employment agreements generally include the following:

●	each of these executive officers is entitled to participate in our bonus plans and stock incentive plan;
●	each of these executive officers is eligible to participate in any medical, health, dental, disability and life insurance policy that we maintain for the benefit of our other senior management;
●	each of these executive officers will also receive at our expense group term life insurance coverage equal to two times their base salary subject to a maximum amount of coverage equal to $500,000;
●	each of these executive officers has agreed not to compete with us during employment and for a period equal to the shorter of one year following termination of employment or the duration of the employee’s employment with us and has agreed to maintain the confidentiality of our proprietary information and trade secrets during the term of employment and for two years thereafter; and
●	each employment agreement contains severance benefits that provide that if the executive officer’s employment is terminated as a result of the death or disability of such executive officer, then the executive officer (or his or her beneficiary) is entitled to continuation of the executive officer’s then effective base salary for a period of six months after termination and continuation of medical, dental and health coverage for such six month period after termination of employment. If the executive officer’s employment is terminated by us without cause (as defined the employment agreements), then the executive officer will be entitled to continuation (1) of the executive officer’s then effective base salary for a minimum of six months after termination or a maximum of twelve months depending upon such executive officer’s years of service as an officer and (2) of medical, dental and health coverage for such six to twelve month period, as applicable.

Change of Control Employment Agreements.  Each of our executive officers has also signed a change of control employment agreement with STRATTEC.  The change of control employment agreements assure the employee continued employment following a “change of control” on a basis equivalent to the employee’s employment immediately prior to such change in terms of position, duties, compensation and benefits, as well as specified payments upon termination following a change in control. These change of control agreements become effective only upon a defined change in control of STRATTEC, or if the employee’s employment is terminated upon, or in anticipation of such a change in control, and automatically supersede any existing employment agreement.  Under the change of control agreements, if during the employment term (three years from the change in control) the employee is terminated other than for cause (as defined in the agreements) or if the employee voluntarily terminates his employment for good reason (as defined in the agreements) or during a 30-day window period one year after a change in control, the employee is entitled to specified severance benefits, including a lump sum payment of three or two (depending upon which executive officer) times the employee’s annual salary, a payment equal to the executive officer’s annual bonus (determined as provided in the agreement), and the continuation of certain benefits.

Copies of each new Employment Agreement and Change of Control Employment Agreement are attached hereto as exhibits and are incorporated by reference.

Item 6 Exhibits
(a)	Exhibits
	10.1	Amended STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan.
	10.2	Employment Agreement between the Company and Harold M. Stratton II made as of May 5, 2010.
	10.3	Change of Control Employment Agreement between the Company and Harold M. Stratton II made as of May 5, 2010.
	10.4	Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010.
	10.5	Change of Control Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010.
	10.6	Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010.
	10.7	Change of Control Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010.
	10.8	Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010.
	10.9	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010.
	10.10	Employment Agreement between the Company and Kathryn E. Scherbarth made as of May 5, 2010.
	10.11	Change of Control Employment Agreement between the Company and Kathryn E. Scherbarth made as of May 5, 2010.
	10.12	Employment Agreement between the Company and Dennis A. Kazmierski made as of May 5, 2010.
	10.13	Change of Control Employment Agreement between the Company and Dennis A. Kazmierski made as of May 5, 2010.
	10.14	Employment Agreement between the Company and Brian J. Reetz made as of May 5, 2010.
	10.15	Change of Control Employment Agreement between the Company and Brian J. Reetz made as of May 5, 2010.
	10.16	Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010.
	10.17	Change of Control Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010.
	31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
	32 (1)	18 U.S.C. Section 1350 Certifications
________________________________

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

Date: May 6, 2010
By  /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)