Form 10-K
period 2010-06-27
STRATTEC SECURITY CORP
filed 2010-09-01
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 27, 2010.

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 27, 2009 (the last business day of the Registrant’s most recently completed second quarter), was approximately $57,977,000 (based upon the last reported sale price of the Common Stock at December 27, 2009, on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
On August 6, 2010, there were outstanding 3,276,374 shares of the Registrant’s $.01 par value Common Stock.
Documents Incorporated by Reference

Part of the Form 10-K
Document	into which incorporated
Portions of the Annual Report to Shareholders for the fiscal year ended June 27, 2010	I, II, IV

Portions of the Proxy Statement dated September 1, 2010, for the Annual Meeting of Shareholders to be held on October 5, 2010.	III
PROSPECTIVE INFORMATION
A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2010 Annual Report to Shareholders and the Company’s Proxy Statement, dated September 1, 2010, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning. These statements include matters related to expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.
The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, the impact on the Company of any bankruptcy filings of the Company’s key customers, customer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis section of the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference in Part I, Item 1A of this report and in the Company’s other filings with the Securities and Exchange Commission.
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

PART I
Item 1. Business
The information set forth under “Company Description” which appears on pages 5 through 12 of the Company’s 2010 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under “Notes to Financial Statements-Export Sales” included on page 43 of the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference.
Emerging Technologies
Automotive vehicle access systems, which are both theft deterrent and consumer friendly, are trending toward electro-mechanical devices. Electronic companies are developing user identification systems such as bio-systems, card holder (transmitter) systems, etc., while mechanical locks, keys, housings, and latches are evolving to accommodate electronics. The Company believes it is positioning itself as a vehicle access control supplier by building its product, engineering and manufacturing expertise in the required electro-mechanical products, which include vehicle access latches, keys with remote entry electronic systems, and ignition interface systems with passive start capabilities.
These technologies benefit the Company by increasing the potential customer base as a Tier 2 supplier while maintaining Tier 1 status on some product lines and adding additional product line availability.
Sources and Availability of Raw Materials
The Company’s primary raw materials are high-grade zinc, brass, magnesium, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for our needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included on page 23 of the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference.
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
Although, in the aggregate, the intellectual property discussed herein are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the STRATTEC and STRATTEC with logo trademarks.
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
Dependence Upon Significant Customers
A very significant portion of the Company’s annual sales are to General Motors Company, Ford Motor Company, and Chrysler Group LLC. These three customers accounted for approximately 67 percent of the Company’s net sales in 2010, and 66 percent of the Company’s net sales in both 2009 and 2008. Further information regarding sales to the Company’s largest customers is set forth under the caption “Risk Factors — Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns for Customers” included on page 22 of the Company’s 2010 Annual Report to Shareholders and “Notes to Financial Statements-Sales and Receivable Concentration” included on page 43 of the Company’s 2010 Annual Report to Shareholders, all of which are incorporated herein by reference.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers’ ability to produce and sell vehicles which utilize the Company’s products. The Company has enjoyed good relationships with General Motors Company, Chrysler Group LLC, Ford Motor Company and other customers in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company’s financial performance.
During fiscal year 2009, the Company’s major customers, Chrysler LLC, General Motors Corporation and Ford Motor Company presented long-term viability plans to the United States Government. These plans focused on reducing North American production capacity, closing facilities, eliminating certain vehicle models, brands and overall structural costs to operate profitably at a 10 million vehicle production build level in North America. The above customers have taken steps to implement these plans over the next couple of years. The overall expectation is that North American vehicle build schedules will rebound from the historical 27 year low experienced in 2009, but will not reach the previous production build levels of 15-16 million vehicles per year during the next 5 years. During fiscal 2010, production build levels were 11 million vehicles and we expect fiscal 2011 production build levels to be around 12 million vehicles.
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
As locks and keys become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge the Company. To address this, the Company has strengthened its electrical engineering knowledge and service. It is also working with several electronics suppliers to jointly develop and supply these advanced products.
The Company’s lockset, housing and power access competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech, Valeo, Honda Lock, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included on page 24 of the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference.
Research and Development
The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2010, 2009, and 2008, the Company spent approximately $900,000, $670,000, and $1.9 million, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and will continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company’s interests resulting from these activities.
Customer Tooling
The Company incurs costs related to tooling used in component production and assembly. Some of these costs are reimbursed by customers who then own the tools involved. See the information set forth under “Notes to Financial Statements-Customer Tooling in Progress” included on page 31 of the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference.
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
As discussed in “Notes to Financial Statements-Commitments and Contingencies” included on page 37 of the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from a former above-ground solvent storage tank located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.
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

Employees
At June 27, 2010, the Company had approximately 2,280 full-time employees, of which approximately 208 or 9.1 percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility. In October 2009, a new contract with the unionized associates was ratified and is effective through June 29, 2014. During June 2001, there was a 16-day strike by the represented employees at the Company’s Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors-Disruptions Due to Work Stoppages and Other labor Matters” included on pages 23 and 24 of the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference.
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
Item 1A. Risk Factors
The information set forth under “Risk Factors” which appears on pages 22 through 24 of the Company’s 2010 Annual Report to Shareholders is incorporated herein by reference. The risks described in the section “Risk Factors” in the Company’s 2010 Annual Report to Shareholders are not the only risks the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in those risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of the Company’s common stock could decline.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company has three manufacturing plants, one warehouse, and one sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Headquarters and General Offices; Component Manufacturing and Service Parts Distribution	352,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	97,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices, Key Finishing, Injection Molding and Assembly Operations	140,000	Owned
El Paso, Texas	Finished Goods Warehouse	38,000	Leased**
Troy,Michigan	Sales and Engineering Office for Detroit Customer Area	18,900	Leased**

**	Leased unit within a complex.
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

Item 4.	[Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program. At June 27, 2010, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395. The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through June 27, 2010, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the quarter or year ended June 27, 2010.
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “STRT.”
The information set forth under “Financial Summary – Quarterly Financial Data (Unaudited)” included on page 48 of the Company’s 2010 Annual Report to Shareholders is incorporated herein by reference.
Item 6. Selected Financial Data
The information set forth under “Five Year Financial Summary” which appears on page 47 of the Company’s 2010 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth under “Management’s Discussion and Analysis” which appears on pages 13 through 24 of the Company’s 2010 Annual Report to Shareholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company did not hold any market risk sensitive instruments during the period covered by this report. The Company is exposed to foreign currency exchange rate risk associated with the Company’s foreign operations and fluctuations in the price of raw materials. The Company has negotiated raw material price adjustments clauses with certain customers to offset some of the raw material market price fluctuations. The Company does not hedge against the Mexican peso exposure. See “Risk Factors – Currency Exchange Rate Fluctuations” and “Risk Factors — Sources of and Fluctuations in Market Prices of Raw Materials” included on page 23 of the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference, for more information.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of Deloitte & Touche LLP dated September 1, 2010, the report of management on internal control over financial reporting and the report of Deloitte & Touche LLP on internal control over financial reporting dated September 1, 2010, which appear on pages 25 through 46 of the Company’s 2010 Annual Report to Shareholders, are incorporated herein by reference. The reports of Deloitte & Touche LLP and Grant Thornton LLP are included on pages 11 and 12 in this Form 10-K Report.
Our quarterly results of operations included under “Financial Summary-Quarterly Financial Data (Unaudited)” which appears on page 48 of the Company’s 2010 Annual Report to Shareholders is incorporated herein by reference.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
On February 23, 2010, the Company dismissed Grant Thornton LLP as its independent public accountants and appointed Deloitte & Touche LLP as its new independent public accountants. The decision to dismiss Grant Thornton LLP and to retain Deloitte & Touche LLP was approved by the Company’s Audit Committee on February 23, 2010.
Grant Thornton’s reports on the Company’s consolidated financial statements for each of the fiscal years ended June 28, 2009 and June 29, 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and through February 23, 2010, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of SEC Regulation S-K.
During the fiscal years ended June 28, 2009 and June 29, 2008, and the subsequent interim period through February 23, 2010, the Company did not consult with Deloitte & Touche regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of SEC Regulation S-K.
Item 9A. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as the end of the period covered by this report at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The report of management required under this Item 9A is included on page 44 of the Company’s 2010 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.
The attestation report required under this Item 9A is included on page 45 of the Company’s 2010 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Item 9B.	Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information included in the Company’s Proxy Statement, dated September 1, 2010, under “Proposal: Election of Director,” “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of three outside independent Directors, David R. Zimmer, Audit Committee Chairman, Robert Feitler, and Michael J. Koss.

Item 11.	Executive Compensation
The information included in the Company’s Proxy Statement, dated September 1, 2010, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.
The information incorporated by reference from “Report of Compensation Committee” in the Company’s Proxy Statement, dated September 1, 2010, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information included in the Company’s Proxy Statement, dated September 1, 2010, under “Security Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes share information, as of June 27, 2010, for the Company’s Stock Incentive Plan.

	Number of		Number of
	common shares to be		common shares
	issued upon exercise	Weighted-average	available for future
	of outstanding	exercise price of	issuance under
	options,	outstanding options,	equity
Plan Category	warrants, and rights	warrants, and rights	compensation plans
Equity compensation plans approved by shareholders	297,650	$33.01	250,893
Equity compensation plans not approved by shareholders	—	—	—

Total	297,650	$33.01	250,893

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information included in the Company’s Proxy Statement, dated September 1, 2010, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information included in the Company’s Proxy Statement, dated September 1, 2010, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
(1)(i)	Financial Statements — The following financial statements of the Company, included on pages 25 through 46 of the Company’s 2010 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Form 10-K annual report:

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Consolidated Balance Sheets — as of June 27, 2010 and June 28, 2009

Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended June 27, 2010, June 28, 2009 and June 29, 2008

Consolidated Statements of Shareholders’ Equity – years ended June 27, 2010, June 28, 2009 and June 29, 2008

Consolidated Statements of Cash Flows — years ended June 27, 2010, June 28, 2009 and June 29, 2008

Notes to Financial Statements

(ii)	The following are included at pages 11 and 12 in this Form 10-K Report.

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP — as of June 27, 2010 and for the year ended June 27, 2010)

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP — as of June 28, 2009 and for each of the two years in the period ended June 28, 2009)

(2)	Financial Statement Schedule

All schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

(3)	Exhibits. See “Exhibit Index” beginning on page 14.
(b)	Exhibits

See “Exhibit Index” and the exhibits attached hereto or previously filed as described in the “Exhibit Index” beginning on page 14.

(c)	Financial Statement Schedules

None required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of STRATTEC SECURITY CORPORATION:
We have audited the accompanying consolidated balance sheet of STRATTEC SECURITY CORPORATION and subsidiaries (the “Company”) as of June 27, 2010, and the related consolidated statement of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of STRATTEC SECURITY CORPORATION:
We have audited the accompanying consolidated balance sheet of STRATTEC SECURITY CORPORATION (a Wisconsin Corporation) and subsidiaries, collectively the “Company”, as of June 28, 2009 and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STRATTEC SECURITY CORPORATION as of June 28, 2009 and the results of its operations and its cash flows for each of the two years in the period ended June 28, 2009 in conformity with accounting principles generally accepted in the United States of America.
As discussed in the “Organization and Summary of Significant Accounting Policies” footnote to the accompanying consolidated financial statements, the Company changed its method of accounting for noncontrolling interests due to the adoption of the guidance on noncontrolling interests in consolidated financial statements and applied this change restrospectively.
As discussed in the notes to the consolidated financial statements as of June 28, 2009, the Company changed its method of accounting for inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method and applied this change retrospectively.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP Milwaukee, WI
August 24, 2009 (except for the footnote titled, “Organization and Summary of Significant Accounting Polices”, as to which the date is September 1, 2010)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION
By:	/s/ Harold M. Stratton II
Harold M. Stratton II
Chairman and Chief Executive Officer

Date: September 1, 2010
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold M. Stratton II Harold M. Stratton II	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	September 1, 2010

/s/ Frank J. Krejci	President, Chief Operating Officer,	August 17, 2010
Frank J. Krejci	and Director

/s/ Michael J. Koss	Director	August 17, 2010
Michael J. Koss

/s/ Robert Feitler	Director	August 17, 2010
Robert Feitler

/s/ David R. Zimmer	Director	August 17, 2010
David R. Zimmer

/s/ Patrick J. Hansen Patrick J. Hansen	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 1, 2010

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

Exhibit
3.1 (1)	Amended and Restated Articles of Incorporation of the Company	*

3.2 (2)	By-laws of the Company	*

4.1 (5)	Promissory Note dated as of October 31, 2009 by and between the Company and M&I Bank	*

10.1 (2)**	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan	*

10.2 (2)**	Form of Restricted Stock Grant Agreement	*

10.3 (3)**	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Executive Officers and Senior Managers	*

10.4 (3) **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Plan for Non-employee Members of the Board of Directors	*

10.5 (6) **	Amended STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*

10.6 (6)**	Employment Agreement between the Company and Harold M. Stratton II made as of May 5, 2010.	*

10.7 (6)**	Change of Control Employment Agreement between the Company and Harold M. Stratton II made as of May 5, 2010.	*

10.8 (6)**	Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010.	*

10.9 (6)**	Change of Control Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010.	*

10.10 (6)**	Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010.	*

10.11 (6)**	Change of Control Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010.	*

10.12 (6)**	Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010.	*

10.13 (6)**	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010.	*

10.14 (6)**	Employment Agreement between the Company and Kathryn E. Scherbarth made as of May 5, 2010.	*

10.15 (6)**	Change of Control Employment Agreement between the Company and Kathryn E. Scherbarth made as of May 5, 2010.	*

10.16 (6)**	Employment Agreement between the Company and Dennis A. Kazmierski made as of May 5, 2010.	*

10.17 (6)**	Change of Control Employment Agreement between the Company and Dennis A. Kazmierski made as of May 5, 2010.	*

10.18 (6)**	Employment Agreement between the Company and Brian J. Reetz made as of May 5, 2010.	*

10.19 (6)**	Change of Control Employment Agreement between the Company and Brian J. Reetz made as of May 5, 2010.	*

10.20 (6)**	Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010.	*

10.21 (6)**	Change of Control Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010.	*

13	Annual Report to Shareholders for the year ended June 27, 2010

Exhibit
16 (7)	Letter Regarding Change in Auditors	*

21 (4)	Subsidiaries of the Company	*

23.1	Consent of Independent Registered Public Accounting Firm dated September 1, 2010

23.2	Consent of Independent Registered Public Accounting Firm dated September 1, 2010

31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (8)	18 U.S.C. Section 1350 Certifications

*	Previously filed

**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

(2)	Incorporated by reference from the Form 8-K filed on October 7, 2005.

(3)	Incorporated by reference from the July 1, 2007 Form 10-K filed on August 30, 2007.

(4)	Incorporated by reference from the June 29, 2008 Form 10-K filed on August 29, 2008.

(5)	Incorporated by reference from the September 27, 2009 Form 10-Q filed on November 5, 2009.

(6)	Incorporated by reference from the March 28, 2010 Form 10-Q filed on May 6, 2010.

(7)	Incorporated by reference from the exhibit to the Form 8-K filed on March 1, 2010

(8)
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.