Form 10-Q
period 2010-09-26
STRATTEC SECURITY CORP
filed 2010-11-04
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

or

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

Common stock, par value $0.01 per share: 3,285,189 shares outstanding as of September 26, 2010

STRATTEC SECURITY CORPORATION
FORM 10-Q
September 26, 2010

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
The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended June 27, 2010.
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

Item 1   Financial Statements
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
Net sales	$59,849	$41,181
Cost of goods sold	49,696	34,383
Gross profit	10,153	6,798
Engineering, selling and administrative expenses	8,165	6,199
Recovery of bad debts	-	(220)
Income from operations	1,988	819
Interest income	23	23
Equity earnings of joint ventures	422	96
Interest expense – related parties	(51)	(56)
Other income, net	199	388
Income before provision for income taxes	2,581	1,270
Provision for income taxes	801	341
Net income	1,780	929
Net (income) loss attributed to non-controlling interest	(362)	14
Net income attributable to STRATTEC SECURITY CORPORATION	$1,418	$943

Comprehensive Income:
Net income	$1,780	$929
Change in cumulative translation adjustments, net	167	(312)
Total other comprehensive income (loss)	167	(312)
Comprehensive income	1,947	617
Comprehensive (income) loss attributed to non-controlling interest	(366)	14
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$1,581	$631

Earnings per share:
Basic	$0.43	$0.29
Diluted	$0.43	$0.29

Average shares outstanding:
Basic	3,280	3,266
Diluted	3,299	3,271

Cash dividends declared per share	$1.20	$-

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (In Thousands, Except Share Amounts)
	September 26,	June 27,
	2010	2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$17,322	$21,867
Restricted cash	2,100	2,100
Receivables, net	36,064	36,084
Inventories-
Finished products	4,942	3,653
Work in process	4,841	4,260
Purchased materials	9,615	9,173
Total inventories	19,398	17,086
Other current assets	13,999	12,871
Total current assets	88,883	90,008
Deferred income taxes	10,534	10,534
Investment in joint ventures	5,631	5,176
Loan to joint venture	1,500	1,500
Other long-term assets	709	733
Property, plant and equipment	134,263	136,728
Less: accumulated depreciation	(96,983)	(99,677)
Net property, plant and equipment	37,280	37,051
	$144,537	$145,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$22,000	$21,192
Loans from related parties	2,500	3,000
Accrued Liabilities:
Payroll and benefits	12,016	15,496
Dividend	3,987	-
Environmental reserve	1,495	1,497
Other	5,850	5,046
Total current liabilities	47,848	46,231
Accrued pension obligations	18,696	18,492
Accrued postretirement obligations	4,106	4,490

Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,917,957 shares at September 26, 2010 and 6,909,357 shares at June 27, 2010	69	69
Capital in excess of par value	79,485	79,339
Retained earnings	160,141	162,706
Accumulated other comprehensive loss	(31,778)	(31,941)
Less: treasury stock, at cost (3,632,768 shares at September 26, 2010 and 3,633,402 shares at June 27, 2010)	(136,037)	(136,047)
Total STRATTEC SECURITY CORPORATION shareholders' equity	71,880	74,126
Non-controlling interest	2,007	1,663
Total shareholders’ equity	73,887	75,789
	$144,537	$145,002
The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to STRATTEC SECURITY CORPORATION	$1,418	$943
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	362	(14)
Equity earnings of joint ventures	(422)	(96)
Depreciation and amortization	1,638	1,751
Foreign currency transaction loss (gain)	31	(65)
Stock based compensation expense	143	106
Recovery of bad debts	-	(220)
Change in operating assets and liabilities:
Receivables	58	(11,031)
Inventories	(2,312)	1,432
Other assets	(1,108)	2,683
Accounts payable and accrued liabilities	(2,091)	5,665
Other, net	4	32
Net cash (used in) provided by operating activities	(2,279)	1,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of additional interest in majority owned subsidiary	(22)	-
Purchase of property, plant and equipment	(1,776)	(1,762)
Net cash used in investing activities	(1,798)	(1,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and employee stock purchases	13	11
Repayment of loan from related parties	(500)	-
Net cash (used in) provided by financing activities	(487)	11

Foreign currency impact on cash	19	31

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,545)	(534)

CASH AND CASH EQUIVALENTS
Beginning of period	21,867	22,764
End of period	$17,322	$22,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$369	$109
Interest paid – related parties	54	32

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products, including mechanical locks and keys, electronically enhanced locks and keys, ignition lock housings, latches, power sliding door systems, power life gate systems, power deck lid systems, door handles and other access control related products for North American automotive customers.  We also supply global automotive manufacturers through the VAST Alliance (“VAST ALLIANCE”) in which we participate with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan.  Our products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC.  STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin.  STRATTEC de Mexico is located in Juarez, Mexico.  ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico.  Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method.  VAST LLC consists primarily of two wholly owned subsidiaries in China and one joint venture in Brazil.  We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheet as of June 27, 2010, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X.  All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2010 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

In January 2010, the Financial Accounting Standard Board (“FASB”) issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010.  We do not expect the disclosure provisions for Level 3 fair value measurements to have a significant impact on our Consolidated Financial Statements.

VAST LLC Purchase of Non-Controlling Interest of VAST China
Effective November 20, 2009, VAST LLC purchased the remaining 40 percent interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai, for $9.6 million.  STRATTEC’s share of the purchase price totaled $3.2 million. VAST LLC now owns 100 percent of VAST Fuzhou and VAST Great Shanghai.  Initially, a loan of $2.5 million was made from STRATTEC to VAST LLC related to STRATTEC’s share of this transaction.  The outstanding loan balance of $1.5 million as of September 26, 2010 is reflected as Loan to Joint Venture in the Condensed Consolidated Balance Sheets included as part of this report.  A $2.1 million stand-by letter of credit was issued by VAST LLC, and guaranteed by STRATTEC, related to the remaining amount due on this transaction. As a result of this purchase, VAST LLC recorded a loss equal to the difference between the purchase price and the carrying value of the non-controlling interest of approximately $1.2 million as a reduction of equity in its consolidated financial statements.  STRATTEC’s share of this loss totaled $409,000 and is recorded as a reduction of Capital In Excess of Par Value in the accompanying Condensed Consolidated Balance Sheets.  The final payment related to this transaction was made on October 28, 2010 resulting in the cancellation of the stand-by letter of credit, and the associated guarantee by STRATTEC.

Fair Value of Financial Instruments
The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate book value as of September 26, 2010 and September 27, 2009.  Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2010 (in thousands of dollars):

	Fair Value Inputs
	Quoted Prices In Active Markets	Observable Inputs Other Than Market Prices	Unobservable Inputs

Rabbi Trust assets	$4,089	$-	$-

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets.  Assets held in the Trust include U.S. Treasury Securities, intermediate bond funds and large, medium and small-cap index funds.

Environmental Reserve
In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination.  Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2009.  As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million at December 27, 2009, to reflect the revised monitoring and remediation cost estimate.  As of September 26, 2010, costs of approximately $400,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs.  We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property.  An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards.  If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation.  If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required.  The sampling has not yet satisfied all of the requirements for closure by natural attenuation.  As a result, sampling continues and the reserve remains at an amount to reflect the cost of active remediation.  The reserve is not measured on a discounted basis.  We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.5 million at September 26, 2010, is adequate.

Shareholder’s Equity
A summary of activity impacting shareholders’ equity for the three month period ended September 26, 2010 is as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributed to STRATTEC	Equity Attributed to Non-Controlling Interest
Balance, June 27, 2010	$75,789	$74,126	$1,663
Net income	1,780	1,418	362
Dividend Declared	(3,983)	(3,983)	-
Purchase of additional interest in majority owned subsidiary	(22)	-	(22)
Translation adjustments	167	163	4
Stock Based Compensation	143	143	-
Employee Stock Purchases	13	13	-
Balance, September 26, 2010	$73,887	$71,880	$2,007

Other Income, net
Net other income included in the Condensed Consolidated Statements of Operations accompanying this report primarily includes foreign currency transaction gains and losses, and Rabbi Trust gains and losses.  Foreign currency transaction gains are the result of foreign currency transactions entered into by our Mexican subsidiaries and foreign currency cash balances.  The Rabbi Trust funds our supplemental executive retirement plan.  The investments held in the Trust are considered trading securities.  The impact of these items for each of the periods presented is as follows (in thousands):
	Three Months Ended
	September 26,	September 27,
	2010	2009
Foreign Currency Transaction Gain (Loss)	$(31)	$65
Rabbi Trust Gain	124	283
Other	106	40
	$199	$388

Income Taxes
The income tax provision for the three month periods ended September 26, 2010 and September 27, 2009 is impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 26, 2010			September 27, 2009
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$1,418	3,280	$0.43	$943	3,266	$0.29
Stock-Based Compensation		19			5
Diluted Earnings Per Share	$1,418	3,299	$0.43	$943	3,271	$0.29

Net earnings available to participating securities were not significant for the three months ended September 26, 2010 and September 27, 2009. We consider restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of September 26, 2010, options to purchase 223,100 shares of common stock at a weighted-average exercise price of $34.22 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of September 27, 2009, options to purchase 227,240 shares of common stock at a weighted-average exercise price of $38.07 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation
We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of September 26, 2010 were 229,243.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under the plan for the three months ended September 26, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 27, 2010	297,650	$33.01
Granted	40,000	$22.47
Exercised	-	-
Expired	(36,550)	$61.22
Forfeited	-	-
Outstanding, September 26, 2010	301,100	$28.18	6.6	$1,528
Exercisable, September 26, 2010	112,800	$47.58	4.3	$256

No stock options vested or were exercised during the three month periods ended September 26, 2010 and September 27, 2009.

The grant date fair value and assumptions used to determine compensation expense for the options granted during the three months ended September 26, 2010 are as follows:

Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a
Options Issued Above Grant Date Market Value	$7.48
Assumptions:
Risk Free Interest Rate	1.08%
Expected Volatility	59.89%
Expected Dividend Yield	1.54%
Expected Term (in years)	4.0

A summary of restricted stock activity under the stock incentive plan for the three months ended September 26, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 27, 2010	27,500	$29.90
Granted	18,200	$19.53
Vested	(8,600)	$47.78
Forfeited	-	$-
Nonvested Balance, September 26, 2010	37,100	$20.67

    As of September 26, 2010, there was $1.0 million of total unrecognized compensation cost related to stock options granted under the stock incentive plan.  This cost is expected to be recognized over a weighted average period of 1.5 years.  As of September 26, 2010, there was approximately $474,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 1.2 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

Pension and Other Postretirement Benefits
We have a qualified, noncontributory defined benefit pension plan covering substantially all U.S. associates.  Benefits are based on years of service and final average compensation. Our policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA).  Plan assets consist primarily of listed equity and fixed income securities.  Effective January 1, 2010, an amendment to the qualified defined benefit pension plan discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  As a result of this action, a curtailment loss related to unrecognized prior service cost of $505,000 was recorded during the second quarter of fiscal 2010.
We have a noncontributory supplemental executive retirement plan (“SERP”), which is a nonqualified defined benefit plan.  The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation.  The SERP is being funded through a Rabbi trust with M&I Trust Company.  We also sponsor a postretirement health care plan for all of our U.S. associates hired prior to June 2, 2001.  The expected cost of retiree health care benefits is recognized during the years that the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and is subject to a maximum coverage period based on the associate’s retirement date and age.  The postretirement health care plan is unfunded.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Service cost	$17	$470	$2	$31
Interest cost	1,151	1,285	67	175
Expected return on plan assets	(1,581)	(1,588)	-	-
Amortization of prior service cost	3	20	(187)	(97)
Amortization of unrecognized net loss	614	201	158	171
Net periodic benefit cost	$204	$388	$40	$280

No contributions were made to the qualified pension plan during the three months ended September 26, 2010.  Voluntary contributions made to the qualified pension plan totaled $1.0 million during the three month period ending September 27, 2009.  Voluntary contributions of $2.0 million are anticipated to be made during the remainder of fiscal 2011.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2010 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.  Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 26, 2010 compared to the three months ended September 27, 2009

Net sales for the three months ended September 26, 2010 were $59.8 million compared to net sales of $41.2 million for the three months ended September 27, 2009.  Sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels due to higher customer vehicle production volumes.  Sales to Chrysler Group LLC were $19.6 million in the current quarter compared to $12.8 million in the prior year quarter.  Sales to General Motors Company were $14.8 million in the current quarter compared to $9.9 million in the prior year quarter.  Included in the current quarter sales to General Motors were $1.7 million of sales to Nexteer Automotive, formerly a unit of Delphi Corporation, which is now owned by General Motors.  Sales to Ford Motor Company increased to $5.5 million in the current quarter compared to $3.7 million in the prior year quarter.  Sales to Hyundai/Kia were $4.3 million in the current quarter compared to $3.0 million in the prior year quarter.

Gross profit as a percentage of net sales was 17.0 percent in the current quarter compared to 16.5 percent in the prior year quarter.  The higher gross profit margin was primarily the result of higher customer vehicle production volumes compared to the prior year quarter which resulted in more favorable absorption of fixed manufacturing costs, offset by increased expense provisions of approximately $460,000 for the accrual of bonuses under our Economic Value Added (EVA®) Incentive Bonus Plans.  The increased expense for the accrual of bonuses affects both cost of goods sold and operating expenses.  Also impacting the current quarter results were lower purchased raw material costs for zinc partially offset by higher purchased raw material costs for brass.  The average zinc price paid per pound decreased to $0.97 in the current quarter from $1.21 in the prior year quarter.  During the current quarter, we used approximately 2.4 million pounds of zinc.  This resulted in decreased zinc costs of approximately $590,000 in the current quarter compared to the prior year quarter.  The average brass price paid per pound increased to $3.67 in the current quarter from $2.90 in the prior year quarter.  During the current quarter, we used approximately 270,000 pounds of brass.  This resulted in increased brass costs of approximately $210,000 in the current quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were $8.2 million in the current quarter compared to $6.2 million in the prior year quarter.  This increase was primarily the result of increased incentive bonus expense of approximately $420,000 incurred during the current quarter.  Prior year quarter expenses were also lower due to temporary actions implemented with respect to the salaried work force to help conserve cash during the recession.  These actions included reductions in wages and the 401(k) match, as well as cost savings related to several unpaid work furlough days.

The prior year quarter results included a $220,000 recovery of allowance for doubtful accounts.  In our third quarter ended March 29, 2009, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  As of September 27, 2009, all uncollectible amounts related to the bankruptcy filings were written off against the reserve and the recovery was recognized.

The income from operations in the current quarter was $2.0 million compared to $819,000 in the prior year quarter.  This change was primarily the result of the increase in sales and gross profit margin as discussed above.

Equity earnings of joint ventures increased to $422,000 during the current quarter compared to $96,000 in the prior year quarter.  This improvement was primarily the result of favorable economic conditions in China and a year over year increase in our ownership percentage resulting from the November 2009 purchase by VAST LLC of the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai.

Net other income was $199,000 in the current quarter compared to $388,000 in the prior year quarter.  This decrease was primarily due to a reduction in gains on the Rabbi Trust in the current quarter as compared to the prior year quarter and a reduction in favorable transaction gains resulting from foreign currency transactions entered into by our Mexican subsidiaries in the current quarter compared to the prior year quarter.  The Rabbi Trust funds our supplemental executive retirement plan.  Gains related to the Rabbi Trust totaled $124,000 in the current quarter compared to $283,000 in the prior year quarter.  The investments held in the Trust are considered trading securities.  Foreign currency transaction losses totaled $31,000 in the current quarter compared to gains of $65,000 in the prior year quarter.

The income tax provision for the three month periods ended September 26, 2010 and September 27, 2009 was impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources
Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC.  As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 26, 2010 is as follows (in thousands of dollars):

	U.S.	Canada	Mexico	Total
General Motors	$5,325	$1,466	$1,677	$8,468
Ford	2,642	482	158	3,282
Chrysler	4,237	7,185	1,109	12,531

Cash flow used in operating activities was $2.3 million during the three months ended September 26, 2010 compared to cash provided by operating activities of $1.2 million during the three months ended September 27, 2009.  Current period operating cash flow was impacted by a reduction in accrued payroll and benefit balances resulting from the August 2010 payment of approximately $5 million in bonuses, which were earned during fiscal 2010 under our incentive bonus plans.  There were no bonus payments in the prior year.  No pension contributions were made to our qualified plan during the current quarter.  Pension contributions totaled $1 million during the prior year quarter.

Capital expenditures during both the current quarter and prior year quarter totaled $1.8 million.  We anticipate that capital expenditures will be approximately $6 million in fiscal 2011, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

On February 26, 2009, our Board of Directors took action to suspend payment of our quarterly dividend to conserve cash.  On August 4, 2010, our Board of Directors declared a special one-time cash dividend of $1.20 per common share payable on October 29, 2010 to shareholders of record on October 8, 2010.  The special dividend totaled approximately $4.0 million and is being funded with current cash balances.  Although we believe the outlook for our business is generally positive, the uncertain strength of economic recovery in North America, and the effect that this and the continued restructuring of our two largest customers may have on STRATTEC have resulted in both management and our Board being cautious about reinstating a regular dividend at this time.  However, the Board intends to continue to review the situation on a regular basis.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at September 26, 2010.  A total of 3,655,322 shares have been repurchased as of September 26, 2010, at a cost of approximately $136.4 million.  No shares were repurchased during the three months ended September 26, 2010.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.  Based on the current economic environment and our preference to conserve cash for other uses, we anticipate minimal or no stock repurchase activity in fiscal year 2011.

We have a $20.0 million unsecured line of credit (the “Line of Credit”) with M&I Marshall & Ilsley Bank, which expires October 30, 2011.  There were no outstanding borrowings under the Line of Credit at September 26, 2010 or September 27, 2009.  Interest on borrowings under our line of credit is at varying rates based on the London Interbank Offering Rate.  We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.  The Line of Credit is not subject to any covenants.

Over the past several years, we have been impacted by rising health care costs, which have increased our cost of employee medical coverage.  A portion of these increases have been offset by plan design changes and employee wellness initiatives.  We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations.  We have negotiated raw material price adjustments clauses with certain, but not all, of our customers to offset some of the market price fluctuations.  We do not hedge against our Mexican peso exposure.

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

VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., was formed to service customers in South America.  VAST Fuzhou and VAST Great Shanghai (collectively known as VAST China), began as joint ventures between VAST LLC and Taiwanese partners to provide a base of operations to service our automotive customers in the Asian market.  Effective November 20, 2009, VAST LLC purchased the remaining 40 percent interest of these two Chinese joint ventures, which was held by our former Taiwanese partners, for $9.6 million.  VAST LLC now owns 100 percent of the Chinese joint ventures.  VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting.  The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $422,000 during the three months ended September 26, 2010 and approximately $96,000 during the three months ended September 27, 2009.  No capital contributions were made to VAST LLC during the current or prior year quarters.

In fiscal year 2007, we entered into a joint venture with ADAC and formed ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC.  Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent.  In addition, a Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $55,000 during the three months ended September 26, 2010 and approximately $28,000 during the three months ended September 27, 2009.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation.  The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $628,000 during the three months ended September 26, 2010 and decreased net income to STRATTEC of approximately $140,000 for the three months ended September 27, 2009.

Other Matters
Health care reform legislation was recently enacted by the Federal government.  We are currently evaluating the legislation to determine its effects on our plan structure, future operating results and financial position.

Recently Issued Accounting Standards
In January 2010, the FASB issued guidance that required reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual reporting periods beginning after December 15, 2010.  We do not expect the new disclosure provisions for Level 3 fair value measurements to have a significant impact on our Consolidated Financial Statements.

Critical Accounting Policies
The Company believes the following represents its critical accounting policies:

Pension and Postretirement Health Benefits – Pension and postretirement health obligations and costs are developed from actuarial valuations.  The determination of the obligation and expense for pension and postretirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in the Notes to Financial Statements in our 2010 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs.  We evaluate and update all of the assumptions annually on June 30, the measurement date.  Actual results that differ from these assumptions are deferred and, under certain circumstances, amortized over future periods.  While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect our pension and postretirement health obligations and future expense related to these obligations.  Refer to the discussion of Critical Accounting Policies included in the Management’s Discussion and Analysis and Retirement Plans and Postretirement Costs included in the Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

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

Environmental Reserve – We have a liability recorded related to the estimated costs to remediate a site at our Milwaukee facility, which was contaminated by a solvent spill from a former above ground solvent storage tank occurring in 1985.  The recorded environmental liability balance involves judgment and estimates.  Our reserve estimate is based on a third party assessment of the costs to adequately cover the cost of active remediation of the contamination at this site.  Actual costs might vary from this estimate for a variety of reasons including changes in laws and changes in the assessment of the level of remediation actually required at this site.  Therefore, future changes in laws or the assessment of the level of remediation required could result in changes in our estimate of the required liability.  Refer to the discussion of Commitments and Contingencies included in the Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

Warranty Reserve – We have a warranty liability recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products.  The recorded warranty liability balance involves judgment and estimates.  Our liability estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers’ recent extension of their warranty programs.  Actual warranty costs might vary from estimates due to the level of actual claims varying from our claims experience and estimates.  Therefore, future actual claims experience could result in changes in our estimates of the required liability.  Refer to the discussion of Warranty Reserve under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

Incurred But Not Reported Claim Reserve for Self-Insured Health Plans and Workers’ Compensation Reserve – We have self-insured medical and dental plans covering all eligible U.S. associates.  We also maintain an insured workers’ compensation program covering all U.S. associates.  The insurance is renewed annually and may be covered under a loss sensitive plan.  Under a loss sensitive plan, the ultimate cost is dependent upon losses incurred during the policy period.  The incurred loss amount for loss sensitive policies will continue to change as claims develop and are settled in future periods.  The expected ultimate cost of claims incurred under these plans is subject to judgment and estimation.  We estimate the ultimate expected cost of claims incurred under these plans based upon the aggregate liability for reported claims and an estimated additional liability for claims incurred but not reported.  Our estimate of claims incurred but not reported is based on an analysis of historical data, current trends related to claims and health care costs and information available from the insurance carrier.  Actual ultimate costs may vary from estimates due to variations in actual claims experience from past trends and large unexpected claims being filed.  Therefore, changes in claims experience and large unexpected claims could result in changes to our estimate of the claims incurred but not reported liabilities.  Refer to the discussion of Self Insurance and Loss Sensitive Plans under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

Allowance for Doubtful Accounts Related to Trade Accounts Receivable – Our trade accounts receivable consist primarily of receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business.  Our evaluation of the collectibility of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole.  The estimate of the required reserve involves uncertainty as to future collectibility of receivable balances.  This uncertainty is magnified by the financial difficulty currently experienced by our customers as discussed under Risk-Factors-Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share included in the Management’s Discussion and Analysis in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.  Also, refer to the discussion of Receivables under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

Repair and Maintenance Supply Parts Reserve – We maintain an inventory of repair and maintenance parts in support of operations.  The inventory includes critical repair parts for all production equipment as well as general maintenance items.  The inventory of critical repair parts is required to avoid disruptions in our customers’ just-in-time production schedules due to lack of spare parts when equipment break-downs occur.  Depending on maintenance requirements during the life of the equipment, excess quantities of repair parts arise.  A repair and maintenance supply parts reserve is maintained to recognize the normal adjustment of inventory for obsolete and slow-moving repair and maintenance supply parts.  Our evaluation of the reserve level involves judgment and estimates, which are based on a review of historical obsolescence and current inventory levels.  Actual obsolescence may differ from estimates due to actual maintenance requirements differing from historical levels.  This could result in changes to our estimated required reserve.  Refer to the discussion of Repair and Maintenance Supply Parts under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

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

Risk Factors
We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company, Chrysler Group LLC and Delphi Corporation represented approximately 67 percent of our annual net sales (based on fiscal 2010 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable.  The contracts with these customers provide for supplying the customer’s requirements for a particular model.  The contracts do not specify a specific quantity of parts.  The contracts typically cover the life of a model, which averages approximately four to five years.  Components for certain customer models may also be “market tested” annually.  Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

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

Our major customers also have significant under-funded legacy liabilities related to pension and postretirement health care obligations.  The future impact of these items along with a continuing loss in their North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy.  If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions.  For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection.  As a result, we wrote-off $1.6 million of uncollectible accounts receivable due from Delphi Corporation.  This directly reduced our pre-tax net income during fiscal 2006.  On April 30, 2009, Chrysler LLC filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities.  During fiscal 2009, we recorded a provision for bad debts of $500,000 related to this filing, of which we subsequently recovered $421,000 of the $500,000 provision during fiscal 2010.  This directly reduced our pre-tax net income during 2009 by $500,000 and increased our pre-tax income during 2010 by $421,000.

Production Slowdowns by Customers – Our major customers and many of their suppliers have been significantly impacted by the recession of 2008/2009.  Many of our major customers instituted production cuts during fiscal 2009 and fiscal 2010.  Moreover, certain of our major customers have announced plans to continue these production cuts into future fiscal years.  For example, during April 2009, General Motors Corporation announced assembly plant downtime for the months of May through July in order to reduce excess inventories at their dealer locations.  Consequently, this downtime reduced our production schedules and affected both our sales and profitability for our fiscal fourth quarter ending June 28, 2009 and our fiscal 2010 first quarter ending September 27, 2009.  Additionally, on April 27, 2009, General Motors announced some aspects of its Revised Viability Plan including reduced production volumes for the remainder of calendar 2009 and the subsequent five calendar years.  The continuation of these production cuts could have a material adverse effect on our existing and future revenues and net income.

Financial Distress of Automotive Supply Base – Automotive industry conditions have adversely affected STRATTEC and our supply base.  Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base.  During calendar years 2009 and 2010, several automotive suppliers have filed for bankruptcy protection or ceased operations.  The continuation of financial distress within the supply base and suppliers’ inability to obtain credit from lending institutions may lead to commercial disputes and possible supply chain interruptions.  In addition, the adverse industry environment may require us to take measures to ensure uninterrupted production.  The continuation or worsening of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

Shortage of Raw Materials or Components Supply – In the event of a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components.  This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints.  In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base.  In addition, due to the recent turbulence in the automotive industry, several suppliers have initiated bankruptcy proceedings or ceased operations.  As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component.  If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products.  Similarly, if we or one of our own suppliers experience a supply shortage we may become unable to produce the affected products if we cannot procure the components from another source.  Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

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

Cyclicality and Seasonality in the Automotive Market – The automotive market is cyclical and is dependent on consumer spending, on the availability of consumer credit and, to a certain extent, on customer sales incentives.  Economic factors adversely affecting consumer demand for automobiles and automotive production, such as rising fuel costs, could adversely impact our net sales and net income.  We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.

Foreign Operations – As discussed under “Joint Ventures”, we have joint venture investments in Mexico, Brazil and China.  As these operations continue to expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

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

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces.  Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles.  For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and in 1998.  A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized.  A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements.  The current contract with the unionized associates is effective through June 29, 2014.  We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results.

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

Financial Industry / Credit Market Risk - The U.S. capital and credit markets have been experiencing volatility and disruption for over a year.  In many cases this has resulted in pressures on borrowers and reduced credit availability from certain issuers without regard to the underlying financial strength of the borrower or issuer.  If current levels of financial market disruption and volatility continue or worsen, there can be no assurance that such conditions will not have an effect on our ability to access debt and, in turn, result in a material adverse effect on our business, financial condition and results of operations.

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products.  Our largest customers have recently extended their warranty protection for their vehicles.  Other OEMs have similarly extended their warranty programs.  This trend will put additional pressure on the supply base to improve quality systems.  This trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims.  Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices and foreign currency exchange rate risk associated with STRATTEC’s foreign operations.  We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which would expose us to significant market risk.  We have not had outstanding borrowings with third parties since December 1997.  There is, therefore, currently no significant exposure to market risk for changes in interest rates.  To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings.  However, we are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our Mexican operations.  A material increase in the value of the Mexican peso relative to the U.S. dollar would increase our expenses and, therefore, could adversely affect our profitability.  Moreover, a material increase in the cost of certain of our raw material components, such as zinc or brass, would increase our cost of goods sold and, therefore, could materially adversely affect our profitability.

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

Item 1A. - Risk Factors

Please refer to the section titled “Risk Factors” herein for disclosures regarding the risks and uncertainties relating to our business.  There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 1, 2010.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through September 26, 2010, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the quarter ended September 26, 2010.

Item 3 Defaults Upon Senior Securities - None

Item 4 [Removed and Reserved]

Item 5 Other Information - None

Item 6 Exhibits
(a)  Exhibits
4.4	Promissory Note dated as of October 31, 2010 by and between the Company and M&I Bank
10.1(1)	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan
10.2(1)	Form of Restricted Stock Grant Agreement for Outside (Non-Employee) Directors
31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (2)	18 U.S.C. Section 1350 Certifications

(1)	Incorporated by reference from the exhibit to the Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.
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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 4, 2010                                                                                                  By  /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)