Form 10-Q
period 2010-12-26
STRATTEC SECURITY CORP
filed 2011-02-03
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

or

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

Common stock, par value $0.01 per share: 3,285,678 shares outstanding as of December 26, 2010

STRATTEC SECURITY CORPORATION
FORM 10-Q
December 26, 2010

INDEX

		Page
Part I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4	Controls and Procedures	24

Part II - OTHER INFORMATION
Item 1	Legal Proceedings	25
Item 1A	Risk Factors	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	25
Item 4	[Removed and Reserved]	25
Item 5	Other Information	25
Item 6	Exhibits	25

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
The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations (including fluctuations in the cost of raw materials) and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended June 27, 2010.
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

Item 1   Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Per Share Amounts; Unaudited)

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
Net sales	$61,212	$52,540	$121,061	$93,721
Cost of goods sold	51,239	44,887	100,935	79,270
Gross profit	9,973	7,653	20,126	14,451
Engineering, selling and administrative expenses	8,318	7,455	16,483	13,654
Recovery of bad debts	-	(201)	-	(421)
Impairment charge	-	223	-	223
Environmental reserve adjustment	-	(1,125)	-	(1,125)
Income from operations	1,655	1,301	3,643	2,120
Interest income	25	19	48	42
Equity earnings of joint ventures	381	383	803	479
Interest expense – related parties	(45)	(59)	(96)	(115)
Other income (expense), net	57	(77)	256	311
Income before provision for income taxes	2,073	1,567	4,654	2,837
Provision for income taxes	331	721	1,132	1,062
Net income	1,742	846	3,522	1,775
Net (income) loss attributed to non-controlling interest	(495)	(2)	(857)	12
Net income attributable to STRATTEC SECURITY CORPORATION	$1,247	$844	$2,665	$1,787

Comprehensive Income:
Net income	$1,742	$846	$3,522	$1,775
Change in cumulative translation adjustments, net	362	601	529	289
Pension Funded Status Adjustment, net of tax of $192	-	313	-	313
Total other comprehensive income	362	914	529	602
Comprehensive income	2,104	1,760	4,051	2,377
Comprehensive (income) loss attributed to non-controlling interest	(500)	(4)	(866)	10
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$1,604	$1,756	$3,185	$2,387

Earnings Per Share:
Basic	$0.38	$0.26	$0.81	$0.55
Diluted	$0.37	$0.26	$0.80	$0.55
Average Shares Outstanding:
Basic	3,286	3,272	3,283	3,269
Diluted	3,329	3,272	3,314	3,271
Cash dividends declared per share	$-	$-	$1.20	$-

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (In Thousands, Except Share Amounts)
	December 26,	June 27,
	2010	2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$17,811	$21,867
Restricted cash	-	2,100
Receivables, net	33,397	36,084
Inventories-
Finished products	6,991	3,653
Work in process	4,832	4,260
Purchased materials	10,592	9,173
Total inventories	22,415	17,086
Other current assets	14,798	12,871
Total current assets	88,421	90,008
Deferred income taxes	10,534	10,534
Investment in joint ventures	6,302	5,176
Loan to joint venture	1,500	1,500
Other long-term assets	684	733

Property, plant and equipment	135,998	136,728
Less: accumulated depreciation	(98,459)	(99,677)
Net property, plant and equipment	37,539	37,051
	$144,980	$145,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,082	$21,192
Loans from related parties	2,250	3,000
Accrued Liabilities:
Payroll and benefits	13,294	15,496
Environmental reserve	1,483	1,497
Other	5,831	5,046
Total current liabilities	45,940	46,231
Accrued pension obligations	18,901	18,492
Accrued postretirement obligations	3,967	4,490

Shareholders' Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,917,957 shares at December 26, 2010 and 6,909,357 shares at June 27, 2010	69	69
Capital in excess of par value	79,661	79,339
Retained earnings	161,385	162,706
Accumulated other comprehensive loss	(31,421)	(31,941)
Less: treasury stock, at cost (3,632,279 shares at December 26, 2010 and 3,633,402 shares at June 27, 2010)	(136,029)	(136,047)
Total STRATTEC SECURITY CORPORATION shareholders' equity	73,665	74,126
Non-controlling interest	2,507	1,663
Total shareholders’ equity	76,172	75,789
	$144,980	$145,002

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	December 26,	December 27,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,522	$1,775
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of joint ventures	(803)	(479)
Depreciation and amortization	3,227	3,578
Foreign currency transaction gain	190	157
Stock based compensation expense	298	204
Deferred Tax Provision	-	3,258
Recovery of bad debts	-	(421)
Impairment charge	-	223
Environmental reserve adjustment	-	(1,125)
Loss on curtailment of employee benefits	-	505
Change in operating assets and liabilities:
Receivables	2,745	(8,709)
Inventories	(5,329)	154
Other assets	(1,874)	(28)
Accounts payable and accrued liabilities	261	7,043
Other, net	17	22
Net cash provided by operating activities	2,254	6,157
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(150)	(100)
Purchase of additional interest in majority owned subsidiary	(22)	-
Restricted cash	2,100	(2,100)
Loan to joint venture	-	(2,500)
Proceeds from repayment of loan to joint venture	-	1,000
Purchase of property, plant and equipment	(3,482)	(3,104)
Proceeds from sale of property, plant and equipment	-	10
Net cash used in investing activities	(1,554)	(6,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,989)	-
Exercise of stock options and employee stock purchases	28	22
Repayment of loan from related parties	(750)	-
Net cash (used in) provided by financing activities	(4,711)	22
Foreign currency impact on cash	(45)	(133)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,056)	(748)
CASH AND CASH EQUIVALENTS
Beginning of period	21,867	22,764
End of period	$17,811	22,016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,283	$307
Interest paid – related parties	104	109

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

In January 2010, the Financial Accounting Standard Board (“FASB”) issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  The guidance is currently effective and the required disclosures are included in our Notes to Condensed Consolidated Financial Statements under Fair Value of Financial Instruments.

VAST LLC Purchase of Non-Controlling Interest of VAST China
Effective November 20, 2009, VAST LLC purchased the remaining 40 percent interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai, for $9.6 million.  STRATTEC’s share of the purchase price totaled $3.2 million. VAST LLC now owns 100 percent of VAST Fuzhou and VAST Great Shanghai.  Initially, a loan of $2.5 million was made from STRATTEC to VAST LLC related to STRATTEC’s share of this transaction.  The outstanding loan balance of $1.5 million as of December 26, 2010 is reflected as Loan to Joint Venture in the Condensed Consolidated Balance Sheets included as part of this report.  A $2.1 million stand-by letter of credit was issued by VAST LLC, and guaranteed by STRATTEC, related to the remaining amount due on this transaction. The final payment related to this transaction was made on October 28, 2010 resulting in the cancellation of the stand-by letter of credit, and the associated guarantee by STRATTEC.  As a result of this purchase, VAST LLC recorded a loss equal to the premium paid on the transaction of approximately $1.2 million as a reduction of equity in its consolidated financial statements.  STRATTEC’s share of this loss totaled $409,000 and is recorded as a reduction of Capital in Excess of Par Value in the accompanying Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments
The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate book value as of December 26, 2010 and December 27, 2009.  Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2010 (in thousands of dollars):

	Fair Value Inputs
	Quoted Prices	Observable Inputs Other	Unobservable
	In Active Markets	Than Market Prices	Inputs
Rabbi Trust assets	$4,223	$-	$-

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets.  Assets held in the Trust include U.S. Treasury Securities and large, medium and small-cap stock index funds.  The Rabbi Trust assets are classified as Level 1 assets.  There were no transfers between Level 1 and Level 2 assets during the six months ended December 26, 2010.

Environmental Reserve
In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination.  Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2009.  As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million at December 27, 2009, to reflect the revised monitoring and remediation cost estimate.  As of December 26, 2010, costs of approximately $400,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs.  We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property.  An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards.  If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation.  If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required.  The sampling has not yet satisfied all of the requirements for closure by natural attenuation.  As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation.  The reserve is not measured on a discounted basis.  We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.5 million at December 26, 2010, is adequate.

Shareholder’s Equity
A summary of activity impacting shareholders’ equity for the six month period ended December 26, 2010 is as follows (in thousands):

	Total	Equity	Equity Attributed
	Shareholders’	Attributed to	to Non-Controlling
	Equity	STRATTEC	Interest
Balance, June 27, 2010	$75,789	$74,126	$1,663
Net Income	3,522	2,665	857
Dividend Declared	(3,986)	(3,986)	-
Purchase of Additional Interest in
Majority Owned Subsidiary	(22)	-	(22)
Translation adjustments	529	520	9
Stock Based Compensation	298	298	-
Tax Benefit – Dividend Paid on
Restricted Shares	14	14	-
Employee Stock Purchases	28	28	-
Balance, December 26, 2010	$76,172	$73,665	$2,507

Other Income, net
Net other income included in the Condensed Consolidated Statements of Operations accompanying this report primarily includes foreign currency transaction gains and losses, and Rabbi Trust gains and losses.  Foreign currency transaction gains and losses are the result of foreign currency transactions entered into by our Mexican subsidiaries and foreign currency cash balances.  The Rabbi Trust funds our supplemental executive retirement plan.  The investments held in the Trust are considered trading securities.  The impact of these items for each of the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
Foreign Currency Transaction (Loss) Gain	$(160)	$(222)	$(190)	$(157)
Rabbi Trust Gain (Loss)	134	93	258	376
Other	83	52	188	92
	$57	$(77)	$256	$311

Income Taxes
The income tax provisions for the three and six month periods ended December 26, 2010 and December 27, 2009 are impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.  In addition, on December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009.  As a result of this extension, a tax benefit of $85,000 was recognized in the quarter ended December 26, 2010.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 26, 2010			December 27, 2009
	Net Income	Weighted		Net Income	Weighted
	Attributable	Average	Per-Share	Attributable	Average	Per-Share
	to STRATTEC	Shares	Amount	to STRATTEC	Shares	Amount
Basic Earnings Per Share	$1,247	3,286	$0.38	$844	3,272	$0.26
Stock-Based Compensation		43			-
Diluted Earnings Per Share	$1,247	3,329	$0.37	$844	3,272	$0.26

	Six Months Ended
	December 26, 2010			December 27, 2009
	Net Income	Weighted		Net Income	Weighted
	Attributable	Average	Per-Share	Attributable	Average	Per-Share
	to STRATTEC	Shares	Amount	to STRATTEC	Shares	Amount
Basic Earnings Per Share	$2,665	3,283	$0.81	$1,787	3,269	$0.55
Stock-Based Compensation		31			2
Diluted Earnings Per Share	$2,665	3,314	$0.80	$1,787	3,271	$0.55

Net earnings available to participating securities were not significant for the three and six months ended December 26, 2010 and December 27, 2009. We consider restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of December 26, 2010, options to purchase 131,100 shares of common stock at a weighted-average exercise price of $45.77 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of December 27, 2009, options to purchase 290,840 shares of common stock at a weighted-average exercise price of $33.70 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation
We maintain an omnibus stock incentive plan.  This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights.  The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan.  Remaining shares available to be granted under the plan as of December 26, 2010 were 227,443.  Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan.  We issue new shares of common stock to satisfy stock option exercises.

    Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified employees under our stock incentive plan.  Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted.  Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors.  The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant.  The options vest 1 to 4 years after the date of grant.  Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant.  Restricted shares granted have voting and dividend rights, regardless if the shares are vested or unvested.  The restricted stock grants issued to date vest 3 years after the date of grant.

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

A summary of stock option activity under the plan for the six months ended December 26, 2010 is as follows:
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding, June 27, 2010	297,650	$33.01
Granted	40,000	$22.47
Exercised	-	-
Expired	(36,550)	$61.22
Forfeited	-	-
Outstanding, December 26, 2010	301,100	$28.18	6.3	$2,799
Exercisable, December 26, 2010	133,800	$42.88	4.7	$732

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
Intrinsic Value of Options Exercised	$-	$-	$-	$-
Fair Value of Stock Options Vesting	$168	$18	$168	$18

The grant date fair value and assumptions used to determine compensation expense for the options granted during the six months ended December 26, 2010 were as follows:

Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a
Options Issued Above Grant Date Market Value	$7.48
Assumptions:
Risk Free Interest Rate	1.08%
Expected Volatility	59.89%
Expected Dividend Yield	1.54%
Expected Term (in years)	4.0

A summary of restricted stock activity under the stock incentive plan for the six months ended December 26, 2010 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance, June 27, 2010	27,500	$29.90
Granted	20,000	$20.66
Vested	(8,600)	$47.78
Forfeited	-	$-
Nonvested Balance, December 26, 2010	38,900	$21.19

As of December 26, 2010, there was $937,000 of total unrecognized compensation cost related to stock options granted under the stock incentive plan.  This cost is expected to be recognized over a weighted average period of 1.4 years.  As of December 26, 2010, there was approximately $467,000 of total unrecognized compensation cost related to restricted stock grants under the plan.  This cost is expected to be recognized over a weighted average period of 1.1 years.  Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Service cost	$17	$471	$3	$31
Interest cost	1,151	1,285	68	175
Expected return on plan assets	(1,581)	(1,587)	-	-
Curtailment Loss	-	505	-	-
Amortization of prior service cost	3	19	(188)	(97)
Amortization of unrecognized net loss	614	201	158	171
Net periodic benefit cost	$204	$894	$41	$280

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Service cost	$34	$941	$5	$62
Interest cost	2,302	2,570	135	350
Expected return on plan assets	(3,162)	(3,175)	-	-
Curtailment Loss	-	505	-	-
Amortization of prior service cost	6	39	(375)	(194)
Amortization of unrecognized net loss	1,228	402	316	342
Net periodic benefit cost	$408	$1,282	$81	$560

No contributions were made to the qualified pension plan during the six month period ending December 26, 2010.  Voluntary contributions made to the qualified pension plan totaled $2.0 million during the six month period ending December 27, 2009.  Voluntary contributions made to date during the third quarter of fiscal 2011 totaled $1.5 million.  Additional voluntary contributions of $500,000 are anticipated to be made during the remainder of the third quarter and the fourth quarter of fiscal 2011.

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

Analysis of Results of Operations

Three months ended December 26, 2010 compared to the three months ended December 27, 2009

Net sales for the three months ended December 26, 2010 were $61.2 million compared to net sales of $52.5 million for the three months ended December 27, 2009.  Sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels due to higher customer vehicle production volumes.  Sales to Chrysler Group LLC were $17.6 million in the current quarter compared to $16.5 million in the prior year quarter.  Sales to General Motors Company were $16.3 million in the current quarter compared to $12.3 million in the prior year quarter.  Included in the current quarter sales to General Motors were $1.3 million of sales to Nexteer Automotive, formerly a unit of Delphi Corporation, which was owned by General Motors through December 2, 2010.  Sales to Ford Motor Company increased to $6.1 million in the current quarter compared to $5.2 million in the prior year quarter.  Sales to Hyundai/Kia were $3.4 million in the current quarter compared to $4.3 million in the prior year quarter.

Gross profit as a percentage of net sales was 16.3 percent in the current quarter compared to 14.6 percent in the prior year quarter.  The higher gross profit margin in the current year quarter was primarily the result of favorable customer vehicle production volumes which resulted in more favorable absorption of fixed manufacturing costs, offset by an unfavorable Mexico Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations.  The average U.S. dollar/Mexican peso exchange rate decreased to approximately 12.45 pesos to the dollar in the current quarter from approximately 13.15 pesos to the dollar in the prior year quarter.  This resulted in increased U.S. dollar costs related to our Mexican operations of approximately $445,000 in the current year quarter compared to the prior year quarter.  The prior year quarter included a significant amount of premium freight costs and overtime incurred during the months of October and November 2009 to meet significantly increased production requirements from the Company’s largest customers as they rebuilt retail inventories following the U.S. Government’s “Cash for Clunkers” program that ended in August 2009. These negative factors reduced the prior quarter gross profit margin by approximately 3 percentage points.  Also impacting the prior year quarter gross profit margin was a curtailment loss related to the qualified defined benefit pension plan. An amendment to this plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  A curtailment loss related to unrecognized prior service cost of $505,000 was recorded in our Condensed Consolidated Statement of Operations, of which approximately $375,000 increased cost of goods sold and approximately $130,000 increased engineering, selling and administrative expenses.

Engineering, selling and administrative expenses were $8.3 million in the current quarter compared to $7.5 million in the prior year quarter.  The increase in operating expenses during the current quarter was primarily attributed to higher spending for new product development.  Additionally, expenses in the prior year period were lower due to temporary actions implemented with respect to the U.S. salaried work force to help conserve cash during the recession.  These actions included reductions in wages and the Company 401(k) match. Also, as discussed above, included in the prior year quarter costs was a curtailment loss of $130,000.

An annual goodwill impairment analysis was completed during the quarter ended December 27, 2009 related to the goodwill recorded as part of the acquisition of STRATTEC POWER ACCESS (SPA) in November 2008.  A $223,000 impairment charge to write off the goodwill balance was recorded as a result of the analysis.

In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on estimates to adequately cover the cost for active remediation of the contamination.  Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during the quarter ended December 27, 2009.  The reserve was reduced by approximately $1.1 million to reflect the revised monitoring and remediation cost estimate.

The prior year quarter results included a $201,000 recovery of allowance for doubtful accounts.  In our third quarter ended March 29, 2009, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  As of September 27, 2009, all uncollectible receivable balances related to the bankruptcy were written off against the $500,000 reserve.  However, as a result of payments received from Chrysler related to receivable balances that were written off, $201,000 was recorded as a recovery of allowance for doubtful accounts during the quarter ended December 27, 2009.

The income from operations in the current quarter was $1.7 million compared to $1.3 million in the prior year quarter.  This change was primarily the result of the increase in sales and gross profit margin as discussed above.

Net other income was $57,000 in the current quarter compared to a net loss of $77,000 in the prior year quarter.  This increase was primarily due to increased Rabbi Trust gains in the current quarter as compared to the prior year quarter and a reduction in transaction losses resulting from foreign currency transactions entered into by our Mexican subsidiaries in the current quarter compared to the prior year quarter.  The Rabbi Trust funds our supplemental executive retirement plan.  Gains related to the Rabbi Trust totaled $134,000 in the current quarter compared to $93,000 in the prior year quarter.  The investments held in the Trust are considered trading securities.  Foreign currency transaction losses totaled $160,000 in the current quarter compared to $222,000 in the prior year quarter.

The income tax provision for the three month periods ended December 26, 2010 and December 27, 2009 was impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.  In addition, on December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009.  As a result of this extension, a tax benefit of $85,000 was recognized in the quarter ended December 26, 2010.

Six months ended December 26, 2010 compared to the six months ended December 27, 2009

Net sales for the six months ended December 26, 2010 were $121.1 million compared to net sales of $93.7 million for the six months ended December 27, 2009.  Sales to our largest customers overall increased in the current period compared to the prior year period levels due to higher customer vehicle production volumes.  Sales to Chrysler Group LLC were $37.2 million in the current period compared to $29.3 million in the prior year period.  Sales to General Motors Company were $31.1 million in the current period compared to $22.2 million in the prior year period.  Included in the current period sales to General Motors were $3.0 million of sales to Nexteer Automotive, formerly a unit of Delphi Corporation, which was owned by General Motors through December 2, 2010.  Sales to Ford Motor Company increased to $11.6 million in the current period compared to $8.8 million in the prior year period.  Sales to Hyundai/Kia were $7.7 million in the current period compared to $7.3 million in the prior year period.

Gross profit as a percentage of net sales was 16.6 percent in the current period compared to 15.4 percent in the prior year period.  The higher gross profit margin in the current year period was primarily the result of favorable customer vehicle production volumes which resulted in more favorable absorption of fixed manufacturing costs and reduced premium freight and overtime costs as compared to the prior year period, offset by an unfavorable Mexico Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations and increased expense provisions of approximately $460,000 for the accrual of bonuses under our Economic Value Added (EVA®) Incentive Bonus Plans.  The increased expense for the accrual of bonuses affected both cost of goods sold and operating expenses.  The average U.S. dollar/Mexican peso exchange rate decreased to approximately 12.60 pesos to the dollar in the current period from approximately 13.20 pesos to the dollar in the prior year period.  This resulted in increased U.S. dollar costs related to our Mexican operations of approximately $755,000 in the current period compared to the prior year period.

The prior year period included a significant amount of premium freight costs and overtime incurred during the months of September, October and November 2009 to meet significantly increased production requirements from the Company’s largest customers as they rebuilt retail inventories following the U.S. Government’s “Cash for Clunkers” program that ended in August 2009. These negative factors reduced the prior period gross profit margin by approximately 3 percentage points.  Also impacting the prior year period gross profit margin was a curtailment loss related to the qualified defined benefit pension plan. An amendment to this plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  A curtailment loss related to unrecognized prior service cost of $505,000 was recorded in our Condensed Consolidated Statement of Operations, of which approximately $375,000 increased cost of goods sold and approximately $130,000 increased engineering, selling and administrative expenses.

Also impacting the current period results were lower purchased raw material costs for zinc partially offset by higher purchased raw material costs for brass.  The average zinc price paid per pound decreased to $0.99 in the current period from $1.13 in the prior year period.  During the current period, we used approximately 5 million pounds of zinc.  This resulted in decreased zinc costs of approximately $700,000 in the current period compared to the prior year period.  The average brass price paid per pound increased to $3.76 in the current period from $3.12 in the prior year period.  During the current period, we used approximately 520,000 pounds of brass.  This resulted in increased brass costs of approximately $330,000 in the current period compared to the prior year period.

Engineering, selling and administrative expenses were $16.5 million in the current period compared to $13.7 million in the prior year period.  The increase in operating expenses during the current period was primarily attributed to higher spending for new product development and increased incentive bonus expense provisions of approximately $420,000.  Additionally, expenses in the prior year period were lower due to temporary actions implemented with respect to the U.S. salaried work force to help conserve cash during the recession.  These actions included reductions in wages and the Company 401(k) match, as well as cost savings related to several unpaid work furlough days. Also, as discussed above, included in the prior year period costs was a curtailment loss of $130,000.

An annual goodwill impairment analysis was completed during the quarter ended December 27, 2009 related to the goodwill recorded as part of the acquisition of SPA in November 2008.  A $223,000 impairment charge to write off the goodwill balance was recorded as a result of the analysis.

In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility.  The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility.  The reserve was originally established based on estimates to adequately cover the cost for active remediation of the contamination.  Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during the quarter ended December 27, 2009.  The reserve was reduced by approximately $1.1 million to reflect the revised monitoring and remediation cost estimate.

The prior year period results included a $421,000 recovery of allowance for doubtful accounts.  In our third quarter ended March 29, 2009, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009.  As of September 27, 2009, all uncollectible amounts related to the bankruptcy filings were written off against the reserve and the recovery of $220,000 was recognized.  In addition, as a result of payments received from Chrysler related to receivable balances that were written off, $201,000 was recorded as a recovery of allowance for doubtful accounts during the quarter ended December 27, 2009.

The income from operations in the current period was $3.6 million compared to $2.1 million in the prior year period.  This change was primarily the result of the increase in sales and gross profit margin as discussed above.

Equity earnings of joint ventures increased to $803,000 during the current period compared to $479,000 in the prior year period.  This improvement was primarily the result of favorable economic conditions in China and a year over year increase in our ownership percentage resulting from the November 2009 purchase by VAST LLC of the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai.

Net other income was $256,000 in the current period compared to $311,000 in the prior year period.  This decrease was primarily due to decreased Rabbi Trust gains in the current period as compared to the prior year period and an increase in transaction losses resulting from foreign currency transactions entered into by our Mexican subsidiaries in the current period compared to the prior year period.  The Rabbi Trust funds our supplemental executive retirement plan.  Gains related to the Rabbi Trust totaled $258,000 in the current period compared to $376,000 in the prior year period.  The investments held in the Trust are considered trading securities.  Foreign currency transaction losses totaled $190,000 in the current period compared to $157,000 in the prior year period.

The income tax provision (benefit) for the six month periods ended December 26, 2010 and December 27, 2009 was impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.  In addition, on December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009.  As a result of this extension, a tax benefit of $85,000 was recognized in the quarter ended December 26, 2010.

Liquidity and Capital Resources
Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC.  As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 26, 2010 is as follows (in thousands of dollars):

General Motors	$8,513
Ford	3,151
Chrysler	9,308

Cash flow provided by operating activities was $2.3 million during the six months ended December 26, 2010 compared to cash provided by operating activities of $6.2 million during the six months ended December 27, 2009.  Current period operating cash flow was impacted by a reduction in accrued payroll and benefit balances resulting from the August 2010 payment of approximately $5 million in bonuses, which were earned during fiscal 2010 under our incentive bonus plans.  There were no bonus payments made in the prior year period.  No pension contributions were made to our qualified plan during the current period.  Pension contributions totaled $2 million during the prior year period.

Capital expenditures during the current year period totaled $3.4 million compared to $3.1 million in the prior year period.  We anticipate that capital expenditures will be approximately $6 million in fiscal 2011, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

As a result of VAST LLC’s purchase of the remaining non-controlling interest of its two Chinese joint ventures in November 2009, a loan of $2.5 million was made from STRATTEC to VAST LLC during the prior year period related to STRATTEC’s share of the purchase price due under this transaction.  A repayment of $1 million of the loan balance was received during the prior year period.  In addition, a $2.1 million stand-by letter of credit was issued by VAST LLC, and guaranteed by STRATTEC, related to the remaining amount due on this transaction. This resulted in $2.1 million of cash being restricted during the prior year period.  The final payment related to this transaction was made by VAST LLC on October 28, 2010 resulting in the cancellation of the stand-by letter of credit, and the associated guarantee by STRATTEC.  This resulted in the $2.1 million of previously restricted cash becoming available for operations during the current period.

On February 26, 2009, our Board of Directors took action to suspend payment of our quarterly dividend to conserve cash.  On August 4, 2010, our Board of Directors declared a special one-time cash dividend of $1.20 per common share payable on October 29, 2010 to shareholders of record on October 8, 2010.  The special dividend totaled approximately $4.0 million and was funded with current cash balances.  Although we believe the outlook for our business is generally positive, the uncertain strength of economic recovery in North America, and the effect that this and the continued restructuring of our two largest customers may have on STRATTEC have resulted in both management and our Board being cautious about reinstating a regular dividend at this time.  However, our Board intends to continue to review the situation on a regular basis in determining whether or not to reinstate a regular dividend.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at December 26, 2010.  A total of 3,655,322 shares have been repurchased as of December 26, 2010, at a cost of approximately $136.4 million.  No shares were repurchased during the three or six months ended December 26, 2010.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.  Based on the current economic environment and our preference to conserve cash for other uses, we anticipate minimal or no stock repurchase activity in fiscal year 2011.

We have a $20.0 million unsecured line of credit (the “Line of Credit”) with M&I Marshall & Ilsley Bank, which expires October 30, 2011.  There were no outstanding borrowings under the Line of Credit at December 26, 2010 or December 27, 2009.  Interest on borrowings under our line of credit is at varying rates based on the London Interbank Offering Rate.  We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements.  The Line of Credit is not subject to any covenants.

Over the past several years, we have been impacted by rising health care costs, which have increased our cost of employee medical coverage.  A portion of these increases have been offset by plan design changes and employee wellness initiatives.  We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations.  We have negotiated raw material price adjustments clauses with certain, but not all, of our customers to offset some of the market price fluctuations.  Effective January 2011, we entered into Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. However, unexpected future expenses could occur and Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on our financial results.

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

The VAST LLC investments are accounted for using the equity method of accounting.  The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $803,000 during the six months ended December 26, 2010 and approximately $479,000 during the six months ended December 27, 2009.  During the six months ended December 26, 2010, capital contributions totaling $450,000 were made to VAST LLC in support of general operating expenses.  STRATTEC’s portion of the capital contributions totaled $140,000.  During the six months ended December 27, 2009, capital contributions totaling $300,000 were made to VAST LLC in support of general operating expenses.  STRATTEC’s portion of the capital contributions totaled $100,000.

In fiscal year 2007, we entered into a joint venture with ADAC and formed ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC.  Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent.  In addition, a Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $273,000 during the six months ended December 26, 2010 and approximately $49,000 during the six months ended December 27, 2009.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation.  The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.1 million during the six months ended December 26, 2010 and decreased net income to STRATTEC of approximately $325,000 for the six months ended December 27, 2009.

Other Matters
Health care reform legislation was recently enacted by the Federal government.  We are currently evaluating the legislation to determine its effects on our plan structure, future operating results and financial position.

Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standard Board (“FASB”) issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  The guidance is currently effective and the required disclosures are included in our Notes to Condensed Consolidated Financial Statements under Fair Value of Financial Instruments.

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

Risk Factors
                We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

                Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company and Chrysler Group LLC represented approximately 67 percent of our annual net sales (based on fiscal 2010 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable.  The contracts with these customers provide for supplying the customer’s requirements for a particular model.  The contracts do not specify a specific quantity of parts.  The contracts typically cover the life of a model, which averages approximately four to five years.  Components for certain customer models may also be “market tested” annually.  Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

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

Currency Exchange Rate Fluctuations – We incur a portion of our expenses in Mexican pesos.  Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. Effective January 2011, we entered into Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. However, unexpected future expenses could occur and Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on our financial results.

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

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products.  Our largest customers have recently extended their warranty protection for their vehicles.  Other OEMs have similarly extended their warranty programs.  We are engaged with ongoing discussions with our customers regarding certain warranty claims.  This trend will put additional pressure on the supply base to improve quality systems.  This trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims.  Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices and foreign currency exchange rate risk associated with STRATTEC’s foreign operations.  We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which would expose us to significant market risk.  We have not had outstanding borrowings with third parties since December 1997.  There is, therefore, currently no significant exposure to market risk for changes in interest rates.  To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings.  However, we are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our Mexican operations.  A material increase in the value of the Mexican peso relative to the U.S. dollar would increase our expenses and, therefore, could adversely affect our profitability.  Effective January 2011, we entered into Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. However, unexpected future expenses could occur and Exchange rate fluctuations between the U.S. dollar and the Mexican peso could have an adverse effect on our financial results. Moreover, a material increase in the cost of certain of our raw material components, such as zinc or brass, would increase our cost of good sold and, therefore, could materially adversely affect our profitability.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

    Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through December 26, 2010, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the quarter or six month period ended December 26, 2010.

Item 3 Defaults Upon Senior Securities - None

Item 4 [Removed and Reserved]

Item 5 Other Information - None

Item 6 Exhibits

(a)	Exhibits
	4.4(1)	Promissory Note dated as of October 31, 2010 by and between the Company and M&I Bank
	10.1(2)	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan
	10.2(2)	Form of Restricted Stock Grant Agreement for Outside (Non-Employee) Directors
	31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
	32 (3)	18 U.S.C. Section 1350 Certifications

(1)	Incorporated by reference from Exhibit 4.4 to the September 26, 2010 Form 10-Q filed with the Securities and Exchange Commission on November 4, 2010.
(2)	Incorporated by reference from the exhibit to the Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.
(3)	This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 3, 2011
By  /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)