Form 10-Q
period 2011-03-27
STRATTEC SECURITY CORP
filed 2011-05-06
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common stock, par value $0.01 per share: 3,286,117 shares outstanding as of March 27, 2011

STRATTEC SECURITY CORPORATION
FORM 10-Q
March 27, 2011
PROSPECTIVE INFORMATION
A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could,” or the negative of these terms or words of similar meaning. These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.
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

Item 1	Financial Statements
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Per Share Amounts; Unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Net sales	$65,650	$52,883	$186,711	$146,604
Cost of goods sold	56,531	44,022	157,466	123,292

Gross profit	9,119	8,861	29,245	23,312
Engineering, selling and administrative expenses	7,953	7,620	24,436	21,274
Recovery of bad debts	—	—	—	(421)
Impairment charge	—	—	—	223
Environmental reserve adjustment	—	—	—	(1,125)

Income from operations	1,166	1,241	4,809	3,361
Interest income	36	16	84	58
Equity earnings of joint ventures	197	160	1,000	639
Interest expense — related parties	(38)	(56)	(134)	(171)
Other (expense) income, net	(357)	16	(101)	327

Income before provision for income taxes	1,004	1,377	5,658	4,214
Provision for income taxes	262	328	1,394	1,390

Net income	742	1,049	4,264	2,824
Net income attributed to non-controlling interest	(687)	(268)	(1,544)	(256)

Net income attributable to STRATTEC SECURITY CORPORATION	$55	$781	$2,720	$2,568

Comprehensive Income:
Net income	$742	$1,049	$4,264	$2,824
Change in cumulative translation adjustments, net	595	381	1,125	670
Pension Funded Status Adjustment, net of tax of $192	—	—	—	313

Total other comprehensive income	595	381	1,125	983

Comprehensive income	1,337	1,430	5,389	3,807
Comprehensive income attributed to non-controlling interest	(700)	(272)	(1,566)	(262)

Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$637	$1,158	$3,823	$3,545

Earnings Per Share:
Basic	$0.02	$0.24	$0.83	$0.79

Diluted	$0.02	$0.24	$0.82	$0.78

Average Shares Outstanding:
Basic	3,286	3,273	3,284	3,270
Diluted	3,339	3,284	3,322	3,275

Cash dividends declared per share	$—	$—	$1.20	$—

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 27,	June 27,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,680	$21,867
Restricted cash	—	2,100
Receivables, net	42,528	36,084
Inventories-
Finished products	5,930	3,653
Work in process	5,190	4,260
Purchased materials	12,311	9,173

Total inventories	23,431	17,086
Other current assets	14,290	12,871

Total current assets	92,929	90,008
Deferred income taxes	10,534	10,534
Investment in joint ventures	6,759	5,176
Loan to joint venture	1,500	1,500
Other long-term assets	659	733

Property, plant and equipment	137,933	136,728
Less: accumulated depreciation	(99,618)	(99,677)

Net property, plant and equipment	38,315	37,051

	$150,696	$145,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,659	$21,192
Loans from related parties	2,150	3,000
Accrued Liabilities:
Payroll and benefits	14,598	15,496
Environmental reserve	1,481	1,497
Warranty	3,104	1,718
Other	3,787	3,328

Total current liabilities	51,779	46,231
Accrued pension obligations	17,605	18,492
Accrued postretirement obligations	3,631	4,490

Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,917,957 shares at March 27, 2011 and 6,909,357 shares at June 27, 2010	69	69
Capital in excess of par value	79,825	79,339
Retained earnings	161,440	162,706
Accumulated other comprehensive loss	(30,838)	(31,941)
Less: treasury stock, at cost (3,631,840 shares at March 27, 2011 and 3,633,402 shares at June 27, 2010)	(136,022)	(136,047)

Total STRATTEC SECURITY CORPORATION shareholders’ equity	74,474	74,126
Non-controlling interest	3,207	1,663

Total shareholders’ equity	77,681	75,789

	$150,696	$145,002

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 27,	March 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,264	$2,824
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,904	5,335
Foreign currency transaction loss	558	325
Stock based compensation expense	453	340
Equity earnings of joint ventures	(1,000)	(639)
Unrealized loss on foreign currency option contracts	114	—
Deferred tax provision	—	3,258
Recovery of bad debts	—	(421)
Impairment charge	—	223
Environmental reserve adjustment	—	(1,125)
Loss on curtailment of employee benefits	—	505
Change in operating assets and liabilities:
Receivables	(6,276)	(15,339)
Inventories	(6,345)	(247)
Other assets	(1,308)	(2,741)
Accounts payable and accrued liabilities	4,279	9,165
Other, net	49	35

Net cash (used in) provided by operating activities	(308)	1,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(300)	(100)
Purchase of additional interest in majority owned subsidiary	(22)	—
Restricted cash	2,100	(2,100)
Loan to joint venture	—	(2,500)
Proceeds from repayment of loan to joint venture		1,000
Purchase of property, plant and equipment	(5,727)	(4,945)
Proceeds from sale of property, plant and equipment	21	10

Net cash used in investing activities	(3,928)	(8,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,989)	—
Exercise of stock options and employee stock purchases	44	33
Repayment of loan from related parties	(850)	(225)

Net cash used in financing activities	(4,795)	(192)
Foreign currency impact on cash	(156)	(237)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,187)	(7,566)

CASH AND CASH EQUIVALENTS
Beginning of period	21,867	22,764

End of period	$12,680	$15,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,526	$1,300
Interest paid — related parties	147	194
The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products, including mechanical locks and keys, electronically enhanced locks and keys, ignition lock housings, latches, power sliding door systems, power life gate systems, power deck lid systems, door handles and other access control related products for North American automotive customers. We also supply global automotive manufacturers through an alliance with WITTE Automotive of Velbert, Germany and ADAC Automotive of Grand Rapids, Michigan, and a joint venture with these two companies called Vehicle Access Systems Technology LLC (VAST LLC). Our products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support.
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
VAST LLC Purchase of Non-Controlling Interest of VAST China
Effective November 20, 2009, VAST LLC purchased the 40 percent non-controlling interest in its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai, for $9.6 million. STRATTEC’s share of the purchase price totaled $3.2 million. VAST LLC now owns 100 percent of VAST Fuzhou and VAST Great Shanghai. Initially, a loan of $2.5 million was made from STRATTEC to VAST LLC related to STRATTEC’s share of this transaction. The outstanding loan balance of $1.5 million as of March 27, 2011 is reflected as Loan to Joint Venture in the Condensed Consolidated Balance Sheets included as part of this report. A $2.1 million stand-by letter of credit was issued by VAST LLC, and guaranteed by STRATTEC, related to the remaining amount due on this transaction. The final payment related to this transaction was made on October 28, 2010 resulting in the cancellation of the stand-by letter of credit, and the associated guarantee by STRATTEC. As a result of this purchase, VAST LLC recorded a loss equal to the premium paid on the transaction of approximately $1.2 million as a reduction of equity in its consolidated financial statements. STRATTEC’s share of this loss totaled $409,000 and was recorded as a reduction of Capital in Excess of Par Value in the accompanying Condensed Consolidated Balance Sheets.

Derivative Instruments
We have manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate as a result of changes in the U.S. dollar / Mexican peso exchange rate. Effective January 2011, we entered into an agreement with Bank of Montreal that provides for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs through July 6, 2012. The weekly option contracts are for equivalent notional amounts. One provides for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85. The second provides for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other (Expense) Income, net. The total outstanding U.S. dollar notional amount of the option contracts as of March 27, 2011 totaled approximately $17.4 million. As of March 27, 2011, all amounts under the currency option contacts expired unused due to the U.S. dollar / Mexican peso rate at the weekly expiry dates being within the rage of 11.85 to 12.85. All purchases of Mexican pesos have been made at the prevailing market rates and no realized gains or losses have been recognized under the currency option contracts.
The fair market value of all outstanding peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	Other Current Liabilities
	March 27, 2011	March 28, 2010
Not Designated as Hedging Instruments:
Mexican Peso Option Contracts	$114	$—
The pre-tax effects of the peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income consisted of the following (in thousands):

	Other (Expense) Income, net
	March 27, 2011	March 28, 2010
Not Designated as Hedging Instruments:
Mexican Peso Option Contracts — Unrealized Gain	$320	$—
Mexican Peso Option Contracts — Unrealized Loss	(434)	—
Fair Value of Financial Instruments
The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate book value as of March 27, 2011 and March 28, 2010. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2011 (in thousands of dollars):

	Fair Value Inputs
	Quoted Prices	Observable Inputs Other	Unobservable
	In Active Markets	Than Market Prices	Inputs
Assets:
Rabbi Trust assets	$4,297	$—	$—
Mexican Peso Option Contracts	—	320	—

Total Asset at Fair Value	$4,297	$320	$—

Liabilities:
Mexican Peso Option Contracts	$—	$434	$—

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets. Assets held in the Trust include U.S. Treasury Securities and large, medium and small-cap stock index funds. The Rabbi Trust assets are classified as Level 1 assets. Refer to the discussion of Mexican peso option contracts under Derivative Instruments above. The fair value of the Mexican Peso option contracts are based on an option pricing model that considers the remaining term, current exchange rate and volatility of the underlying foreign currency base. There were no transfers between Level 1 and Level 2 assets during the nine months ended March 27, 2011.
Environmental Reserve
In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2009. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million at December 27, 2009, to reflect the revised monitoring and remediation cost estimate. From 1995 through March 27, 2011, costs of approximately $400,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.5 million at March 27, 2011, is adequate.
Warranty
We have a warranty liability recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty liability balance involves judgment and estimates. Our liability estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers’ recent extension of their warranty programs. In March 2011, we increased our warranty liability by $1.1 million. The increase is the result of estimated costs related to our share of the cost associated with a customer’s specific warranty claim involving our product.
Shareholder’s Equity
A summary of activity impacting shareholders’ equity for the nine month period ended March 27, 2011 is as follows (in thousands):

	Total	Equity	Equity Attributed
	Shareholders’	Attributed to	to Non-Controlling
	Equity	STRATTEC	Interest
Balance, June 27, 2010	$75,789	$74,126	$1,663
Net Income	4,264	2,720	1,544
Dividend Declared	(3,986)	(3,986)	—
Purchase of Additional Interest in Majority Owned Subsidiary	(22)	—	(22)
Translation adjustments	1,125	1,103	22
Stock Based Compensation	453	453	—
Tax Benefit — Dividend Paid on Restricted Shares	14	14	—
Employee Stock Purchases	44	44	—

Balance, March 27, 2011	$77,681	$74,474	$3,207

Other Income, net
Net other income included in the Condensed Consolidated Statements of Operations and Comprehensive Income accompanying this report primarily includes foreign currency transaction gains and losses, unrealized losses on Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses are the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. The Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The impact of these items for each of the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Foreign Currency Transaction Loss	$(368)	$(167)	$(558)	$(325)
Rabbi Trust Gain	75	78	333	454
Unrealized Loss on Mexican Peso
Option Contracts	(114)	—	(114)	—
Other	50	105	238	198

	$(357)	$16	$(101)	$327

Income Taxes
The income tax provisions for the three and nine month periods ended March 27, 2011 and March 28, 2010 are impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S. In addition, on December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, a tax benefit of $85,000 was recognized in the quarter ended December 26, 2010.
Earnings Per Share (EPS)
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the potential dilutive common shares outstanding during the period using the treasury stock method. Potential dilutive common shares include outstanding stock options and restricted stock awards.
A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2011			March 28, 2010
	Net Income	Weighted		Net Income	Weighted
	Attributable	Average	Per-Share	Attributable	Average	Per-Share
	to STRATTEC	Shares	Amount	to STRATTEC	Shares	Amount
Basic Earnings Per Share	$55	3,286	$0.02	$781	3,273	$0.24

Stock-Based Compensation		53			11

Diluted Earnings Per Share	$55	3,339	$0.02	$781	3,284	$0.24

	Nine Months Ended
	March 27, 2011			March 28, 2010
	Net Income	Weighted		Net Income	Weighted
	Attributable	Average	Per-Share	Attributable	Average	Per-Share
	to STRATTEC	Shares	Amount	to STRATTEC	Shares	Amount
Basic Earnings Per Share	$2,720	3,284	$0.83	$2,568	3,270	$0.79

Stock-Based Compensation		38			5

Diluted Earnings Per Share	$2,720	3,322	$0.82	$2,568	3,275	$0.78

Net earnings available to participating securities were not significant for the three and nine months ended March 27, 2011 and March 28, 2010. We consider restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of March 27, 2011, options to purchase 90,000 shares of common stock at a weighted-average exercise price of $56.29 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of March 28, 2010, options to purchase 219,650 shares of common stock at a weighted-average exercise price of $40.85 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Stock-based Compensation
We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 27, 2011 were 227,443. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.
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
A summary of stock option activity under the plan for the nine months ended March 27, 2011 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding, June 27, 2010	297,650	$33.01
Granted	40,000	$22.47
Exercised	—	—
Expired	(36,550)	$61.22
Forfeited	—	—

Outstanding, March 27, 2011	301,100	$28.18	6.1	$3,031

Exercisable, March 27, 2011	156,900	$38.32	5.0	$1,250
The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Intrinsic Value of Options Exercised	$—	$—	$—	$—
Fair Value of Stock Options Vesting	$125	$96	$293	$114

The grant date fair value and assumptions used to determine compensation expense for the options granted during the nine months ended March 27, 2011 were as follows:

Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a
Options Issued Above Grant Date Market Value	$7.48
Assumptions:
Risk Free Interest Rate	1.08%
Expected Volatility	59.89%
Expected Dividend Yield	1.54%
Expected Term (in years)	4.0
A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended March 27, 2011 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance, June 27, 2010	27,500	$29.90
Granted	20,000	$20.66
Vested	(8,600)	$47.78
Forfeited	—	$—

Nonvested Balance, March 27, 2011	38,900	$21.19

As of March 27, 2011, there was $846,000 of total unrecognized compensation cost related to stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 1.2 years. As of March 27, 2011, there was approximately $402,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.
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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Service cost	$17	$33	$2	$31
Interest cost	1,151	1,238	67	176
Expected return on plan assets	(1,580)	(1,588)	—	—
Amortization of prior service cost	3	3	(187)	(97)
Amortization of unrecognized net loss	615	162	159	172

Net periodic benefit cost	$206	$(152)	$41	$282

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Service cost	$51	$974	$7	$93
Interest cost	3,453	3,808	202	526
Expected return on plan assets	(4,742)	(4,763)	—	—
Curtailment Loss	—	505	—	—
Amortization of prior service cost	9	42	(562)	(291)
Amortization of unrecognized net loss	1,843	564	475	513

Net periodic benefit cost	$614	$1,130	$122	$841

Voluntary contributions made to the qualified pension plan totaled $1.5 million during the nine month period ending March 27, 2011. Voluntary contributions made to the qualified pension plan totaled $3.0 million during the nine month period ending March 28, 2010. Additional voluntary contributions of $500,000 are anticipated to be made during the fourth quarter of fiscal 2011.

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
Analysis of Results of Operations
Three months ended March 27, 2011 compared to the three months ended March 28, 2010
Net sales for the three months ended March 27, 2011 were $65.7 million compared to net sales of $52.9 million for the three months ended March 28, 2010. Sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels primarily due to higher customer vehicle production volumes. Higher value content on certain new products also contributed to the net sales improvement. Sales to Chrysler Group LLC were $21.6 million in the current quarter compared to $17.0 million in the prior year quarter. Sales to General Motors Company were $14.8 million in the current quarter compared to $13.5 million in the prior year quarter. Included in the prior year sales to General Motors were $1.7 million of sales to Nexteer Automotive, which was a unit of General Motors until November 30, 2010. Sales to Ford Motor Company increased to $7.0 million in the current quarter compared to $4.5 million in the prior year quarter. Sales to Hyundai/Kia were $4.0 million in the current quarter compared to $2.8 million in the prior year quarter. In the current quarter, net sales were reduced by $650,000 resulting from an adjustment for customer price concessions. Also, in the prior year quarter historical customer pricing issues were resolved which increased our net sales in that period by approximately $1.2 million.
Gross profit as a percentage of net sales was 13.9 percent in the current quarter compared to 16.8 percent in the prior year quarter. The lower gross profit margin in the current quarter was primarily the result of a combination of the $650,000 adjustment for customer price concessions noted above and $1.15 million in costs related to our share of the cost associated with a customer’s specific warranty claim involving one of our products. Also impacting the current quarter were higher purchased raw material costs for zinc and brass along with an unfavorable U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations. The prior year quarter was also unfavorably impacted by the recording of a $1.2 million warranty reserve. Historically, we had experienced relatively low warranty charges from our customers due to our contractual arrangements and improvements in the quality, reliability and durability of our products. More recently, our largest customers extended their warranty protection for their vehicles and are also demanding higher warranty cost sharing arrangements from suppliers. The prior year quarter warranty provisions included additional accruals to address the warranty exposure related to the demand for higher warranty cost sharing. The average zinc price paid per pound increased to $1.03 in the current quarter from $0.94 in the prior year quarter. During the current quarter we used approximately 2.5 million pounds of zinc. This resulted in increased zinc costs of approximately $235,000 in the current quarter as compared to the prior year quarter. The average brass price paid per pound increased to $4.09 in the current quarter from $3.40 in the prior year quarter. During the current quarter we used approximately 228,000 pounds of brass. This resulted in increased brass costs of approximately $158,000 in the current quarter as compared to the prior year quarter. The average U.S. dollar/Mexican peso exchange rate decreased to approximately 12.17 pesos to the dollar in the current quarter from approximately 12.84 pesos to the dollar in the prior year quarter. This resulted in increased U.S. dollar costs related to our Mexican operations of approximately $435,000 in the current year quarter compared to the prior year quarter.
Engineering, selling and administrative expenses were relatively consistent between years and totaled $8.0 million in the current quarter compared to $7.6 million in the prior year quarter.
The income from operations was $1.2 million in both the current year quarter and prior year quarter. Due to the reduction in the gross profit margin discussed above, we did not experience a benefit from the improvement in sales.

Net other expense was $357,000 in the current quarter compared to net other income of $16,000 in the prior year quarter. This change was primarily due to increased transaction losses resulting from foreign currency transactions entered into by our Mexican subsidiaries in the current quarter compared to the prior year quarter as well as an unrealized loss of $114,000 in the current quarter on outstanding peso option contracts, which were entered into in January 2011 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Foreign currency transaction losses totaled $368,000 in the current quarter compared to $167,000 in the prior year quarter.
The income tax provision for each of the three month periods ended March 27, 2011 and March 28, 2011 was impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S.
Nine months ended March 27, 2011 compared to the nine months ended March 28, 2010
Net sales for the nine months ended March 27, 2011 were $186.7 million compared to net sales of $146.6 million for the nine months ended March 28, 2010. Sales to our largest customers overall increased in the current period compared to the prior year period levels due to higher customer vehicle production volumes. Higher value content on certain new products also contributed to the net sales improvement. Sales to Chrysler Group LLC were $58.8 million in the current period compared to $46.3 million in the prior year period. Sales to General Motors Company were $46.1 million in the current period compared to $35.8 million in the prior year period. Sales to Ford Motor Company increased to $18.6 million in the current period compared to $13.4 million in the prior year period. Sales to Hyundai/Kia were $11.8 million in the current period compared to $10.1 million in the prior year period. In the current year period, net sales were reduced by $650,000 resulting from an adjustment for customer price concessions. In the prior year period historical customer pricing issues were resolved which increased our net sales during that period by approximately $1.2 million. The pricing issues related to a specific vehicle program and were fully resolved as of the end of the prior year period.
Gross profit as a percentage of net sales was 15.7 percent in the current period compared to 15.9 percent in the prior year period. The current year period impact to the gross margin from favorable customer vehicle production volumes which resulted in more favorable absorption of fixed manufacturing costs and reduced premium freight and overtime costs as compared to the prior year period, were offset by a combination of the $650,000 adjustment for customer price concessions noted above and $1.15 million in costs related to our share of costs associated with a customer’s specific warranty claim involving one of our products. Also impacting the current quarter were higher purchased raw material costs for zinc and brass along with an unfavorable Mexico Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations and increased expense provisions of approximately $414,000 for the accrual of bonuses under our Economic Value Added (EVA®) Incentive Bonus Plans. The average brass price paid per pound increased to $3.86 in the current period from $3.22 in the prior year period. During the current period, we used approximately 748,000 pounds of brass. This resulted in increased brass costs of approximately $480,000 in the current period compared to the prior year period. The average zinc price paid per pound decreased to $1.00 in the current period from $1.04 in the prior year period. During the current period, we used approximately 7.5 million pounds of zinc. This resulted in decreased zinc costs of approximately $280,000 in the current period compared to the prior year period. The average U.S. dollar/Mexican peso exchange rate decreased to approximately 12.45 pesos to the dollar in the current year period from approximately 13.08 pesos to the dollar in the prior year period. This resulted in increased U.S. dollar costs related to our Mexican operations of approximately $1.2 million in the current year period compared to the prior year period.
The prior year period was negatively impacted by the recording of a $1.2 million warranty reserve. Historically, we had experienced relatively low warranty charges from our customers due to our contractual arrangements and improvements in the quality, reliability and durability of our products. More recently, our largest customers extended their warranty protection for their vehicles and are demanding higher warranty cost sharing arrangements from suppliers. The prior year period warranty provisions included additional accruals to address the warranty exposure related to the demand for higher warranty cost sharing. Also adversely affecting our gross profit during the prior year period were increased premium freight costs and overtime costs incurred during the months of September, October and November 2009 to meet significantly increased production requirements from our largest customers as they continued to rebuild retail inventories following the U.S. Government’s “Cash for Clunkers” program that ended in August 2009. The premium freight and overtime costs reduced the prior year period gross profit margin by approximately 2 percentage points.

Also impacting the prior year period gross profit margin was a curtailment loss related to our qualified defined benefit pension plan. An amendment to this plan, which was effective January 1, 2010, discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009. A curtailment loss related to unrecognized prior service cost of $505,000 was recorded in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income, of which approximately $375,000 increased cost of goods sold and approximately $130,000 increased engineering, selling and administrative expenses.
Engineering, selling and administrative expenses were $24.4 million in the current period compared to $21.3 million in the prior year period. The increase in operating expenses during the current period was primarily attributed to higher spending for new product development and increased incentive bonus expense provisions of approximately $300,000. Expenses in the prior year period were lower due to temporary actions implemented with respect to the U.S. salaried work force to help conserve cash during the recession. These actions included reductions in wages and the Company 401(k) match, as well as cost savings related to several unpaid work furlough days. Also, as discussed above, included in the prior year period costs was a curtailment loss of $130,000.
An annual goodwill impairment analysis was completed during the quarter ended December 27, 2009 related to the goodwill recorded as part of the acquisition of STRATTEC POWER ACCESS in November 2008. In the prior year period, a $223,000 impairment charge to write off the goodwill balance was recorded as a result of this analysis.
In 1995, we recorded a provision of $3 million for estimated costs to remediate a site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during the quarter ended December 27, 2009. In the prior year period, the reserve was reduced by approximately $1.1 million to reflect the revised monitoring and remediation cost estimate.
The prior year period results included a $421,000 recovery of allowance for doubtful accounts. In the quarter ended March 29, 2009, we recorded a $500,000 provision for doubtful accounts in connection with Chrysler LLC’s filing for Chapter 11 bankruptcy protection for certain of their U.S. legal entities on April 30, 2009. As of September 27, 2009, all uncollectible amounts related to the bankruptcy filings were written off against the reserve and the recovery of $220,000 was recognized. In addition, as a result of payments received from Chrysler related to receivable balances that were written off, $201,000 was recorded as a recovery of allowance for doubtful accounts during the quarter ended December 27, 2009.
The income from operations in the current period was $4.8 million compared to $3.4 million in the prior year period. This change was primarily the result of the increase in sales as discussed above.
Equity earnings of joint ventures increased to $1.0 million during the current period compared to $639,000 in the prior year period. This improvement was primarily the result of favorable economic conditions in China and a year over year increase in our ownership percentage resulting from the November 2009 purchase by VAST LLC of the non-controlling interest of its two Chinese joint ventures, VAST Fuzhou and VAST Great Shanghai.
Net other expense was $101,000 in the current period compared to net other income of $327,000 in the prior year period. This change was primarily due to decreased Rabbi Trust gains in the current period as compared to the prior year period, an increase in transaction losses resulting from foreign currency transactions entered into by our Mexican subsidiaries in the current period compared to the prior year period, and an unrealized loss of $114,000 in the current period on outstanding peso option contracts, which were entered into in January 2011 to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust funds our supplemental executive retirement plan. Gains related to the Rabbi Trust totaled $343,000 in the current period compared to $454,000 in the prior year period. The investments held in the Trust are considered trading securities. Foreign currency transaction losses totaled $558,000 in the current period compared to $324,000 in the prior year period.

The income tax provision (benefit) for the nine month periods ended March 27, 2011 and March 28, 2010 was impacted by a lower effective tax rate for income subject to tax in Mexico as compared to the effective tax rate for income subject to tax in the U.S. In addition, on December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, a tax benefit of $85,000 was recognized in the quarter ended December 26, 2010.
Liquidity and Capital Resources
Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 27, 2010 is as follows (in thousands of dollars):

General Motors	$10,413
Ford	4,395
Chrysler	14,361
Cash flow used in operating activities was $308,000 during the nine months ended March 27, 2011 compared to cash flow provided by operating activities of $1.5 million during the nine months ended March 28, 2010. Current period operating cash flow was impacted by an August 2010 payment of approximately $5 million in bonuses, which were earned during fiscal 2010 under our incentive bonus plans. There were no bonus payments made in the prior year period. Pension contributions totaled $1.5 million during the current year period compared to $3.0 million during the prior year period. Current period operating cash flow was also impacted by an increase in accounts receivable of $6.3 million, which resulted from increased sales during the current period as compared to the prior year period.
Capital expenditures during the current year period totaled $5.7 million compared to $4.9 million in the prior year period. We anticipate that capital expenditures will be approximately $7 million in fiscal 2011, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.
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
On February 26, 2009, our Board of Directors took action to suspend payment of our quarterly dividend to conserve cash. On August 4, 2010, our Board of Directors declared a special one-time cash dividend of $1.20 per common share payable on October 29, 2010 to shareholders of record on October 8, 2010. The special dividend totaled approximately $4.0 million and was funded with current cash balances. Although we believe the outlook for our business is generally positive, the uncertain strength of economic recovery in North America, and the effect that this and the recent restructuring of our two largest customers may have on STRATTEC have resulted in both management and our Board being cautious about reinstating a regular dividend at this time. However, our Board intends to continue to review the situation on a regular basis in determining whether or not to reinstate a regular dividend.
Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at March 27, 2011. A total of 3,655,322 shares have been repurchased as of March 27, 2011, at a cost of approximately $136.4 million. No shares were repurchased during the three or nine months ended March 27, 2011. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate minimal or no stock repurchase activity for the remainder of fiscal year 2011.

We have a $20.0 million unsecured line of credit (the “Line of Credit”) with M&I Marshall & Ilsley Bank, which expires October 30, 2011. There were no outstanding borrowings under the Line of Credit at March 27, 2011 or March 28, 2010. Interest on borrowings under our line of credit is at varying rates based on the London Interbank Offering Rate. We believe that the Line of Credit is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital and operating expenditure requirements. The Line of Credit is not subject to any covenants.
Over the past several years, we have been impacted by rising health care costs, which have increased our cost of employee medical coverage. A portion of these increases have been offset by plan design changes and employee wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustments clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. Effective January 2011, we entered into an agreement with Bank of Montreal that provides for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs through July 6, 2012. The weekly option contracts are for equivalent notional amounts. One provides for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85. The second provides for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other (Expense) Income, net. The total outstanding U.S. dollar notional amount of the option contracts as of March 27, 2011 totaled approximately $17.4 million. As of March 27, 2011, all amounts under the currency option contacts expired unused due to the U.S. dollar / Mexican peso rate at the weekly expiry dates being within the rage of 11.85 to 12.85. All purchases of Mexican pesos have been made at the prevailing market rates and no realized gains or losses have been recognized under the currency option contracts. As of March 27, 2011, the fair value of all outstanding option contracts resulted in a net liability of $114,000, which has been recorded as an unrealized loss and is included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the quarter ended March 27, 2011.
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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $1.0 million during the nine months ended March 27, 2011 and approximately $639,000 during the nine months ended March 28, 2010. During the nine months ended March 27, 2011, capital contributions totaling $450,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the capital contributions totaled $150,000. During the nine months ended March 28, 2010, capital contributions totaling $300,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the capital contributions totaled $100,000.
In fiscal year 2007, we entered into a joint venture with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC. Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $497,000 during the nine months ended March 27, 2011 and approximately $70,000 during the nine months ended March 28, 2010.
Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.8 million during the nine months ended March 27, 2011 and $157,000 during the nine months ended March 28, 2010.
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
Critical Accounting Policies
The Company believes the following represents its critical accounting policies:
Pension and Postretirement Health Benefits — Pension and postretirement health obligations and costs are developed from actuarial valuations. The determination of the obligation and expense for pension and postretirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Notes to Financial Statements in our 2010 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs. We evaluate and update all of the assumptions annually on June 30, the measurement date. Actual results that differ from these assumptions are deferred and, under certain circumstances, amortized over future periods. While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect our pension and postretirement health obligations and future expense related to these obligations. Refer to the discussion of Critical Accounting Policies included in the Management’s Discussion and Analysis and Retirement Plans and Postretirement Costs included in the Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

Other Reserves — We have reserves such as an environmental reserve, a warranty reserve, an incurred but not reported claim reserve for self-insured health plans, a workers’ compensation reserve, an allowance for doubtful accounts related to trade accounts receivable and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgment with regard to risk exposure, ultimate liability and net realizable value.
Environmental Reserve — We have a liability recorded related to the estimated costs to remediate a site at our Milwaukee facility, which was contaminated by a solvent spill from a former above ground solvent storage tank occurring in 1985. The recorded environmental liability balance involves judgment and estimates. Our reserve estimate is based on a third party assessment of the costs to adequately cover the cost of active remediation of the contamination at this site. Actual costs might vary from this estimate for a variety of reasons including changes in laws and changes in the assessment of the level of remediation actually required at this site. Therefore, future changes in laws or the assessment of the level of remediation required could result in changes in our estimate of the required liability. Refer to the discussion of Commitments and Contingencies included in the Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.
Warranty Reserve — We have a warranty liability recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty liability balance involves judgment and estimates. Our liability estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers’ recent extension of their warranty programs. Actual warranty costs might vary from estimates due to the level of actual claims varying from our claims experience and estimates. Therefore, future actual claims experience could result in changes in our estimates of the required liability. Refer to the discussion of Warranty in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and to the discussion of Warranty Reserve under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.
Incurred But Not Reported Claim Reserve for Self-Insured Health Plans and Workers’ Compensation Reserve — We have self-insured medical and dental plans covering all eligible U.S. associates. We also maintain an insured workers’ compensation program covering all U.S. associates. The insurance is renewed annually and may be covered under a loss sensitive plan. Under a loss sensitive plan, the ultimate cost is dependent upon losses incurred during the policy period. The incurred loss amount for loss sensitive policies will continue to change as claims develop and are settled in future periods. The expected ultimate cost of claims incurred under these plans is subject to judgment and estimation. We estimate the ultimate expected cost of claims incurred under these plans based upon the aggregate liability for reported claims and an estimated additional liability for claims incurred but not reported. Our estimate of claims incurred but not reported is based on an analysis of historical data, current trends related to claims and health care costs and information available from the insurance carrier. Actual ultimate costs may vary from estimates due to variations in actual claims experience from past trends and large unexpected claims being filed. Therefore, changes in claims experience and large unexpected claims could result in changes to our estimate of the claims incurred but not reported liabilities. Refer to the discussion of Self Insurance and Loss Sensitive Plans under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.

Allowance for Doubtful Accounts Related to Trade Accounts Receivable — Our trade accounts receivable consist primarily of receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. Our evaluation of the collectibility of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole. The estimate of the required reserve involves uncertainty as to future collectibility of receivable balances. This uncertainty is magnified by the financial difficulty currently experienced by our customers as discussed under Risk-Factors-Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share included in the Management’s Discussion and Analysis in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010. Also, refer to the discussion of Receivables under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.
Repair and Maintenance Supply Parts Reserve — We maintain an inventory of repair and maintenance parts in support of operations. The inventory includes critical repair parts for all production equipment as well as general maintenance items. The inventory of critical repair parts is required to avoid disruptions in our customers’ just-in-time production schedules due to lack of spare parts when equipment break-downs occur. Depending on maintenance requirements during the life of the equipment, excess quantities of repair parts arise. A repair and maintenance supply parts reserve is maintained to recognize the normal adjustment of inventory for obsolete and slow-moving repair and maintenance supply parts. Our evaluation of the reserve level involves judgment and estimates, which are based on a review of historical obsolescence and current inventory levels. Actual obsolescence may differ from estimates due to actual maintenance requirements differing from historical levels. This could result in changes to our estimated required reserve. Refer to the discussion of Repair and Maintenance Supply Parts under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2010 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 1, 2010.
We believe the reserves discussed above are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.
Stock-Based Compensation — Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating future volatility of our stock, the amount of stock-based awards that are expected to be forfeited and the expected term of awards granted. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the vesting periods. The expected term of awards granted represents the period of time they are expected to be outstanding. We determine the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor used in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected term of the award. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Risk Factors
We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:
Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share — Sales to General Motors Company, Ford Motor Company and Chrysler Group LLC represented approximately 67 percent of our annual net sales (based on fiscal 2010 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, reduction in vehicle content, early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.
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
Production Slowdowns by Customers — Our major customers and many of their suppliers have been significantly impacted by the recession of 2008/2009. Many of our major customers instituted production cuts during fiscal 2009 and fiscal 2010. Moreover, certain of our major customers have announced plans to continue these production cuts into future fiscal years. For example, during April 2009, General Motors Corporation announced assembly plant downtime for the months of May through July in order to reduce excess inventories at their dealer locations. Consequently, this downtime reduced our production schedules and affected both our sales and profitability for our fiscal fourth quarter ending June 28, 2009 and our fiscal 2010 first quarter ending September 27, 2009. Additionally, on April 27, 2009, General Motors announced some aspects of its Revised Viability Plan including reduced production volumes for the remainder of calendar 2009 and the subsequent five calendar years. The continuation of these production cuts could have a material adverse effect on our existing and future revenues and net income.
Financial Distress of Automotive Supply Base — Automotive industry conditions have adversely affected STRATTEC and our supply base. Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. During calendar years 2009 and 2010, several automotive suppliers have filed for bankruptcy protection or ceased operations. The continuation of financial distress within the supply base and suppliers’ inability to obtain credit from lending institutions may lead to commercial disputes and possible supply chain interruptions. In addition, the adverse industry environment may require us to take measures to ensure uninterrupted production. The continuation or worsening of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

Shortage of Raw Materials or Components Supply — In the event of a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. In addition, due to the recent turbulence in the automotive industry, several suppliers have filed for bankruptcy proceedings or ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.
We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials or other problems will not result in any shortages or delays in the supply of components to us.
Cost Reduction — There is continuing pressure from our major customers to reduce the prices we charge for our products. This requires us to generate cost reductions, including reductions in the cost of components purchased from outside suppliers. If we are unable to generate sufficient production cost savings in the future to offset pre-programmed price reductions, our gross margin and profitability will be adversely affected.
Cyclicality and Seasonality in the Automotive Market — The automotive market is cyclical and is dependent on consumer spending, on the availability of consumer credit and, to a certain extent, on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production, such as rising fuel costs, could adversely impact our net sales and net income. We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers.
Foreign Operations — As discussed under “Joint Ventures”, we have joint venture investments in Mexico, Brazil and China. As these operations continue to expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.
Currency Exchange Rate Fluctuations — Our sales are denominated in U.S. dollars. We have manufacturing operations in Mexico, and as a result, a portion of our manufacturing costs are incurred in Mexican pesos. Therefore, fluctuations in the U.S. dollar / Mexican peso exchange rate may have a material effect on our profitability, cash flows and financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will adversely affect the cost of our Mexican operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will decrease the cost of our Mexican operations when translated into U.S. dollars. As described in Derivative Instruments in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, we have entered into weekly peso currency option contracts to minimize the volatility resulting from changes in the exchange rates. There can be no assurances that the peso currency option contracts will eliminate our exchange rate risk associated with our Mexican operations.

Sources of and Fluctuations in Market Prices of Raw Materials — Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results if the increased raw material costs cannot be recovered from our customers.
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
Disruptions Due to Work Stoppages and Other Labor Matters — Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and in 1998. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with the unionized associates is effective through June 29, 2014. We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results. Current labor contracts between General Motors Company, Ford Motor Company and Chryster Group LLC and their unionized associates under the United Auto Workers expire on September 14, 2011. Labor disruptions encountered after the expiration date of these contracts could have an adverse effect on our business and our financial results.
Environmental and Safety Regulations — We are subject to Federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We have an environmental management system that is ISO-14001 certified. We believe that our existing environmental management system is adequate for current and anticipated operations and we have no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility. The site was contaminated by a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985. This is being monitored in accordance with Federal, state and local requirements. We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with Federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.
Highly Competitive Automotive Supply Industry — The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger than STRATTEC and have greater financial and technology capabilities. Our products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased sales and profitability. Some of our major customers have also announced that they will be reducing their supply base. This could potentially result in the loss of these customers and consolidation within the supply base. The loss of any of our major customers could have a material adverse effect on our existing and future net sales and net income.

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
Program Volume and Pricing Fluctuations — We incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles. While we attempt to establish the price of our products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, our net sales and net income may be adversely affected. We cannot predict our customers’ demands for the products we supply either in the aggregate or for particular reporting periods.
Investments in Customer Program Specific Assets — We make investments in machinery and equipment used exclusively to manufacture products for specific customer programs. This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets and may have a material adverse effect on our financial results.
Financial Industry / Credit Market Risk — The U.S. capital and credit markets experienced significant volatility and disruption during the 2008/2009 recession. In many cases this resulted in pressures on borrowers and reduced credit availability from certain issuers without regard to the underlying financial strength of the borrower or issuer. If financial market disruption and volatility occur again in the future, there can be no assurance that such conditions will not have an effect on our ability to access debt and, in turn, result in a material adverse effect on our business, financial condition and results of operations.
Warranty Claims — We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. Our largest customers have recently extended their warranty protection for their vehicles. Other OEMs have similarly extended their warranty programs. We are engaged with ongoing discussions with our customers regarding certain warranty claims. This trend will put additional pressure on the supply base to improve quality systems. This trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims. Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

Item 3	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited to fluctuations in raw material commodity prices and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes. We have not had outstanding borrowings with third parties since December 1997. There is, therefore, currently no significant exposure to market risk for changes in interest rates. To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings. We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. Effective January 2011, we entered into an agreements with Bank of Montreal that provides for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs through July 6, 2012. The weekly option contracts are for equivalent notional amounts. One provides for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85. The second provides for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other (Expense) Income, net. The total outstanding U.S. dollar notional amount of the option contracts as of March 27, 2011 totaled approximately $17.4 million. As of March 27, 2011, all amounts under the currency option contacts expired unused due to the U.S. dollar / Mexican peso rate at the weekly expiry dates being within the range of 11.85 to 12.85. All purchases of Mexican pesos have been made at the prevailing market rates and no realized gains or losses have been recognized under the currency option contracts. As of March 27, 2011, the fair value of all outstanding option contracts resulted in a net liability of $114,000, which has been recorded as an unrealized loss and is included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the quarter ended March 27, 2011. Moreover, a material increase in the cost of certain of our raw material components, such as zinc or brass, would increase our cost of goods sold and, therefore, could materially adversely affect our profitability.

Item 4	Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.
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

Item 1A	— Risk Factors
Please refer to the section titled “Risk Factors” herein for disclosures regarding the risks and uncertainties relating to our business. There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 1, 2010.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds —
Issuer Purchases of Equity Securities
Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 27, 2011, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the quarter or nine month period ended March 27, 2011.

Item 3	Defaults Upon Senior Securities — None

Item 4	[Removed and Reserved]

Item 5	Other Information — None

Item 6	Exhibits
(a) Exhibits

31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32(1)	18 U.S.C. Section 1350 Certifications

(1)
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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 6, 2011	By /s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)