Form 10-K
period 2011-07-03
STRATTEC SECURITY CORP
filed 2011-09-08
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 3, 2011.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 26, 2010 (the last business day of the Registrant’s most recently completed second quarter), was approximately $102,672,000 (based upon the last reported sale price of the Common Stock at December 26, 2010, on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
On August 13, 2011, there were outstanding 3,289,660 shares of the Registrant’s $.01 par value Common Stock.
Documents Incorporated by Reference

Part of the Form 10-K
Document	into which incorporated
Portions of the Annual Report to Shareholders for the fiscal year ended July 3, 2011	I, II, IV

Portions of the Proxy Statement dated September 8, 2011, for the Annual Meeting of Shareholders to be held on October 11, 2011.	III

PROSPECTIVE INFORMATION
A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2011 Annual Report to Shareholders and the Company’s Proxy Statement, dated September 8, 2011, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning. These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.
The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations (including fluctuations in the cost of raw materials) and other matters described under “Risk Factors” in the Management’s Discussion and Analysis section of the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by reference in Part I, Item 1A of this report and in the Company’s other filings with the Securities and Exchange Commission.
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

PART I
Item 1. Business
The information set forth under “Company Description” which appears on pages 5 through 11 of the Company’s 2011 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under “Notes to Financial Statements-Export Sales” included on page 46 of the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by reference.
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
Sources and Availability of Raw Materials
The Company’s primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included on page 25 of the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by reference.
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
Dependence Upon Significant Customers
A very significant portion of the Company’s annual sales are to General Motors Company, Ford Motor Company, and Chrysler Group LLC. These three customers accounted for approximately 66 percent of the Company’s net sales in 2011, 67 percent of the Company’s net sales in 2010 and 66 percent of the Company’s net sales in 2009. Further information regarding sales to the Company’s largest customers is set forth under the caption “Risk Factors — Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors — Production Slowdowns for Customers” included on page 24 of the Company’s 2011 Annual Report to Shareholders and “Notes to Financial Statements-Sales and Receivable Concentration” included on page 46 of the Company’s 2011 Annual Report to Shareholders, all of which are incorporated herein by reference.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers’ ability to produce and sell vehicles which utilize the Company’s products. The Company has enjoyed good relationships with General Motors Company, Chrysler Group LLC, Ford Motor Company and other customers in the past, and expects to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company’s financial performance. We cannot provide any assurance that any lost sales volume could be replaced despite historical relationships with our customers.
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
The Company’s lockset, housing and power access competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech, Valeo, Honda Lock, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included on page 26 of the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by reference.
Research and Development
The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2011, 2010, and 2009, the Company spent approximately $1.5 million, $900,000, and $670,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and will continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company’s interests resulting from these activities.
Customer Tooling
The Company incurs costs related to tooling used in component production and assembly. Some of these costs are reimbursed by customers who then own the tools involved. See the information set forth under “Notes to Financial Statements-Customer Tooling in Progress” included on page 34 of the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by reference.
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
As discussed in “Notes to Financial Statements-Commitments and Contingencies” included on page 40 of the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by reference, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from a former above-ground solvent storage tank located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.
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

Employees
At July 3, 2011, the Company had approximately 2,556 full-time employees, of which approximately 216 or 8.5 percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility. In October 2009, a new contract with the unionized associates was ratified and is effective through June 29, 2014. During June 2001, there was a 16-day strike by the represented employees at the Company’s Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors-Disruptions Due to Work Stoppages and Other labor Matters” included on page 25 of the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by reference.
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
Item 1A. Risk Factors
The information set forth under “Risk Factors” which appears on pages 23 through 26 of the Company’s 2011 Annual Report to Shareholders is incorporated herein by reference. The risks described in the section “Risk Factors” in the Company’s 2011 Annual Report to Shareholders are not the only risks the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in those risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of the Company’s common stock could decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company has three manufacturing plants, one warehouse, and one sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Headquarters and General Offices; Component Manufacturing and Service Parts Distribution	352,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	97,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices, Key Finishing, Injection Molding and Assembly Operations	140,000	Owned
El Paso, Texas	Finished Goods Warehouse	54,060	Leased	**
Troy, Michigan	Sales and Engineering Office for Detroit Customer Area	18,900	Leased	**
Troy, Michigan	Engineering Development Lab	7,450	Leased	**

**	Leased unit within a complex.
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
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program. At July 3, 2011, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395. The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through July 3, 2011, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the quarter or year ended July 3, 2011.
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “STRT.”
The information set forth under “Financial Summary — Quarterly Financial Data (Unaudited)” included on page 51 of the Company’s 2011 Annual Report to Shareholders is incorporated herein by reference.
Item 6. Selected Financial Data
The information set forth under “Five Year Financial Summary” which appears on page 50 of the Company’s 2011 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference elsewhere herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth under “Management’s Discussion and Analysis” which appears on pages 13 through 26 of the Company’s 2011 Annual Report to Shareholders is incorporated herein by reference.
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
We are subject to exposure from changes in foreign currency exchange rates related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. Effective January 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs through July 6, 2012. The weekly option contracts are for equivalent notional amounts. One provides for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85. The second provides for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Effective August 2011, we entered into additional agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts covering a portion of our estimated peso denominated operating costs for the period July 6, 2012 through June 28, 2013. The notional amounts of the additional weekly contracts are $100,000 each. One set of agreements provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the average spot rate at the weekly expiry date is below 12.40. The second provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the average spot rate at the weekly expiry date is above 13.40. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other (Expense) Income, net. The premium to be paid and received under the two Mexican peso currency option contracts net, and as a result, premiums related to the contracts did not impact earnings.

The following table quantifies the outstanding Mexican peso currency option contracts and the corresponding impact on the value of these instruments assuming a 10 percent appreciation / depreciation of the U.S. dollar relative to the Mexican peso on July 3, 2011 (thousands of dollars):

				Foreign Exchange
				Gain/(Loss) From:
	Notional	Option Contractual		10% Appreciation	10% Depreciation
	Amount	Exchange Rate	Fair Value	of U.S. Dollar	of U.S. Dollar
Buy MXP/Sell USD	$14,061	11.85	$414	$(389)	$1,586
Buy MXP/Sell USD	$14,061	12.85	$(169)	$(281)	$169
The fair market value of all outstanding Mexican peso option contracts in the accompanying Consolidated Balance Sheets was as follows (thousands of dollars):

	Other Current Assets
	July 3, 2011	June 27, 2010
Not Designated as Hedging Instruments:
Mexican Peso Option Contracts	$245	$—
The pre-tax effects of the Mexican peso option contracts on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) consisted of the following (in thousands):

	Other Income, net
	July 3, 2011	June 27, 2010
Not Designated as Hedging Instruments:
Mexican Peso Option Contracts — Unrealized Gain	$414	$—
Mexican Peso Option Contracts — Realized Gain	33	—
Mexican Peso Option Contracts — Unrealized Loss	(169)	—
Mexican Peso Option Contracts — Realized Loss	—	—
See “Risk Factors — Currency Exchange Rate Fluctuations” and “Risk Factors — Sources of and Fluctuations in Market Prices of Raw Materials” included on page 25 of the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by reference, for more information.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of Deloitte & Touche LLP dated September 8, 2011, the report of management on internal control over financial reporting and the report of Deloitte & Touche LLP on internal control over financial reporting dated September 8, 2011, which appear on pages 47 through 49 of the Company’s 2011 Annual Report to Shareholders, are incorporated herein by reference. The reports of Deloitte & Touche LLP and Grant Thornton LLP are included on pages 12 and 13 in this Form 10-K Report.
Our quarterly results of operations included under “Financial Summary-Quarterly Financial Data (Unaudited)” which appears on page 51 of the Company’s 2011 Annual Report to Shareholders is incorporated herein by reference.
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

Item 9A. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The report of management required under this Item 9A is included on page 47 of the Company’s 2011 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.
The attestation report required under this Item 9A is included on page 48 of the Company’s 2011 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information included in the Company’s Proxy Statement, dated September 8, 2011, under “Proposal: Election of Directors,” “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of three outside independent Directors, David R. Zimmer, Audit Committee Chairman, Robert Feitler, and Michael J. Koss.
Item 11. Executive Compensation
The information included in the Company’s Proxy Statement, dated September 8, 2011, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.
The information incorporated by reference from “Report of Compensation Committee” in the Company’s Proxy Statement, dated September 8, 2011, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information included in the Company’s Proxy Statement, dated September 8, 2011, under “Security Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
The following table summarizes share information, as of July 3, 2011, for the Company’s Stock Incentive Plan.

	Number of		Number of
	common shares to be		common shares
	issued upon exercise	Weighted-average	available for future
	of outstanding	exercise price of	issuance under
	options,	outstanding options,	equity
Plan Category	warrants, and rights	warrants, and rights	compensation plans

Equity compensation plans approved by shareholders	297,400	$28.32	228,543
Equity compensation plans not approved by shareholders	—	—	—

Total	297,400	$28.32	228,543

Item 13. Certain Relationships and Related Transactions and Director Independence
The information included in the Company’s Proxy Statement, dated September 8, 2011, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information included in the Company’s Proxy Statement, dated September 8, 2011, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)(i)
Financial Statements — The following financial statements of the Company, included on pages 27 through 49 of the Company’s 2011 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Form 10-K annual report:

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Consolidated Balance Sheets — as of July 3, 2011 and June 27, 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) — years ended July 3, 2011, June 27, 2010 and June 28, 2009

Consolidated Statements of Shareholders’ Equity — years ended July 3, 2011, June 27, 2010 and June 28, 2009

Consolidated Statements of Cash Flows — years ended July 3, 2011, June 27, 2010 and June 28, 2009

Notes to Financial Statements
(ii)	The following are included at pages 12 and 13 in this Form 10-K Report.

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP — as of July 3, 2011 and for each of the two years in the period ended July 3, 2011)

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP —for the year ended June 28, 2009)

(2)	Financial Statement Schedule

All schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

(3)	Exhibits. See “Exhibit Index” beginning on page 15.
(b)	Exhibits

See “Exhibit Index” and the exhibits attached hereto or previously filed as described in the “Exhibit Index” beginning on page 15.

(c)	Financial Statement Schedules

None required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of STRATTEC SECURITY CORPORATION:
We have audited the accompanying consolidated balance sheets of STRATTEC SECURITY CORPORATION and subsidiaries (the “Company”) as of July 3, 2011 and June 27, 2010, and the related consolidated statements of operations and comprehensive income shareholders’ equity, and cash flows for the two years in the period ended July 3, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2011 and June 27, 2010, and the results of their operations and their cash flows for the two years in the period ended July 3, 2011 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 3, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
September 8, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of STRATTEC SECURITY CORPORATION:
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows of STRATTEC SECURITY CORPORATION (a Wisconsin Corporation) and subsidiaries, (the “Company”) for the year ended June 28, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of STRATTEC SECURITY CORPORATION and subsidiaries for the year ended June 28, 2009 in conformity with accounting principles generally accepted in the United States of America.
As discussed in the “Organization and Summary of Significant Accounting Policies” footnote to the accompanying consolidated financial statements, the Company changed its method of accounting for noncontrolling interests due to the adoption of the guidance on noncontrolling interests in consolidated financial statements and applied this change retrospectively.
/s/ GRANT THORNTON LLP
Milwaukee, Wisconsin
August 24, 2009
(except for the footnote titled, “Organization and Summary of Significant Accounting Policies”, as to which the date is September 1, 2010)

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION
By:	/s/ Harold M. Stratton II
Harold M. Stratton II
Chairman and Chief Executive Officer
Date: September 8, 2011
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold M. Stratton II Harold M. Stratton II	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	September 8, 2011

/s/ Frank J. Krejci Frank J. Krejci	President, Chief Operating Officer, and Director	August 23, 2011

/s/ Michael J. Koss Michael J. Koss	Director	August 23, 2011

/s/ Robert Feitler	Director	August 23, 2011
Robert Feitler

/s/ David R. Zimmer David R. Zimmer	Director	August 23, 2011

/s/ Patrick J. Hansen Patrick J. Hansen	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 8, 2011

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

Exhibit
3.1	(1)	Amended and Restated Articles of Incorporation of the Company	*

3.2	(2)	By-laws of the Company	*

4.1	(4)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*

4.2	(4)	Security Agreement, dated as of August 1, 2011, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*

10.1	(2)**	Amended STRATTEC SECURITY CORPORATION Stock Incentive Plan	*

10.2	(2)**	Form of Restricted Stock Grant Agreement	*

10.3	**	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Executive Officers and Senior Managers

10.4	**	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Non-employee Members of the Board of Directors

10.5	(5)**	Amended STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*

10.6	(5)**
Employment Agreement between the Company and Harold M. Stratton II, Frank J. Krejci, Patrick J. Hansen, Rolando J. Guillot, Kathryn E. Scherbarth, Dennis A. Kazmierski, Brian J. Reetz and Richard P. Messina made as of May 5, 2010.
			*

10.7	(5)**
Change of Control Employment Agreement between the Company and Harold M. Stratton II, Frank J. Krejci, Patrick J. Hansen, Rolando J. Guillot, Kathryn E. Scherbarth, Dennis A. Kazmierski, Brian J. Reetz and Richard P. Messina made as of May 5, 2010.
			*

13		Annual Report to Shareholders for the year ended July 3, 2011

16	(6)	Letter Regarding Change in Auditors	*

21	(3)	Subsidiaries of the Company	*

23.1		Consent of Independent Registered Public Accounting Firm dated September 8, 2011

23.2		Consent of Independent Registered Public Accounting Firm dated September 8, 2011

31.1		Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

31.2		Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32	(7)	18 U.S.C. Section 1350 Certifications

*	Previously filed

**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.

(2)	Incorporated by reference from the exhibit to the Form 8-K filed on October 7, 2005.

(3)	Incorporated by reference from the exhibit to the June 29, 2008 Form 10-K filed on August 29, 2008.

(4)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.

(5)	Incorporated by reference from the exhibit to the March 28, 2010 Form 10-Q filed on May 6, 2010.

(6)	Incorporated by reference from the exhibit to the Form 8-K filed on March 1, 2010.

(7)
This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.