Form 10-Q
period 2011-10-02
STRATTEC SECURITY CORP
filed 2011-11-10
CIK 933034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common stock, par value $0.01 per share: 3,299,376 shares outstanding as of October 2, 2011

STRATTEC SECURITY CORPORATION
FORM 10-Q
October 2, 2011
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
The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, costs of operations (including fluctuations in the cost of raw materials) and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended July 3, 2011.
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

Item 1 Financial Statements
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2011	2010
Net sales	$66,377	$59,849
Cost of goods sold	54,873	49,696

Gross profit	11,504	10,153
Engineering, selling and administrative expenses	8,208	8,165

Income from operations	3,296	1,988
Interest income	17	23
Equity (loss) earnings of joint ventures	(120)	422
Interest expense — related parties	(31)	(51)
Other (expense) income, net	(868)	199

Income before provision for income taxes	2,294	2,581
Provision for income taxes	321	801

Net income	1,973	1,780
Net income attributed to non-controlling interest	(691)	(362)

Net income attributable to STRATTEC SECURITY CORPORATION	$1,282	$1,418

Comprehensive (Loss) Income:
Net income	$1,973	$1,780

Change in cumulative translation adjustments, net	(2,949)	167

Total other comprehensive income (loss)	(2,949)	167

Comprehensive (Loss) income	(976)	1,947
Comprehensive income attributed to non-controlling interest	(611)	(366)

Comprehensive (loss) income attributable to STRATTEC SECURITY CORPORATION	$(1,587)	$1,581

Earnings per share:
Basic	$0.39	$0.43

Diluted	$0.39	$0.43

Average shares outstanding:
Basic	3,294	3,280
Diluted	3,326	3,299

Cash dividends declared per share	$0.10	$1.20

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	October 2,	July 3,
	2011	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,188	$17,250
Receivables, net	41,232	39,649
Inventories-
Finished products	7,223	5,899
Work in process	5,731	5,557
Purchased materials	12,629	11,879
Excess and obsolete reserve	(1,271)	(1,200)

Inventories, net	24,312	22,135
Other current assets	15,120	15,368

Total current assets	93,852	94,402
Deferred income taxes	3,945	3,639
Investment in joint ventures	7,293	7,276
Loan to joint venture	1,500	1,500
Other long-term assets	610	635
Property, plant and equipment	142,968	141,364
Less: accumulated depreciation	(102,187)	(100,728)

Net property, plant and equipment	40,781	40,636

	$147,981	$148,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,906	$22,851
Loans from related parties	1,450	1,850
Accrued Liabilities:
Payroll and benefits	11,837	15,546
Environmental reserve	1,474	1,478
Warranty	4,217	3,856
Other	7,355	5,407

Total current liabilities	51,239	50,988
Accrued pension obligations	3,684	3,447
Accrued postretirement obligations	3,311	3,589
Other long-term liabilities	804	—

Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,929,857 shares at October 2, 2011 and 6,920,557 shares at July 3, 2011	69	69
Capital in excess of par value	79,947	79,767
Retained earnings	165,086	164,138
Accumulated other comprehensive loss	(24,619)	(21,750)
Less: treasury stock, at cost (3,630,481 shares at October 2, 2011 and 3,631,079 shares at July 3, 2011)	(136,000)	(136,009)

Total STRATTEC SECURITY CORPORATION shareholders’ equity	84,483	86,215
Non-controlling interest	4,460	3,849

Total shareholders’ equity	88,943	90,064

	$147,981	$148,088

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,973	$1,780
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,652	1,638
Foreign currency transaction (gain) loss	(1,699)	31
Stock based compensation expense	174	143
Equity (loss) earnings of joint ventures	120	(422)
Unrealized loss on foreign currency option contracts	2,305	—
Change in operating assets and liabilities:
Receivables	(2,207)	58
Inventories	(2,177)	(2,312)
Other assets	(696)	(1,108)
Accounts payable and accrued liabilities	331	(2,091)
Other, net	16	4

Net cash used in operating activities	(208)	(2,279)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of additional interest in majority owned subsidiary	—	(22)
Purchase of property, plant and equipment	(3,492)	(1,776)

Net cash used in investing activities	(3,492)	(1,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(335)	—
Exercise of stock options and employee stock purchases	16	13
Repayment of loan from related parties	(400)	(500)

Net cash used in financing activities	(719)	(487)
Foreign currency impact on cash	357	19

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,062)	(4,545)
CASH AND CASH EQUIVALENTS
Beginning of period	17,250	21,867

End of period	$13,188	$17,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$527	$369
Interest paid — related parties	42	54
The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Basis of Financial Statements
STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products, including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive of Velbert, Germany, and ADAC Automotive of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market each of their products to global customers under the “VAST” brand name. STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support for our products.
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
In the opinion of management, the accompanying condensed consolidated balance sheet as of July 3, 2011, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.
Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2011 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.
Derivative Instruments
We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate as a result of changes in the U.S. dollar / Mexican peso exchange rate. Beginning in January 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that are currently effective and expire July 6, 2012 provide for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Additional contracts that are effective July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other (Expense) Income, net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero, and as a result, premiums related to the contracts did not impact our earnings.

The following table quantifies the outstanding Mexican peso currency option contracts as of October 2, 2011 (thousands of dollars):

			Average
		Notional	Option Contractual
	Effective Dates	Amount	Exchange Rate	Fair Value
Buy MXP/Sell USD	October 2, 2011-July 6, 2012	$10,592	11.85	$47
Buy MXP/Sell USD	October 2, 2011-July 6, 2012	$10,592	12.85	$(1,074)
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	12.40	$328
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	13.40	$(1,361)
The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	October 2, 2011	September 26, 2010
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$1,256	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$804	$—
The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended October 2, 2011 and September 26, 2010 consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	October 2, 2011	September 26, 2010
Not Designated as Hedging Instruments:
Mexican Peso Option Contracts — Realized Gain	$18	$—
Mexican Peso Option Contracts — Realized Loss	$(14)	$—
Mexican Peso Option Contracts — Unrealized Loss	$(2,305)	$—
Fair Value of Financial Instruments
The fair value of our cash and cash equivalents, accounts receivable, accounts payable and loans from and to related parties approximated book value as of October 2, 2011 and September 26, 2010. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2011 (in thousands of dollars):

	Fair Value Inputs
	Quoted Prices	Observable Inputs Other	Unobservable
	In Active Markets	Than Market Prices	Inputs
Assets:
Rabbi Trust Assets	$4,108	$—	$—
Mexican Peso Option Contracts	—	375	—

Total Assets at Fair Value	$4,108	$375	$—

Liabilities:
Mexican Peso Option Contracts	$—	$2,435	$—

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets. Assets held in the Trust include U.S. Treasury Securities and large, medium and small-cap stock index funds. The Rabbi Trust assets are classified as Level 1 assets. Refer to the discussion of Mexican peso option contracts under Derivative Instruments above. The fair value of the Mexican Peso option contracts are based on an option pricing model that considers the remaining term, current exchange rate and volatility of the underlying foreign currency base. There were no transfers between Level 1 and Level 2 assets during the three months ended October 2, 2011.

Equity (Loss) Earnings of Joint Ventures
We hold a one-third interest in a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), with WITTE Automotive of Velbert, Germany, and ADAC Automotive of Grand Rapids, Michigan. VAST LLC exists to seek opportunities to manufacture and sell all three companies’ products in areas of the world outside of North America and Europe. VAST LLC consists primarily of two wholly owned subsidiaries in China and one joint venture in Brazil. Our investment in VAST LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Three Months Ended
	October 2, 2011	September 26, 2010
Net Sales	$21,403	$16,615
Cost of Goods Sold	19,218	13,397

Gross Profit	2,185	3,218
Engineering, Selling and Administrative Expenses	3,144	2,175

(Loss) Income From Operations	(959)	1,043
Other Income, net	593	407

(Loss) Income Before Provision for Income taxes	(366)	1,450
Provision for Income Taxes	—	192

Net (Loss) Income	$(366)	$1,258

STRATTEC’s Share of VAST LLC Net (Loss) Income	$(122)	$419
Intercompany Profit Elimination	2	3

STRATTEC’s Equity (Loss) Earnings of Joint Ventures	$(120)	$422

Environmental Reserve
In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2009. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million at December 27, 2009, to reflect the revised monitoring and remediation cost estimate. From 1995 through October 2, 2011, costs of approximately $400,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the then estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.5 million at October 2, 2011, is adequate.

Shareholders’ Equity
A summary of activity impacting shareholders’ equity for the three month period ended October 2, 2011 is as follows (in thousands):

	Total	Equity	Equity Attributed
	Shareholders’	Attributed to	to Non-Controlling
	Equity	STRATTEC	Interest
Balance, July 3, 2011	$90,064	$86,215	$3,849
Net Income	1,973	1,282	691
Dividend Declared	(335)	(335)	—
Translation adjustments	(2,949)	(2,869)	(80)
Stock Based Compensation	174	174	—
Tax Benefit — Dividend Paid on Restricted Shares	2	2	—
Employee Stock Purchases	14	14	—

Balance, October 2, 2011	$88,943	$84,483	$4,460

Other (Expense) Income, net
Net other (expense) income included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) primarily includes foreign currency transaction gains and losses, unrealized losses on our Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses are the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. The Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The impact of these items for each of the periods presented is as follows (in thousands):

	Three Months Ended
	October 2,	September 26,
	2011	2010
Foreign Currency Transaction Gain (Loss)	$1,699	$(31)
Rabbi Trust (Loss) Gain	(241)	124
Unrealized Loss on Mexican Peso Option Contracts	(2,305)	—
Other	(21)	106

	$(868)	$199

Income Taxes
The income tax provisions for the three month periods ended October 2, 2011 and September 26, 2010 are impacted by a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S. We are currently subject to a U.S. Federal income tax examination related to fiscal 2009.
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
A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	October 2, 2011			September 26, 2010
	Net Income	Weighted		Net Income	Weighted
	Attributable	Average	Per-Share	Attributable	Average	Per-Share
	to STRATTEC	Shares	Amount	to STRATTEC	Shares	Amount
Basic Earnings Per Share	$1,282	3,294	$0.39	$1,418	3,280	$0.43

Stock-Based Compensation		32			19

Diluted Earnings Per Share	$1,282	3,326	$0.39	$1,418	3,299	$0.43

Net earnings available to participating securities were not significant for the three months ended October 2, 2011 and September 26, 2010. We consider restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.
As of October 2, 2011, options to purchase 250,000 shares of common stock at a weighted-average exercise price of $33.78 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of September 26, 2010, options to purchase 223,100 shares of common stock at a weighted-average exercise price of $34.22 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Stock-based Compensation
We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of October 2, 2011 were 168,543. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.
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
A summary of stock option activity under our stock incentive plan for the three months ended October 2, 2011 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding, July 3, 2011	297,400	$28.32
Granted	40,000	$26.53
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—

Outstanding, October 2, 2011	337,400	$28.11	5.5	$1,640

Exercisable, October 2, 2011	155,800	$38.37	4.5	$674

No stock options vested or were exercised during the three month periods ended October 2, 2011 and September 26, 2010.
The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented were as follows:

	Three Months Ended
	October 2, 2011	September 26, 2010
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$10.29	$7.48
Assumptions:
Risk Free Interest Rate	1.23%	1.08%
Expected Volatility	59.88%	59.89%
Expected Dividend Yield	1.74%	1.54%
Expected Term (in years)	6.0	4.0
A summary of restricted stock activity under our omnibus stock incentive plan for the three months ended October 2, 2011 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance, July 3, 2011	38,900	$21.19
Granted	20,000	$23.01
Vested	(9,300)	$29.00
Forfeited	—	$—

Nonvested Balance, October 2, 2011	49,600	$20.46

As of October 2, 2011, there was $1.0 million of total unrecognized compensation cost related to stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 1.2 years. As of October 2, 2011, there was approximately $676,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1.3 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.
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
We have a noncontributory supplemental executive retirement plan (“SERP”), which is a nonqualified defined benefit plan that essentially mirrors the qualified plan, but provides benefits in excess of certain limits placed on our qualified retirement plan by the Internal Revenue Code. The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a Rabbi trust with M&I Trust Company. We also sponsor a postretirement health care plan for all of our U.S. associates hired prior to June 2, 2001. The expected cost of retiree health care benefits is recognized during the years that the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and is subject to a maximum coverage period based on the associate’s retirement date and age. The postretirement health care plan is unfunded.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Service cost	$38	$17	$3	$2
Interest cost	1,196	1,151	57	67
Expected return on plan assets	(1,603)	(1,581)	—	—
Amortization of prior service cost	3	3	(191)	(187)
Amortization of unrecognized net loss	603	614	168	158

Net periodic benefit cost	$237	$204	$37	$40

No contributions were made to the qualified pension plan during the three months ended October 2, 2011 or September 26, 2010. Voluntary contributions of $2.0 million are anticipated to be made during the remainder of fiscal 2012.

Item 2
STRATTEC SECURITY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2011 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to its Form 10-K on September 8, 2011. Unless otherwise indicated, all references to years refer to fiscal years.
Analysis of Results of Operations
Three months ended October 2, 2011 compared to the three months ended September 26, 2010
Net sales for the three months ended October 2, 2011 were $66.4 million compared to net sales of $59.8 million for the three months ended September 26, 2010. Sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels due to higher customer vehicle production volumes. Sales to Chrysler Group LLC were $19.8 million in the current quarter compared to $19.6 million in the prior year quarter. Sales to General Motors Company were $16.1 million in the current quarter compared to $14.8 million in the prior year quarter. Included in the prior quarter sales to General Motors were $1.7 million of sales to Nexteer Automotive, which was then owned by General Motors. Sales to Ford Motor Company increased to $8.3 million in the current quarter compared to $5.5 million in the prior year quarter. Sales to Hyundai/Kia were $3.8 million in the current quarter compared to $4.3 million in the prior year quarter.
Gross profit as a percentage of net sales was 17.3 percent in the current quarter compared to 17.0 percent in the prior year quarter. The higher gross profit margin was primarily the result of higher customer vehicle production volumes compared to the prior year quarter which resulted in more favorable absorption of fixed manufacturing costs. This was partially offset, with respect to the current quarter, by a less favorable product content sales mix, higher purchased raw material costs for zinc and brass, and an unfavorable Mexican peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations for most of the quarter. The average zinc price paid per pound increased to $1.07 in the current quarter from $0.97 in the prior year quarter. During the current quarter, we used approximately 2.7 million pounds of zinc. This resulted in increased zinc costs of approximately $275,000 in the current quarter compared to the prior year quarter. The average brass price paid per pound increased to $4.40 in the current quarter from $3.67 in the prior year quarter. During the current quarter, we used approximately 220,000 pounds of brass. This resulted in increased brass costs of approximately $160,000 in the current quarter compared to the prior year quarter. The average U.S. dollar/Mexican peso exchange rate decreased to approximately 12.36 pesos to the dollar in the current quarter from approximately 12.76 pesos to the dollar in the prior year quarter. This resulted in increased costs related to our Mexican operations of approximately $335,000 in the current quarter over the prior year quarter.
Engineering, selling and administrative expenses were $8.2 million in both the current quarter and the prior year quarter.
Our income from operations in the current quarter was $3.3 million compared to $2.0 million in the prior year quarter. This change was primarily the result of the increase in sales and gross profit margin as discussed above.
Equity loss of joint ventures was $120,000 during the current quarter compared to equity earnings of $422,000 in the prior year quarter. During the current quarter our joint ventures in China and Brazil both incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. Both of these items caused STRATTEC to incur an equity loss from joint ventures in the current quarter compared to the prior year quarter equity earnings from joint ventures. We anticipate these transition costs to continue over most of the remaining fiscal year.

Net other expense was $868,000 in the current quarter compared to net other income of $199,000 in the prior year quarter. This change was primarily due to an unrealized loss on Mexican peso option contracts of $2.3 million in the current quarter and foreign currency transaction gains resulting from foreign currency transactions entered into by our Mexican subsidiaries of $1.7 million in the current quarter. Foreign currency transaction losses totaled $31,000 in the prior year quarter. The Mexican peso option contracts were not in place during the prior year quarter. In September of the current quarter, the Mexican peso devalued significantly to the U.S. dollar creating both foreign currency transaction gains and unrealized losses on our Mexican peso currency option contracts. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The unrealized losses recognized in the current quarter result from mark-to-market adjustments as of October 2, 2011 and may or may not be realized, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the fiscal year. In addition, losses related to our Rabbi Trust totaled $241,000 in the current quarter compared to gains of $124,000 in the prior year quarter. The Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
Our income tax provision for each of the three month periods ended October 2, 2011 and September 26, 2010 was impacted by a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S. In addition, the tax provision for the three month period ended October 2, 2011 was further impacted by the higher U.S. effective tax rate being applied to pre-tax U.S. losses and the lower Mexican tax rate being applied to pre-tax income in Mexico.
Liquidity and Capital Resources
Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of October 2, 2011 is as follows (in thousands of dollars):

General Motors	$7,914
Ford	4,892
Chrysler	12,896
Cash flow used in operating activities was $208,000 during the three months ended October 2, 2011 compared to cash flow used in operating activities of $2.3 million during the three months ended September 26, 2010. The change in cash flow used in operating activities was mostly impacted by an improvement in our overall financial results. Net income adjusted for non-cash items such as depreciation, unrealized losses on foreign currency contracts and foreign currency transactions gains and losses increased approximately $1.4 million in the current year period as compared to the prior year period. Current period operating cash flow was impacted by an August 2011 payment of approximately $4.3 million in bonuses, which were earned during fiscal 2011 under our incentive bonus plans. Bonus payments totaled approximately $5 million in the prior year period. No pension contributions were made during the current or prior year periods.
Capital expenditures during the current year period totaled $3.5 million compared to $1.8 million in the prior year period. We anticipate that capital expenditures will be approximately $8 million in fiscal 2012, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.
On February 26, 2009, our Board of Directors took action to suspend payment of our $0.15 per common share quarterly dividend to conserve cash. On August 4, 2010, our Board of Directors declared a special one-time cash dividend of $1.20 per common share payable on October 29, 2010 to shareholders of record on October 8, 2010. The special dividend totaled approximately $4.0 million and was funded with current cash balances. Although we believe the outlook for our business is generally positive, the uncertain strength of economic recovery in North America, and the effect that this and the recent restructuring of our two largest customers may have on STRATTEC have resulted in both management and our Board being cautious about reinstating our regular dividend at the rate in place prior to the dividend suspension. However, our Board of Directors, on August 23, 2011, decided to reinstate our regular quarterly dividend by declaring a quarterly cash dividend of $0.10 per common share that was paid on September 30, 2011 to shareholders of record as of September 15, 2011. The quarterly dividend totaled approximately $335,000, and is expected to equal approximately $1.4 million annually, all of which was and is expected to be funded by current cash balances.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at October 2, 2011. A total of 3,655,322 shares have been repurchased as of October 2, 2011, at a cost of approximately $136.4 million. No shares were repurchased during the three months ended October 2, 2011. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate minimal or no stock repurchase activity for the remainder of fiscal year 2012.
We have a $25 million secured revolving credit facility (“Credit Facility”) with BMO Harris Bank N.A. The Credit Facility expires August 1, 2014. Interest on borrowings under the Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus one percent or the bank’s prime rate. The Credit Facility contains a restrictive financial covenant that requires us to maintain a minimum net worth level. There were no outstanding borrowings under the Credit Facility at October 2, 2011 or September 26, 2010. We had no borrowings under any third party debt facilities during the three months ended October 2, 2011 or September 26, 2010. We believe that the Credit Facility is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital, dividend and operating expenditure requirements.
Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustments clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. Beginning in January 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that are currently effective and expire July 6, 2012 provide for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Additional contracts that are effective July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other (Expense) Income, net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero, and as a result, premiums related to the contracts did not impact our earnings.
The following table quantifies the outstanding Mexican peso currency option contracts as of October 2, 2011 (thousands of dollars):

				Foreign Exchange
		Average		Gain/(Loss) From:
	Notional	Option Contractual		10% Appreciation	10% Depreciation
	Amount	Exchange Rate	Fair Value	of U.S. Dollar	of U.S. Dollar
Contracts Effective October 2, 2011 — July 6, 2012
Buy MXP/Sell USD	$10,592	11.85	$47	$(39)	$215
Buy MXP/Sell USD	$10,592	12.85	$(1,074)	$(733)	$541
Contracts Effective July 6, 2012 — June 28, 2013
Buy MXP/Sell USD	$10,200	12.40	$328	$(207)	$453
Buy MXP/Sell USD	$10,200	13.40	$(1,361)	$(494)	$389

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	October 2, 2011	September 26, 2010
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$1,256	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$804	$—
The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended October 2, 2011 and September 26, 2010 consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	October 2, 2011	September 26, 2010
Not Designated as Hedging Instruments:
Mexican Peso Option Contracts — Realized Gain	$18	$—
Mexican Peso Option Contracts — Realized Loss	$(14)	$—
Mexican Peso Option Contracts — Unrealized Loss	$(2,305)	$—
Joint Ventures
We participate in certain Alliance Agreements with WITTE Automotive (“WITTE”) and ADAC Automotive (“ADAC”). WITTE, of Velbert, Germany, is a privately held automotive supplier. WITTE designs, manufactures and markets automotive components, including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. ADAC, of Grand Rapids, Michigan, is a privately held automotive supplier and manufactures engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes.
The Alliance agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell the companies’ products in areas of the world outside of North America and Europe.
VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., services customers in South America. VAST Fuzhou, VAST Great Shanghai and VAST Shanghai Co. (collectively known as VAST China), provides a base of operations to service our automotive customers in the Asian market. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.
The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity loss of joint ventures to STRATTEC of approximately $120,000 during the three months ended October 2, 2011 and equity earnings of joint ventures to STRATTEC of approximately $422,000 during the three months ended September 26, 2010. No capital contributions were made to VAST LLC during the current or prior year quarters.
In fiscal year 2007, we entered into a joint venture with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC. Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $311,000 during the three months ended October 2, 2011 and approximately $55,000 during the three months ended September 26, 2010.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $580,000 during the three months ended October 2, 2011 and decreased net income to STRATTEC of approximately $628,000 for the three months ended September 26, 2010.
Other Matters
Health care reform legislation was recently enacted by the Federal government. We are currently evaluating the legislation to determine its effects on our plan structure, future operating results and financial position.
Critical Accounting Policies
The Company believes the following represents its critical accounting policies:
Pension and Postretirement Health Benefits — Pension and postretirement health obligations and costs are developed from actuarial valuations. The determination of the obligation and expense for pension and postretirement health benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Notes to Financial Statements in our 2011 Annual Report and include, among others, the discount rate, expected long-term rate of return on plan assets, retirement age and rates of increase in compensation and health care costs. We evaluate and update all of the assumptions annually on June 30, the measurement date. Actual results that differ from these assumptions are deferred and, under certain circumstances, amortized over future periods. While we believe that the assumptions used are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect our pension and postretirement health obligations and future expense related to these obligations. Refer to the discussion of Critical Accounting Policies included in the Management’s Discussion and Analysis and Retirement Plans and Postretirement Costs included in the Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.
Other Reserves — We have reserves such as an environmental reserve, a warranty reserve, an incurred but not reported claim reserve for self-insured health plans, an allowance for doubtful accounts related to trade accounts receivable, an excess and obsolete inventory reserve and a repair and maintenance supply parts reserve. These reserves require the use of estimates and judgment with regard to risk exposure, ultimate liability and net realizable value.
Environmental Reserve — We have a liability recorded related to the estimated costs to remediate an environmental contamination site at our Milwaukee facility, which was contaminated by a solvent spill from a former above ground solvent storage tank occurring in 1985. The recorded environmental liability balance involves judgment and estimates. Our reserve estimate is based on a third party assessment of the costs to adequately cover the cost of active remediation of the contamination at this site. Actual costs might vary from this estimate for a variety of reasons, including changes in laws and changes in the assessment of the level of remediation actually required at this site. Therefore, future changes in laws or the assessment of the level of remediation required could result in changes in our estimate of the required liability. Refer to the discussion of Commitments and Contingencies included in the Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.
Warranty Reserve — We have a warranty liability recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty liability balance involves judgment and estimates. Our liability estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers’ recent extension of their warranty programs. Actual warranty costs might vary from estimates due to the level of actual claims varying from our claims experience and estimates. Therefore, future actual claims experience could result in changes in our estimates of the required liability. Refer to the discussion of Warranty Reserve under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.

Incurred But Not Reported Claim Reserve for Self-Insured Health Plans — We have self-insured medical and dental plans covering all eligible U.S. associates. The expected ultimate cost of claims incurred under these plans is subject to judgment and estimation. We estimate the ultimate expected cost of claims incurred under these plans based upon the aggregate liability for reported claims and an estimated additional liability for claims incurred but not reported. Our estimate of claims incurred but not reported is based on an analysis of historical data, current trends related to claims and health care costs and information available from the insurance carrier. Actual ultimate costs may vary from estimates due to variations in actual claims experience from past trends and large unexpected claims being filed. Therefore, changes in claims experience and large unexpected claims could result in changes to our estimate of the claims incurred but not reported liabilities. Refer to the discussion of Self Insurance and Loss Sensitive Plans under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.
Allowance for Doubtful Accounts Related to Trade Accounts Receivable — Our trade accounts receivable consist primarily of receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. Our evaluation of the collectibility of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole. The estimate of the required reserve involves uncertainty as to future collectibility of receivable balances. This uncertainty is magnified by the financial difficulty currently experienced by our customers as discussed under Risk-Factors-Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share included in the Management’s Discussion and Analysis in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011. Also, refer to the discussion of Receivables under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.
Excess and Obsolete Production Inventory Reserve — We record a reserve for excess and obsolete production inventory based on historical and estimated future demand and market conditions. The reserve level is determined by comparing inventory levels of individual materials and parts to historical usage and estimated future sales by analyzing the age of the inventory, in order to identify specific material and parts that are unlikely to be sold. Technical obsolescence and other known factors are also considered in evaluating the reserve level. Actual future write-offs of inventory may differ from estimates and calculations used to determine reserve levels due to changes in customer demand, changes in technology and other factors. Refer to the discussion of Inventories under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.
Repair and Maintenance Supply Parts Reserve — We maintain an inventory of repair and maintenance parts in support of operations. The inventory includes critical repair parts for all production equipment as well as general maintenance items. The inventory of critical repair parts is required to avoid disruptions in our customers’ just-in-time production schedules due to lack of spare parts when equipment break-downs occur. Depending on maintenance requirements during the life of the equipment, excess quantities of repair parts arise. A repair and maintenance supply parts reserve is maintained to recognize the normal adjustment of inventory for obsolete and slow-moving repair and maintenance supply parts. Our evaluation of the reserve level involves judgment and estimates, which are based on a review of historical obsolescence and current inventory levels. Actual obsolescence may differ from estimates due to actual maintenance requirements differing from historical levels. This could result in changes to our estimated required reserve. Refer to the discussion of Repair and Maintenance Supply Parts under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.
We believe the reserves discussed above are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

Stock-Based Compensation — Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the award. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating future volatility of our stock, the amount of stock-based awards that are expected to be forfeited and the expected term of awards granted. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the vesting periods for the awards. The expected term of awards granted represents the period of time they are expected to be outstanding. We determine the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor used in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected term of the award. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Risk Factors
We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:
Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share — Sales to General Motors Company, Ford Motor Company and Chrysler Group LLC represented approximately 66 percent of our annual net sales (based on fiscal 2011 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, a reduction in vehicle content, the early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.
On April 27, 2009, General Motors announced certain aspects of its Revised Viability Plan including assembly plant closures and reduced production volumes for calendar year 2009 and the subsequent five years. The announcement indicated that certain vehicle brands, including Pontiac, Saturn, Hummer and Saab, would be discontinued or sold. In addition, subsequent to Chrysler LLC’s filing for Chapter 11 bankruptcy protection on April, 30 2009, they announced certain vehicle models planned for discontinuation (Jeep Commander, Jeep Compass, Jeep Patriot, Dodge Nitro, Dodge Avenger, Dodge Caliber, Dodge Durango, Dodge Dakota, Dodge Viper, Chrysler Sebring, Chrysler Aspen, etc.). Subsequently, most of the models were reaffirmed for continued production over a two to three year period, or replaced during this period. We continue to evaluate the impact these evolving plans have on our business as more details become available.
Our major customers also have significant under-funded legacy liabilities related to pension and postretirement health care obligations. The future impact of these items along with a continuing loss in our majority customers’ North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy. If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions. For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection. As a result, we wrote-off $1.6 million of uncollectible accounts receivable due from Delphi Corporation. This directly reduced our pre-tax net income during fiscal 2006. On April 30, 2009 and on June 1, 2009, each of Chrysler LLC and General Motors Corporation, respectively, filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities. During fiscal 2009, we recorded a provision for bad debts of $500,000 related to these filings, of which we subsequently recovered $421,000 of the $500,000 provision during fiscal 2010. This directly reduced our pre-tax net income during fiscal 2009 by $500,000 and increased our pre-tax income during fiscal 2010 by $421,000.

Production Slowdowns by Customers — Our major customers and many of their suppliers were significantly impacted by the recession of 2008/2009. Many of our major customers instituted production cuts during our fiscal 2009 and 2010. Moreover, certain of our major customers announced plans to continue these production cuts into future fiscal years. For example, during April 2009, General Motors Corporation announced assembly plant downtime for the months of May through July in order to reduce excess inventories at their dealer locations. Consequently, this downtime reduced our production schedules and affected both our sales and profitability for our fiscal fourth quarter ending June 28, 2009 and our fiscal 2010 first quarter ending September 27, 2009. Additionally, on April 27, 2009, General Motors announced some aspects of its Revised Viability Plan including assembly plant closures and reduced production volumes for the remainder of calendar 2009 and the subsequent five calendar years. While production subsequently increased after the cuts made in 2009, additional economic slowdowns could bring about new production cuts which could have a material adverse effect on our existing and future revenues and net income.
Financial Distress of Automotive Supply Base — During calendar years 2009 and 2010, the automotive industry conditions adversely affected STRATTEC and our supply base. Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. During the above time frame, several automotive suppliers filed for bankruptcy protection or ceased operations. The potential continuation of financial distress within the supply base and suppliers’ inability to obtain credit from lending institutions may lead to commercial disputes and possible supply chain interruptions. In addition, the potential for future and/or continued adverse industry conditions may require us to take measures to ensure uninterrupted production. The continuation or worsening of these industry conditions could have a material adverse effect on our existing and future revenues and net income.
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
Cyclicality and Seasonality in the Automotive Market — The automotive market is cyclical and is dependent on consumer spending, on the availability of consumer credit and, to a certain extent, on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production, such as rising fuel costs, could adversely impact our net sales and net income. We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers during that period.

Foreign Operations — We own and operate manufacturing operations in Mexico. As discussed under “Joint Ventures”, we also have joint venture investments in Mexico, Brazil and China. As these operations continue to expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.
Currency Exchange Rate Fluctuations — Our sales are denominated in U.S. dollars. We have manufacturing operations in Mexico, and as a result, a portion of our manufacturing costs are incurred in Mexican pesos. Therefore, fluctuations in the U.S. dollar / Mexican peso exchange rate may have a material effect on our profitability, cash flows and financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will adversely affect the cost of our Mexican operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will decrease the cost of our Mexican operations when translated into U.S. dollars. As described in Derivative Instruments included in the Notes to Financial Statements contained herein, we have entered into weekly Mexican peso currency option contracts to minimize the volatility resulting from changes in the exchange rates between the U.S. dollar and the Mexican peso. There can be no assurances that the peso currency option contracts will eliminate our exchange rate risk associated with our Mexican operations.
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
Given the significant financial impact on us relating to changes in the cost of our primary raw materials, commencing with fiscal 2008, we began quoting quarterly material price adjustments for changes in our zinc costs in our negotiations with our customers. Our success in obtaining these quarterly price adjustments in our customer contracts is dependent on separate negotiations with each customer. It is not a standard practice for our customers to include such price adjustments in their contracts. We have been successful in obtaining quarterly price adjustments in some of our customer contracts. However, we have not been successful in obtaining the adjustments with all of our customers.
Disruptions Due to Work Stoppages and Other Labor Matters — Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and in 1998. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with the unionized associates is effective through June 29, 2014. We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results. Labor contracts between General Motors Company, Ford Motor Company and Chrysler Group LLC and their unionized associates under the United Auto Workers expired on September 14, 2011. These customers recently ratified new four-year agreements with their union membership. Labor disruptions encountered after the expiration date of these new contracts could have an adverse effect on our business and our financial results.

Environmental and Safety Regulations — We are subject to Federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We have an environmental management system that is ISO-14001 certified. We believe that our existing environmental management system is adequate for current and anticipated operations and we have no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility. The site was contaminated from a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985 and is being monitored in accordance with Federal, state and local requirements. We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with Federal, state, local and foreign environmental laws or other related legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.
Highly Competitive Automotive Supply Industry — The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger than STRATTEC and have greater financial and technology capabilities. Our products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased sales and profitability. Some of our major customers have previously announced that they will be reducing their supply base. This could potentially result in the loss of these customers and consolidation within the supply base. The loss of any of our major customers could have a material adverse effect on our existing and future net sales and net income.
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
Financial Industry / Credit Market Risk — The U.S. capital and credit markets experienced significant volatility and disruption during the 2008/2009 recession. In many cases this resulted in pressures on borrowers and reduced credit availability from certain issuers without regard to the underlying financial strength of the borrower or issuer. If financial market disruption and volatility occur again in the future, there can be no assurance that such conditions will not have an adverse effect on our ability to access debt and, in turn, result in a material adverse effect on our business, financial condition and results of operations.

Warranty Claims — We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. Our largest customers have recently extended their warranty protection for their vehicles. Other OEMs have similarly extended their warranty programs. We are engaged in ongoing discussions with our customers regarding certain warranty claims. This trend will put additional pressure on the supply base to improve quality systems. This trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims. Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products. Due to our largest customers’ extensions of their warranty protection programs and demands for higher warranty cost sharing arrangements from their suppliers, including STRATTEC, we increased our provision to cover warranty exposures during 2010 and 2011. Moreover, in 2011, our increased warranty provision was the result of our share of the cost associated with one of our customer’s specific warranty claim involving our product. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

Item 3	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited to fluctuations in raw material commodity prices and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes. We have not had outstanding borrowings with third parties since December 1997. There is, therefore, currently no significant exposure to market risk for changes in interest rates. To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings. We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. Beginning in January 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that are currently effective and expire July 6, 2012 provide for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Additional contracts that are effective July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other (Expense) Income, net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero, and as a result, premiums related to the contracts did not impact our earnings.
The following table quantifies the outstanding Mexican peso currency option contracts as of October 2, 2011 (thousands of dollars):

				Foreign Exchange
		Average		Gain/(Loss) From:
	Notional	Option Contractual		10% Appreciation	10% Depreciation
	Amount	Exchange Rate	Fair Value	of U.S. Dollar	of U.S. Dollar
Contracts Effective October 2, 2011 — July 6, 2012
Buy MXP/Sell USD	$10,592	11.85	$47	$(39)	$215
Buy MXP/Sell USD	$10,592	12.85	$(1,074)	$(733)	$541
Contracts Effective July 6, 2012 — June 28, 2013
Buy MXP/Sell USD	$10,200	12.40	$328	$(207)	$453
Buy MXP/Sell USD	$10,200	13.40	$(1,361)	$(494)	$389
The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	October 2, 2011	September 26, 2010
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$1,256	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$804	$—

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended October 2, 2011 and September 26, 2010 consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	October 2, 2011	September 26, 2010
Not Designated as Hedging Instruments:
Mexican Peso Option Contracts — Realized Gain	$18	$—
Mexican Peso Option Contracts — Realized Loss	$(14)	$—
Mexican Peso Option Contracts — Unrealized Loss	$(2,305)	$—

Item 4	Controls and Procedures
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
Please refer to the section titled “Risk Factors” herein for disclosures regarding the risks and uncertainties relating to our business. There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 8, 2011.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds —
Issuer Purchases of Equity Securities
Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through October 2, 2011, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended October 2, 2011.

Item 3	Defaults Upon Senior Securities — None

Item 4	[Removed and Reserved]

Item 5	Other Information — None
Item 6 Exhibits
(a) Exhibits

4.1	(1)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender
4.2	(1)	Security Agreement, dated as of August 1, 2011, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender
31.1		Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer
31.2		Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32	(2)	18 U.S.C. Section 1350 Certifications

(1)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.

(2)
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

STRATTEC SECURITY CORPORATION (Registrant)
Date: November 10, 2011	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)