Form 10-Q
period 2012-01-01
STRATTEC SECURITY CORP
filed 2012-02-09
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,302,618 shares outstanding as of January 1, 2012

STRATTEC SECURITY CORPORATION

FORM 10-Q

January 1, 2012

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials) and other matters described under “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended July 3, 2011.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In Thousands, Except Per Share Amounts; Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net sales	$65,886	$61,212	$132,263	$121,061
Cost of goods sold	54,646	51,239	109,519	100,935

Gross profit	11,240	9,973	22,744	20,126
Engineering, selling and administrative expenses	7,979	8,318	16,187	16,483

Income from operations	3,261	1,655	6,557	3,643
Interest income	15	25	32	48
Equity (loss) earnings of joint ventures	(192)	381	(312)	803
Interest expense – related parties	(23)	(45)	(54)	(96)
Other income (expense), net	503	57	(365)	256

Income before provision for income taxes	3,564	2,073	5,858	4,654
Provision for income taxes	1,260	331	1,581	1,132

Net income	2,304	1,742	4,277	3,522
Net income attributed to non-controlling interest	(756)	(495)	(1,447)	(857)

Net income attributable to STRATTEC SECURITY CORPORATION	$1,548	$1,247	$2,830	$2,665

Comprehensive Income:
Net income	$2,304	$1,742	$4,277	$3,522
Change in cumulative translation adjustments, net	304	362	(2,645)	529

Total other comprehensive income (loss)	304	362	(2,645)	529

Comprehensive income	2,608	2,104	1,632	4,051
Comprehensive income attributed to non-controlling interest	(755)	(500)	(1,366)	(866)

Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$1,853	$1,604	$266	$3,185

Earnings Per Share:
Basic	$0.47	$0.38	$0.86	$0.81

Diluted	$0.47	$0.37	$0.85	$0.80

Average Shares Outstanding:
Basic	3,301	3,286	3,298	3,283
Diluted	3,329	3,329	3,328	3,314

Cash dividends declared per share	$0.10	$—	$0.20	$1.20

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	September 30,	September 30,
	January 1, 2012	July 3, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,763	$17,250
Receivables, net	34,907	39,649
Inventories-
Finished products	6,181	5,899
Work in process	5,806	5,557
Purchased materials	12,642	11,879
Excess and obsolete reserve	(1,324)	(1,200)

Inventories, net	23,305	22,135
Other current assets	16,516	15,368

Total current assets	89,491	94,402
Deferred income taxes	3,820	3,639
Investment in joint ventures	7,299	7,276
Loan to joint venture	1,500	1,500
Other long-term assets	585	635
Property, plant and equipment	145,463	141,364
Less: accumulated depreciation	(103,198)	(100,728)

Net property, plant and equipment	42,265	40,636

	$144,960	$148,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,139	$22,851
Loans from related parties	1,000	1,850
Accrued Liabilities:
Payroll and benefits	12,155	15,546
Environmental reserve	1,457	1,478
Warranty	3,838	3,856
Other	7,486	5,407

Total current liabilities	47,075	50,988
Accrued pension obligations	2,922	3,447
Accrued postretirement obligations	3,012	3,589
Other long-term liabilities	489	—
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,932,457 shares at January 1, 2012 and 6,920,557 shares at July 3, 2011	69	69
Capital in excess of par value	80,182	79,767
Retained earnings	166,299	164,138
Accumulated other comprehensive loss	(24,314)	(21,750)
Less: treasury stock, at cost (3,629,839 shares at January 1, 2012 and 3,631,079 shares at July 3, 2011)	(135,989)	(136,009)

Total STRATTEC SECURITY CORPORATION shareholders’ equity	86,247	86,215
Non-controlling interest	5,215	3,849

Total shareholders’ equity	91,462	90,064

	$144,960	$148,088

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	September 30,	September 30,
	Six Months Ended
	January 1, 2012	December 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,277	$3,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,331	3,227
Foreign currency transaction (gain) loss	(1,605)	190
Stock based compensation expense	371	298
Equity loss (earnings) of joint ventures	312	(803)
Unrealized loss on foreign currency option contracts	1,716	—
Change in operating assets and liabilities:
Receivables	4,172	2,745
Inventories	(1,170)	(5,329)
Other assets	(1,975)	(1,874)
Accounts payable and accrued liabilities	(4,235)	261
Other, net	16	17

Net cash provided by operating activities	5,210	2,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(200)	(150)
Purchase of additional interest in majority owned subsidiary	—	(22)
Restricted cash	—	2,100
Purchase of property, plant and equipment	(6,289)	(3,482)

Net cash used in investing activities	(6,489)	(1,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(670)	(3,989)
Exercise of stock options and employee stock purchases	64	28
Repayment of loan from related parties	(850)	(750)

Net cash used in financing activities	(1,456)	(4,711)
Foreign currency impact on cash	248	(45)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,487)	(4,056)
CASH AND CASH EQUIVALENTS
Beginning of period	17,250	21,867

End of period	$14,763	$17,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,080	$1,283
Interest paid –related parties	73	104

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products, including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive of Velbert, Germany, and ADAC Automotive of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market our products to global customers under the “VAST” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support for our products.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of three wholly owned subsidiaries in China and one joint venture in Brazil. We have only one reporting segment.

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

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate as a result of changes in the U.S. dollar / Mexican peso exchange rate. Beginning in January 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that are currently effective and expire July 6, 2012 provide for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Additional contracts that are effective July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other Income (Expense), net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero, and as a result, premiums related to the contracts did not impact our earnings.

The following table quantifies the outstanding Mexican peso currency option contracts as of January 1, 2012 (thousands of dollars):

	September 30,	September 30,	September 30,	September 30,
	Effective Dates	Notional Amount	Average Option Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 2, 2012-July 6, 2012	$6,700	11.85	$7
Buy MXP/Sell USD	January 2, 2012-July 6, 2012	$6,700	12.85	$(607)
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	12.40	$137
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	13.40	$(1,008)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	September 30,	September 30,
	January 1, 2012	July 3, 2011
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Option Contracts	$—	$245
Other Current Liabilities:
Mexican Peso Option Contracts	$982	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$489	$—

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended January 1, 2012 and December 26, 2010 consisted of the following (thousands of dollars):

	September 30,	September 30,	September 30,	September 30,
	Other Income (Expense), net
	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$18	$—
Realized (Loss)	$(192)	$—	$(206)	$—
Unrealized Gain (Loss)	$589	$—	$(1,716)	$—

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and loans from and to related parties approximated book value as of January 1, 2012 and December 26, 2010. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2012 (in thousands of dollars):

	September 30,	September 30,	September 30,
	Fair Value Inputs
	Quoted Prices In Active Markets	Observable Inputs Other Than Market Prices	Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$272	$—	$—
Mid Cap	263	—	—
Large Cap	736	—	—
U.S. Treasury Securities	2,749	—	—
Cash and Cash Equivalents	232	—	—
Mexican Peso Option Contracts	—	144	—

Total Assets at Fair Value	$4,252	$144	$—

Liabilities:
Mexican Peso Option Contracts	$—	$1,615	$—

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets. The Rabbi Trust assets are classified as Level 1 assets. Refer to the discussion of Mexican peso option contracts under Derivative Instruments above. The fair value of the Mexican Peso option contracts are based on an option pricing model that considers the remaining term, current exchange rate and volatility of the underlying foreign currency base. There were no transfers between Level 1 and Level 2 assets during the three and six months ended January 1, 2012.

Equity (Loss) Earnings of Joint Ventures

We hold a one-third interest in a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), with WITTE Automotive of Velbert, Germany, and ADAC Automotive of Grand Rapids, Michigan. VAST LLC exists to seek opportunities to manufacture and sell all three companies’ products in areas of the world outside of North America and Europe. VAST LLC consists primarily of three wholly owned subsidiaries in China and one joint venture in Brazil. Our investment in VAST LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The following are summarized statements of operations for VAST LLC (thousands of dollars):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net Sales	$17,009	$21,038	$38,412	$37,653
Cost of Goods Sold	13,918	16,911	33,136	30,308

Gross Profit	3,091	4,127	5,276	7,345
Engineering, Selling and Administrative Expenses	3,874	2,632	6,623	4,527

(Loss) Income from Operations	(783)	1,495	(1,347)	2,818
Other Income (Expense), net	100	(57)	297	71

(Loss) Income Before Provision for Income Taxes	(683)	1,438	(1,050)	2,889
(Benefit) Provision for Income Taxes	(96)	285	(96)	477

Net (Loss) Income	$(587)	$1,153	$(954)	$2,412

STRATTEC’s Share of VAST LLC
Net (Loss) Income	$(196)	$384	$(318)	$804
Intercompany Profit Eliminations	4	(3)	6	(1)

STRATTEC’s Equity (Loss) Earnings of Joint Ventures	$(192)	$381	$(312)	$803

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2009. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million at December 27, 2009, to reflect the revised monitoring and remediation cost estimate. From 1995 through January 1, 2012, costs of approximately $420,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the current estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.5 million at January 1, 2012, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the six month period ended January 1, 2012 is as follows (in thousands):

	September 30,	September 30,	September 30,
	Total Shareholders’ Equity	Equity Attributed to STRATTEC	Equity Attributed to Non-Controlling Interest
Balance, July 3, 2011	$90,064	$86,215	$3,849
Net Income	4,277	2,830	1,447
Dividend Declared	(669)	(669)	—
Translation adjustments	(2,645)	(2,564)	(81)
Stock Based Compensation	371	371	—
Tax Benefit – Dividend Paid on Restricted Shares	3	3	—
Employee Stock Purchases and Stock Option Exercises	61	61	—

Balance, January 1, 2012	$91,462	$86,247	$5,215

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income primarily includes foreign currency transaction gains and losses, unrealized gains and losses on our Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses are the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. The Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The impact of these items for each of the periods presented is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Foreign Currency Transaction (Loss) Gain	$(95)	$(160)	$1,605	$(190)
Rabbi Trust Gain (Loss)	144	134	(97)	258
Unrealized Gain (Loss) on Mexican Peso
Option Contracts	589	—	(1,716)	—
Realized Loss on Mexican Peso Option
Contracts, net	(192)	—	(188)	—
Other	57	83	31	188

	$503	$57	$(365)	$256

Income Taxes

The income tax provisions for the three and six month periods ended January 1, 2012 and December 26, 2010 are impacted by a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S. We are currently subject to a U.S. Federal income tax examination related to fiscal 2009.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	January 1, 2012			December 26, 2010
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$1,548	3,301	$0.47	$1,247	3,286	$0.38

Stock-Based Compensation		28			43

Diluted Earnings Per Share	$1,548	3,329	$0.47	$1,247	3,329	$0.37

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Six Months Ended
	January 1, 2012			December 26, 2010
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$2,830	3,298	$0.86	$2,665	3,283	$0.81

Stock-Based Compensation		30			31

Diluted Earnings Per Share	$2,830	3,328	$0.85	$2,665	3,314	$0.80

Net earnings available to participating securities were not significant for the three and six months ended January 1, 2012 and December 26, 2010. We consider restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of January 1, 2012, options to purchase 250,000 shares of common stock at a weighted-average exercise price of $33.78 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of December 26, 2010, options to purchase 131,100 shares of common stock at a weighted-average exercise price of $45.77 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of January 1, 2012 were 168,543. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended January 1, 2012 is as follows:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 3, 2011	297,400	$28.32
Granted	40,000	$26.53
Exercised	(2,600)	$10.92
Expired	—	$—
Forfeited	—	$—

Outstanding, January 1, 2012	334,800	$28.24	5.8	$859

Exercisable, January 1, 2012	179,800	$35.62	4.8	$454

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Intrinsic Value of Options Exercised	$26	$—	$26	$—
Fair Value of Stock Options Vesting	$197	$168	$197	$168

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented were as follows:

	September 30,	September 30,
	Six Months Ended
	January 1, 2012	December 26, 2010
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$10.29	$7.48
Assumptions:
Risk Free Interest Rate	1.23%	1.08%
Expected Volatility	59.88%	59.89%
Expected Dividend Yield	1.74%	1.54%
Expected Term (in years)	6.0	4.0

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended January 1, 2012 is as follows:

	September 30,	September 30,
	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 3, 2011	38,900	$21.19
Granted	20,000	$23.01
Vested	(9,300)	$29.00
Forfeited	—	$—

Nonvested Balance, January 1, 2012	49,600	$20.46

As of January 1, 2012, there was $896,000 of total unrecognized compensation cost related to stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 1.1 years. As of January 1, 2012, there was approximately $599,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits Three Months Ended		Postretirement Benefits Three Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Service cost	$37	$17	$3	$3
Interest cost	1,196	1,151	57	68
Expected return on plan assets	(1,603)	(1,581)	—	—
Amortization of prior service cost	3	3	(191)	(188)
Amortization of unrecognized net loss	604	614	168	158

Net periodic benefit cost	$237	$204	$37	$41

	Pension Benefits Six Months Ended		Postretirement Benefits Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Service cost	$75	$34	$5	$5
Interest cost	2,392	2,302	114	135
Expected return on plan assets	(3,205)	(3,162)	—	—
Amortization of prior service cost	6	6	(382)	(375)
Amortization of unrecognized net loss	1,207	1,228	337	316

Net periodic benefit cost	$475	$408	$74	$81

Voluntary contributions made to the qualified pension plan totaled $1.0 million during the six month period ending January 1, 2012. No contributions were made to the qualified pension plan during the six month period ending December 26, 2010. Voluntary contributions made to date during the third quarter of fiscal 2012 totaled $500,000. Additional voluntary contributions of $500,000 are anticipated to be made during the remainder of the third quarter and the fourth quarter of fiscal 2012.

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

Analysis of Results of Operations

Three months ended January 1, 2012 compared to the three months ended December 26, 2010

	September 30,	September 30,
	Three Months Ended
	January 1, 2012	December 26, 2010
Net Sales (in millions)	$65.9	$61.2

Based on the timing of our quarter end and a one week holiday shutdown, the current quarter included 12 customer shipping weeks while the prior year quarter included 13 shipping weeks. The impact of one additional week of customer shipments during the prior year quarter increased prior year quarter sales by approximately $4.3 million. Aggregate sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels primarily due to higher customer vehicle production volumes. Sales to each of our largest customers in the current quarter and prior year quarter were as follows (in millions):

	September 30,	September 30,
	Three Months Ended
	January 1, 2012	December 26, 2010
Chrysler Group LLC	$22.4	$17.6
General Motors Company	$14.4	$16.3
Ford Motor Company	$8.1	$6.1
Hyundai / Kia	$3.7	$3.4

Included in the prior year quarter sales to General Motors were $1.3 million of sales to Nexteer Automotive, formerly a unit of Delphi Corporation, which was owned by General Motors through December 2, 2010. Sales to Nexteer Automotive in the current quarter totaled $1.2 million.

	September 30,	September 30,
	Three Months Ended
	January 1, 2012	December 26, 2010
Gross Profit as a Percentage of Net Sales	17.1%	16.3%

The higher gross profit margin in the current year quarter was primarily the result of favorable customer vehicle production volumes which resulted in more favorable absorption of fixed manufacturing costs and a favorable Mexico Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations, which were partially offset by a less favorable product content sales mix and higher purchased raw material costs for zinc. The average U.S. dollar/Mexican peso exchange rate increased to approximately 13.70 pesos to the dollar in the current quarter from approximately 12.45 pesos to the dollar in the prior year quarter. This resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $775,000 in the current year quarter compared to the prior year quarter. The average zinc price paid per pound increased to $1.07 in the current quarter from $1.01 in the prior year quarter. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. During the current quarter, we used approximately 2.5 million pounds of zinc. Increased zinc costs, net of raw material price adjustments received from certain customers, totaled approximately $48,000 in the current quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were $8.0 million in the current quarter, which was slightly less than the prior year quarter expenses of $8.3 million.

Income from operations in the current quarter was $3.3 million compared to $1.7 million in the prior year quarter. This change was the result of the increase in sales and gross profit margin in the current year quarter over the prior year quarter as discussed above.

Equity loss of joint ventures was $192,000 during the current quarter compared to equity earnings of joint ventures of $381,000 in the prior year quarter. During the current quarter our joint ventures in China and Brazil continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. Both of these items resulted in STRATTEC incurring an equity loss from joint ventures in the current quarter compared to the prior year quarter in which STRATTEC had equity earnings from joint ventures. We anticipate these transition costs and related losses to continue for VAST China over the remaining current fiscal year.

Included in net other income in the current quarter and prior year quarter were the following items (in thousands):

	September 30,	September 30,
	Three Months Ended
	January 1, 2012	December 26, 2010
Foreign Currency Transaction Loss	$(95)	$(160)
Rabbi Trust Gain	144	134
Unrealized Gain on Mexican Peso
Option Contracts	589	—
Realized Loss on Mexican Peso Option
Option Contracts	(192)	—
Other	57	83

	$503	$57

Foreign currency transaction losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. Our Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The Mexican peso option contracts were not in place during the prior year quarter. In September of the current fiscal year, the Mexican peso devalued significantly to the U.S. dollar creating unrealized losses on our Mexican peso currency option contracts. In the current quarter, realized losses were generated on the weekly commitments due under the contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses recognized as a result of mark-to-market adjustments as of January 1, 2012 totaled approximately $1.5 million all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

Our income tax provision for each of the three month periods ended January 1, 2012 and December 26, 2010 was impacted by a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S.

Six months ended January 1, 2012 compared to the six months ended December 26, 2010

	September 30,	September 30,
	Six Months Ended
	January 1, 2012	December 26, 2010
Net Sales (in millions)	$132.3	$121.1

Based on the timing of our December quarter end and a one week holiday shutdown, the current year period included 25 customer shipping weeks while the prior year period included 26 shipping weeks. The impact of one additional week of customer shipments during the prior year period increased prior year period sales by approximately $4.3 million. Aggregate sales to our largest customers overall increased in the current year-to-date period compared to the prior year-to-date period levels primarily due to higher customer vehicle production volumes. Sales to each of our largest customers in the current year period and prior year period were as follows (in millions):

	September 30,	September 30,
	Six Months Ended
	January 1, 2012	December 26, 2010
Chrysler Group LLC	$42.2	$37.2
General Motors Company	$30.4	$31.1
Ford Motor Company	$16.4	$11.6
Hyundai / Kia	$7.5	$7.7

Included in the prior year period sales to General Motors were $3.0 million of sales to Nexteer Automotive, formerly a unit of Delphi Corporation, which was owned by General Motors through December 2, 2010. Sales to Nexteer Automotive in the current year period totaled $2.8 million.

	September 30,	September 30,
	Six Months Ended
	January 1, 2012	December 26, 2010
Gross Profit as a Percentage of Net Sales	17.2%	16.6%

The higher gross profit margin in the current year period was primarily the result of favorable customer vehicle production volumes which resulted in more favorable absorption of fixed manufacturing costs and a favorable Mexico Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations, which were partially offset by a less favorable product content sales mix and higher purchased raw material costs for zinc and brass. The average U.S. dollar/Mexican peso exchange rate increased to approximately 13.05 pesos to the dollar in the current year period from approximately 12.60 pesos to the dollar in the prior year period. This resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $500,000 in the current year period compared to the prior year period. The average zinc price paid per pound increased to $1.07 in the current period from $0.99 in the prior year period. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. During the current period, we used approximately 5.2 million pounds of zinc. Increased zinc costs, net of raw material price adjustments received from certain customers, totaled approximately $224,000 in the current period compared to the prior year period. The average brass price paid per pound increased to $4.17 in the current year period from $3.76 in the prior year period. During the current period, we used approximately 425,000 pounds of brass. This resulted in increased brass costs of approximately $173,000 in the current year period compared to the prior year period.

Engineering, selling and administrative expenses were $16.2 million in the current period, which was slightly less than the prior year period expenses of $16.5 million.

Income from operations in the current year-to-date period was $6.6 million compared to $3.6 million in the prior year period. This change was the result of the increase in sales and gross profit margin in the current year-to-date period over the same period in the prior year as discussed above.

Equity loss of joint ventures was $312,000 during the current period compared to equity earnings of $803,000 in the prior year period. During the current period our joint ventures in China and Brazil both incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. Both of these items resulted in STRATTEC incurring an equity loss from joint ventures in the current period compared to the prior year period in which STRATTEC had equity earnings from joint ventures. We anticipate these transition costs and related losses to continue for VAST China over the remaining current fiscal year.

Included in net other income in the current period and prior year period were the following items (in thousands):

	September 30,	September 30,
	Six Months Ended
	January 1, 2012	December 26, 2010
Foreign Currency Transaction Gain (Loss)	$1,605	$(190)
Rabbi Trust (Loss) Gain	(97)	258
Unrealized Loss on Mexican Peso
Option Contracts	(1,716)	—
Realized Loss on Mexican Peso Option
Option Contracts	(188)	—
Other	31	188

	$(365)	$256

Foreign currency transaction gains and losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. Our Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The Mexican peso option contracts were not in place during the prior year quarter. In September of the current fiscal year, the Mexican peso devalued significantly to the U.S. dollar creating both foreign currency transaction gains and unrealized losses on our Mexican peso currency option contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses recognized as a result of mark-to-market adjustments as of January 1, 2012 totaled approximately $1.5 million all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

Our income tax provision for each of the six month periods ended January 1, 2012 and December 26, 2010 was impacted by a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources

Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of January 1, 2012 was as follows (in thousands of dollars):

September 30,
General Motors	$8,345
Ford	$3,979
Chrysler	$12,998

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of January 1, 2012, $4.0 million of our $14.8 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash flow provided by operating activities was $5.2 million during the six months ended January 1, 2012 compared to cash flow provided by operating activities of $2.3 million during the six months ended December 26, 2010. The change in cash flow provided by operating activities was mostly impacted by an improvement in our overall financial results. Net income adjusted for non-cash items such as depreciation, unrealized losses on foreign currency contracts and foreign currency transaction gains and losses increased approximately $2.0 million in the current year period as compared to the prior year period. Current period operating cash flow was impacted by an August 2011 payment of approximately $4.3 million in bonuses, which were earned during fiscal 2011 under our incentive bonus plans. Bonus payments totaled approximately $5 million in the prior year period. Pension contributions to our qualified plan totaled $1.0 million during the current period. No pension contributions were made to the plan during the prior year period.

During the six months ended January 1, 2012, our portion of capital contributions made to VAST LLC in support of general operating expenses totaled $200,000. During the current year period the VAST joint ventures in China and Brazil both incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally by VAST LLC. We anticipate these transition costs and related losses to continue for VAST China over the remaining current fiscal year. In addition, we anticipate that VAST China capital expenditures will be approximately $8 million to $9 million during calendar year 2012 in support of the new product line and new product programs. As a result, we estimate that our portion of additional capital contributions to VAST LLC could be $1 million to $2 million during the remainder of the current fiscal year.

Capital expenditures during the current year period totaled $6.3 million compared to $3.4 million in the prior year period. We anticipate that capital expenditures will be approximately $9 million in fiscal 2012, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

On February 26, 2009, our Board of Directors took action to suspend payment of our $0.15 per common share quarterly dividend to conserve cash. On August 4, 2010, our Board of Directors declared a special one-time cash dividend of $1.20 per common share payable on October 29, 2010. The special dividend totaled approximately $4.0 million and was funded with current cash balances. Although we believe the outlook for our business is generally positive, the uncertain strength of economic recovery in North America, and the effect that this and the recent restructuring of our two largest customers may have on STRATTEC have resulted in both management and our Board being cautious about reinstating our regular quarterly cash dividend at the rate in place prior to the dividend suspension. However, our Board of Directors, on August 23, 2011, reinstated our regular quarterly cash dividend at a level of $0.10 per common share. A quarterly cash dividend of $0.10 per common share was paid on September 30, 2011 and December 30, 2011. Each quarterly dividend totaled approximately $335,000, and is expected to equal approximately $1.4 million annually, all of which was and is expected to be funded by current cash balances.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at January 1, 2012. A total of 3,655,322 shares have been repurchased over the life of the program through January 1, 2012, at a cost of approximately $136.4 million. No shares were repurchased during the three or six month periods ended January 1, 2012. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate minimal or no stock repurchase activity for the remainder of fiscal year 2012.

We have a $25 million secured revolving credit facility (“Credit Facility”) with BMO Harris Bank N.A. The Credit Facility expires August 1, 2014. Interest on borrowings under the Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus one percent or the bank’s prime rate. The Credit Facility contains a restrictive financial covenant that requires us to maintain a minimum net worth level. There were no outstanding borrowings under the Credit Facility at January 1, 2012 or December 26, 2010. We had no borrowings under any third party debt facilities during the six months ended January 1, 2012 or December 26, 2010. We believe that the Credit Facility is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital, dividend and operating expenditure requirements.

Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. Moreover, beginning in January 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that are currently effective and expire July 6, 2012 provide for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Additional contracts that are effective July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other Income (Expense), net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero, and as a result, premiums related to the contracts did not impact our earnings.

The following table quantifies the outstanding Mexican peso currency option contracts as of January 1, 2012 (thousands of dollars):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Average		Foreign Exchange Gain/(Loss) From:
	Notional	Option Contractual		10% Appreciation	10% Depreciation
	Amount	Exchange Rate	Fair Value	of U.S. Dollar	of U.S. Dollar
Contracts Effective January 2, 2012
– July 6, 2012
Buy MXP/Sell USD	$6,700	11.85	$7	$1	$61
Buy MXP/Sell USD	$6,700	12.85	$(607)	$(1,130)	$(185)
Contracts Effective July 6, 2012
– June 28, 2013
Buy MXP/Sell USD	$10,200	12.40	$137	$44	$449
Buy MXP/Sell USD	$10,200	13.40	$(1,008)	$(1,625)	$(586)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	September 30,	September 30,
	January 1, 2012	July 3, 2011
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Option Contracts	$—	$245
Other Current Liabilities:
Mexican Peso Option Contracts	$982	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$489	$—

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended January 1, 2012 and December 26, 2010 consisted of the following (thousands of dollars):

	September 30,	September 30,	September 30,	September 30,
	Other Income (Expense), net
	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$18	$—
Realized (Loss)	$(192)	$—	$(206)	$—
Unrealized Gain (Loss)	$589	$—	$(1,716)	$—

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity loss of joint ventures to STRATTEC of approximately $312,000 during the six months ended January 1, 2012 and equity earnings of joint ventures to STRATTEC of approximately $803,000 during the six months ended December 26, 2010. During the six months ended January 1, 2012, capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the capital contributions totaled $200,000. During the six months ended December 26, 2010, capital contributions totaling $450,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the capital contributions totaled $150,000.

In fiscal year 2007, we entered into a joint venture with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC. Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $696,000 during the six months ended January 1, 2012 and approximately $273,000 during the six months ended December 26, 2010.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.1 million during the six months ended January 1, 2012 and approximately $1.1 million during the six months ended December 26, 2010.

Other Matters

Health care reform legislation was recently enacted by the Federal government. We are currently evaluating the legislation to determine its effect on our plan structure, future operating results and financial position.

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

Incurred But Not Reported Claim Reserve for Self-Insured Health Plans – We have self-insured medical and dental plans covering all eligible U.S. associates. The expected ultimate cost of claims incurred under these plans is subject to judgment and estimation. We estimate the ultimate expected cost of claims incurred under these plans based upon the aggregate liability for reported claims and an estimated additional liability for claims incurred but not reported. Our estimate of claims incurred but not reported is based on an analysis of historical data, current trends related to claims and health care costs and information available from the insurance carrier. Actual ultimate costs may vary from estimates due to variations in actual claims experience from past trends and large unexpected claims being filed. Therefore, changes in claims experience and large unexpected claims could result in changes to our estimate of the claims incurred but not reported liabilities. Refer to the discussion of Self Insurance and Loss Sensitive Plans under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.

Allowance for Doubtful Accounts Related to Trade Accounts Receivable – Our trade accounts receivable consist primarily of receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. Our evaluation of the collectability of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole. The estimate of the required reserve involves uncertainty as to future collectability of receivable balances. This uncertainty is magnified by the financial difficulty currently experienced by our customers as discussed under Risk-Factors-Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share included in the Management’s Discussion and Analysis in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011. Also, refer to the discussion of Receivables under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.

Excess and Obsolete Production Inventory Reserve – We record a reserve for excess and obsolete production inventory based on historical and estimated future demand and market conditions. The reserve level is determined by comparing inventory levels of individual materials and parts to historical usage and estimated future sales by analyzing the age of the inventory, in order to identify specific material and parts that are unlikely to be sold. Technical obsolescence and other known factors are also considered in evaluating the reserve level. Actual future write-offs of inventory may differ from estimates and calculations used to determine reserve levels due to changes in customer demand, changes in technology and other factors. Refer to the discussion of Inventories under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.

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

Our major customers also have significant under-funded legacy liabilities related to pension and postretirement health care obligations. The future impact of these items along with a continuing loss in our major customers’ North American automotive market share to the “New Domestic” automotive manufacturers (primarily the Japanese automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy. If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions. For example, on October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection. As a result, we wrote-off $1.6 million of uncollectible accounts receivable due from Delphi Corporation. This directly reduced our pre-tax net income during fiscal 2006. On April 30, 2009 and on June 1, 2009, each of Chrysler LLC and General Motors Corporation, respectively, filed for Chapter 11 bankruptcy protection for certain of their U.S. legal entities. During fiscal 2009, we recorded a provision for bad debts of $500,000 related to these filings, of which we subsequently recovered $421,000 of the $500,000 provision during fiscal 2010. This directly reduced our pre-tax net income during fiscal 2009 by $500,000 and increased our pre-tax income during fiscal 2010 by $421,000.

Production Slowdowns by Customers – Our major customers and many of their suppliers were significantly impacted by the recession of 2008/2009. Many of our major customers instituted production cuts during our fiscal 2009 and 2010. Moreover, certain of our major customers announced plans to continue these production cuts into future fiscal years. For example, during April 2009, General Motors Corporation announced assembly plant downtime for the months of May through July in order to reduce excess inventories at their dealer locations. Consequently, this downtime reduced our production schedules and affected both our sales and profitability for our fiscal fourth quarter ending June 28, 2009 and our fiscal 2010 first quarter ending September 27, 2009. Additionally, on April 27, 2009, General Motors announced some aspects of its Revised Viability Plan including assembly plant closures and reduced production volumes for the remainder of calendar 2009 and the subsequent five calendar years. While production subsequently increased after the cuts made in 2009, additional economic slowdowns could bring about new production cuts which could have a material adverse effect on our existing and future revenues and net income.

Financial Distress of Automotive Supply Base – During calendar years 2009 and 2010, the automotive industry conditions adversely affected STRATTEC and our supply base. Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. During the above time frame, several automotive suppliers filed for bankruptcy protection or ceased operations. The potential continuation of financial distress within the supply base and suppliers’ inability to obtain credit from lending institutions may lead to commercial disputes and possible supply chain interruptions. In addition, the potential for future and/or continued adverse industry conditions may require us to take measures to ensure uninterrupted production. The continuation or worsening of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

Shortage of Raw Materials or Components Supply – In the event of a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. In addition, due to the recent turbulence in the automotive industry, several suppliers have filed bankruptcy proceedings or ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

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

Foreign Operations – We own and operate manufacturing operations in Mexico. As discussed under “Joint Ventures”, we also have joint venture investments in Mexico, Brazil and China. As these operations continue to expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations. The joint venture investments in China and Brazil are currently generating losses due to relocation costs associated with moves to new facilities and start-up costs associated with a new product line. We anticipate these transition costs and related losses to continue through the remainder of fiscal year 2012, which may result in the need for additional future capital contributions to fund the operations of these joint venture investments.

Currency Exchange Rate Fluctuations – Our sales are denominated in U.S. dollars. We have manufacturing operations in Mexico, and as a result, a portion of our manufacturing costs are incurred in Mexican pesos. Therefore, fluctuations in the U.S. dollar / Mexican peso exchange rate may have a material effect on our profitability, cash flows and financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will adversely affect the cost of our Mexican operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will decrease the cost of our Mexican operations when translated into U.S. dollars. As described in Derivative Instruments included in the Notes to Financial Statements contained herein, we have entered into weekly Mexican peso currency option contracts to minimize the volatility resulting from changes in the exchange rates between the U.S. dollar and the Mexican peso. There can be no assurances that the peso currency option contracts will eliminate our exchange rate risk associated with our Mexican operations.

Sources of and Fluctuations in Market Prices of Raw Materials – Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results if the increased raw material costs cannot be recovered from our customers.

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

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and in 1998. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with our unionized associates is effective through June 29, 2014. We may encounter further labor disruption after the expiration date of this contract and may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results. Labor contracts between General Motors Company, Ford Motor Company and Chrysler Group LLC and their unionized associates under the United Auto Workers expire in September and October 2015. Labor disruptions encountered during the contract period could have an adverse effect on our business and our financial results.

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

Financial Industry / Credit Market Risk – The U.S. capital and credit markets experienced significant volatility and disruption during the 2008/2009 recession. In many cases this resulted in pressures on borrowers and reduced credit availability from certain issuers without regard to the underlying financial strength of the borrower or issuer. If financial market disruption and volatility occur again in the future, there can be no assurance that such conditions will not have an adverse effect on our ability to access debt and, in turn, result in a material adverse effect on our business, financial condition and results of operations.

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. Our largest customers have recently extended their warranty protection for their vehicles. Other OEMs have similarly extended their warranty programs. We are engaged in ongoing discussions with our customers regarding warranty information and potential claims. This trend will put additional pressure on the supply base to improve quality systems. This trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims. Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products. Due to our largest customers’ extensions of their warranty protection programs and demands for higher warranty cost sharing arrangements from their suppliers, including STRATTEC, we increased our provision to cover warranty exposures during fiscal years 2010 and 2011. Moreover, in 2011, our increased warranty provision was the result of our share of the cost associated with one of our customers’ specific warranty claim involving our product. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes. We have not had outstanding borrowings with third parties since December 1997. There is, therefore, currently no significant exposure to market risk for changes in interest rates. To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings. We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. Beginning in January 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that are currently effective and expire July 6, 2012 provide for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date is below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date is above 12.85. Additional contracts that are effective July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges, and as a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other Income (Expense), net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero, and as a result, premiums related to the contracts did not impact our earnings.

The following table quantifies the outstanding Mexican peso currency option contracts as of January 1, 2012 (thousands of dollars):

	September 30,	September 30,	September 30,	September 30,
			Average
		Notional	Option Contractual
	Effective Dates	Amount	Exchange Rate	Fair Value
Buy MXP/Sell USD	January 2, 2012 –July 6, 2012	$6,700	11.85	$7
Buy MXP/Sell USD	January 2, 2012 –July 6, 2012	$6,700	12.85	$(607)
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	12.40	$137
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	13.40	$(1,008)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	September 30,	September 30,
	January 1, 2012	July 3, 2011
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Option Contracts	$—	$245
Other Current Liabilities:
Mexican Peso Option Contracts	$982	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$489	$—

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended January 1, 2012 and December 26, 2010 consisted of the following (thousands of dollars):

	September 30,	September 30,	September 30,	September 30,
	Other Income (Expense), net
	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2012	2010	2012	2010
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$18	$—
Realized (Loss)	$(192)	$—	$(206)	$—
Unrealized Gain (Loss)	$589	$—	$(1,716)	$—

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through January 1, 2012, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended January 1, 2012.

Item 3 Defaults Upon Senior Securities—None

Item 4 [Removed and Reserved]

Item 5 Other Information—None

Item 6 Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

*

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 9, 2012	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)