Form 10-Q
period 2012-04-01
STRATTEC SECURITY CORP
filed 2012-05-09
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

or

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

Common stock, par value $0.01 per share: 3,303,196 shares outstanding as of April 1, 2012

STRATTEC SECURITY CORPORATION

FORM 10-Q

April 1, 2012

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In Thousands, Except Per Share Amounts; Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net sales	$70,608	$65,650	$202,871	$186,711
Cost of goods sold	57,556	56,531	167,075	157,466

Gross profit	13,052	9,119	35,796	29,245
Engineering, selling and administrative expenses	8,720	7,953	24,907	24,436

Income from operations	4,332	1,166	10,889	4,809
Interest income	15	36	47	84
Equity (loss) earnings of joint ventures	(140)	197	(452)	1,000
Interest expense – related parties	(19)	(38)	(73)	(134)
Other income (expense), net	662	(357)	297	(101)

Income before provision for income taxes	4,850	1,004	10,708	5,658
Provision for income taxes	1,136	262	2,717	1,394

Net income	3,714	742	7,991	4,264
Net income attributed to non-controlling interest	(986)	(687)	(2,433)	(1,544)

Net income attributable to STRATTEC SECURITY CORPORATION	$2,728	$55	$5,558	$2,720

Comprehensive Income:
Net income	$3,714	$742	$7,991	$4,264
Change in cumulative translation adjustments, net	1,371	595	(1,274)	1,125

Comprehensive income	5,085	1,337	6,717	5,389
Comprehensive income attributed to non-controlling interest	(1,025)	(700)	(2,391)	(1,566)

Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$4,060	$637	$4,326	$3,823

Earnings Per Share:
Basic	$0.83	$0.02	$1.68	$0.83

Diluted	$0.82	$0.02	$1.67	$0.82

Average Shares Outstanding:
Basic	3,303	3,286	3,299	3,284
Diluted	3,333	3,339	3,329	3,322
Cash dividends declared per share	$0.10	$—	$0.30	$1.20

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	April 1, 2012	July 3, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,664	$17,250
Receivables, net	41,591	39,649
Inventories-
Finished products	7,435	5,899
Work in process	5,737	5,557
Purchased materials	11,191	11,879
Excess and obsolete reserve	(1,304)	(1,200)

Inventories, net	23,059	22,135
Other current assets	17,366	15,368

Total current assets	97,680	94,402
Deferred income taxes	3,667	3,639
Investment in joint ventures	8,890	7,276
Loan to joint venture	—	1,500
Other long-term assets	560	635
Property, plant and equipment	148,831	141,364
Less: accumulated depreciation	(104,406)	(100,728)

Net property, plant and equipment	44,425	40,636

	$155,222	$148,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,373	$22,851
Loans from related parties	1,000	1,850
Accrued Liabilities:
Payroll and benefits	14,921	15,546
Environmental reserve	1,442	1,478
Warranty	4,323	3,856
Other	7,189	5,407

Total current liabilities	53,248	50,988
Accrued pension obligations	2,659	3,447
Accrued postretirement obligations	2,755	3,589
Other long-term liabilities	85	—
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,932,457 shares at April 1, 2012 and 6,920,557 shares at July 3, 2011	69	69
Capital in excess of par value	80,438	79,767
Retained earnings	168,690	164,138
Accumulated other comprehensive loss	(22,982)	(21,750)
Less: treasury stock, at cost (3,629,261 shares at April 1, 2012 and 3,631,079 shares at July 3, 2011)	(135,980)	(136,009)

Total STRATTEC SECURITY CORPORATION shareholders’ equity	90,235	86,215
Non-controlling interest	6,240	3,849

Total shareholders’ equity	96,475	90,064

	$155,222	$148,088

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	April 1, 2012	March 27, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,991	$4,264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,083	4,904
Foreign currency transaction (gain) loss	(907)	558
Stock based compensation expense	622	453
Equity loss (earnings) of joint ventures	452	(1,000)
Unrealized loss on foreign currency option contracts	542	114
Change in operating assets and liabilities:
Receivables	(2,263)	(6,276)
Inventories	(924)	(6,345)
Other assets	(2,600)	(1,308)
Accounts payable and accrued liabilities	1,851	4,279
Other, net	6	49

Net cash provided by (used in) operating activities	9,853	(308)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(200)	(300)
Purchase of additional interest in majority owned subsidiary	—	(22)
Restricted cash	—	2,100
Purchase of property, plant and equipment	(9,585)	(5,727)
Proceeds from sale of property, plant and equipment	9	21

Net cash used in investing activities	(9,776)	(3,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,006)	(3,989)
Exercise of stock options and employee stock purchases	74	44
Repayment of loan from related parties	(850)	(850)

Net cash used in financing activities	(1,782)	(4,795)
Foreign currency impact on cash	119	(156)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,586)	(9,187)
CASH AND CASH EQUIVALENTS
Beginning of period	17,250	21,867

End of period	$15,664	$12,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,910	$1,526
Interest paid – related parties	96	147

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

On March 30, 2012, a non-cash event was recorded whereby the outstanding loan to joint venture principal and accrued interest amounts of $1.5 million and $112,000, respectively, were terminated and converted to additional capital contributions in the joint venture investment.

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

The following table quantifies the outstanding Mexican peso currency option contracts as of April 1, 2012 (thousands of dollars):

	Effective Dates	Notional Amount	Average Option Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 2, 2012-July 6, 2012	$3,785	11.85	$2
Buy MXP/Sell USD	April 2, 2012-July 6, 2012	$3,785	12.85	$(73)
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	12.40	$176
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	13.40	$(402)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	April 1, 2012	July 3, 2011
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Option Contracts	$—	$245
Other Current Liabilities:
Mexican Peso Option Contracts	$(212)	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$(85)	$—

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended April 1, 2012 and March 27, 2011 consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$18	$—
Realized (Loss)	$(48)	$—	$(254)	$—
Unrealized Gain (Loss)	$1,174	$(114)	$(542)	$(114)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and loans from related parties approximated book value as of April 1, 2012 and March 27, 2011. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2012 (in thousands of dollars):

	Fair Value Inputs
	Quoted Prices In Active Markets	Observable Inputs Other Than Market Prices	Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$308	$—	$—
Mid Cap	298	—	—
Large Cap	829	—	—
U.S. Treasury Securities	2,516	—	—
Cash and Cash Equivalents	461	—	—
Mexican Peso Option Contracts	—	178	—

Total Assets at Fair Value	$4,412	$178	$—

Liabilities:
Mexican Peso Option Contracts	$—	$475	$—

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets. The Rabbi Trust assets are classified as Level 1 assets. Refer to the discussion of Mexican peso option contracts under Derivative Instruments above. The fair value of the Mexican Peso option contracts are based on an option pricing model that considers the remaining term, current exchange rate and volatility of the underlying foreign currency base. There were no transfers between Level 1 and Level 2 assets during the three and nine months ended April 1, 2012.

Equity (Loss) Earnings of Joint Ventures

We hold a one-third interest in a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), with WITTE Automotive of Velbert, Germany (“WITTE”), and ADAC Automotive of Grand Rapids, Michigan (“ADAC”). VAST LLC exists to seek opportunities to manufacture and sell all three companies’ products in areas of the world outside of North America and Europe. VAST LLC consists primarily of three wholly owned subsidiaries in China and one joint venture in Brazil. Our investment in VAST LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net Sales	$20,882	$18,543	$59,293	$56,196
Cost of Goods Sold	17,545	15,431	50,681	45,738

Gross Profit	3,337	3,112	8,612	10,458
Engineering, Selling and Administrative
Expenses	4,162	2,439	11,507	7,559

(Loss) Income from Operations	(825)	673	(2,895)	2,899
Other Income (Expense), net	299	298	1,318	962

(Loss) Income Before Provision for
Income Taxes	(526)	971	(1,577)	3,861
(Benefit) Provision for Income Taxes	(108)	387	(205)	865

Net (Loss) Income	$(418)	$584	$(1,372)	$2,996

STRATTEC’s Share of VAST LLC
Net (Loss) Income	$(139)	$195	$(457)	$999
Intercompany Profit Eliminations	(1)	2	5	1

STRATTEC’s Equity (Loss) Earnings of Joint Ventures	$(140)	$197	$(452)	$1,000

Loan to Joint Venture

Effective November 20, 2009, VAST LLC purchased the 40 percent non-controlling interest owned by its former partners in the joint ventures in China. Initially, a loan of $2.5 million was made from each partner, STRATTEC, WITTE and ADAC, to fund a portion of the purchase price. In December 2009, $1 million of each partner’s loan balance was repaid. As of March 30, 2012, each partners’ outstanding principal and accrued interest under the loan totaled $1.5 million and $112,000, respectively. These outstanding amounts were terminated and converted to additional capital contributions by each partner in VAST LLC effective as of March 30, 2012.

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million at December 27, 2009, to reflect the revised monitoring and remediation cost estimate. From 1995 through April 1, 2012, costs of approximately $430,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the current estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at April 1, 2012, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the nine month period ended April 1, 2012 is as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributed to STRATTEC	Equity Attributed to Non-Controlling Interest
Balance, July 3, 2011	$90,064	$86,215	$3,849
Net Income	7,991	5,558	2,433
Dividend Declared	(1,006)	(1,006)	—
Translation adjustments	(1,274)	(1,232)	(42)
Stock Based Compensation	622	622	—
Tax Benefit – Dividend Paid on Restricted Shares	5	5	—
Employee Stock Purchases and Stock Option Exercises	73	73	—

Balance, April 1, 2012	$96,475	$90,235	$6,240

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income primarily includes foreign currency transaction gains and losses, unrealized gains and losses on our Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses are the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. We entered into the Mexican Peso currency option contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The impact of these items for each of the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Foreign Currency Transaction (Loss) Gain	$(698)	$(368)	$907	$(558)
Rabbi Trust Gain	161	75	64	333
Unrealized Gain (Loss) on Mexican Peso Option Contracts	1,174	(114)	(542)	(114)
Realized Loss on Mexican Peso Option Contracts, net	(48)	—	(236)	—
Other	73	50	104	238

	$662	$(357)	$297	$(101)

Income Taxes

The income tax provisions for the three and nine month periods ended April 1, 2012 and March 27, 2011 are impacted by a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S. We are currently subject to a U.S. Federal income tax examination related to fiscal 2009.

Earnings Per Share (EPS)

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the potential dilutive common shares outstanding during the applicable period using the treasury stock method. Potential dilutive common shares include outstanding stock options and restricted stock awards. A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2012			March 27, 2011
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$2,728	3,303	$0.83	$55	3,286	$0.02

Stock-Based Compensation		30			53

Diluted Earnings Per Share	$2,728	3,333	$0.82	$55	3,339	$0.02

	Nine Months Ended
	April 1, 2012			March 27, 2011
	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount	Net Income Attributable to STRATTEC	Weighted Average Shares	Per-Share Amount
Basic Earnings Per Share	$5,558	3,299	$1.68	$2,720	3,284	$0.83

Stock-Based Compensation		30			38

Diluted Earnings Per Share	$5,558	3,329	$1.67	$2,720	3,322	$0.82

Net earnings available to participating securities were not significant for the three and nine months ended April 1, 2012 and March 27, 2011. We consider restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of April 1, 2012, options to purchase 248,000 shares of common stock at a weighted-average exercise price of $33.75 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of March 27, 2011, options to purchase 90,000 shares of common stock at a weighted-average exercise price of $56.29 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of April 1, 2012 were 170,743. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the nine months ended April 1, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 3, 2011	297,400	$28.32
Granted	40,000	$26.53
Exercised	(2,600)	$10.92
Expired	(2,000)	$37.58
Forfeited	—	—

Outstanding, April 1, 2012	332,800	$28.19	5.6	$1,465

Exercisable, April 1, 2012	192,700	$33.69	4.7	$949

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Intrinsic Value of Options Exercised	$—	$—	$25	$—
Fair Value of Stock Options Vesting	$71	$125	$268	$293

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented were as follows:

	Nine Months Ended
	April 1, 2012	March 27, 2011
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$10.29	$7.48
Assumptions:
Risk Free Interest Rate	1.23%	1.08%
Expected Volatility	59.88%	59.89%
Expected Dividend Yield	1.74%	1.54%
Expected Term (in years)	6.0	4.0

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended April 1, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 3, 2011	38,900	$21.19
Granted	20,000	$23.01
Vested	(9,300)	$29.00
Forfeited	(200)	$23.01

Nonvested Balance, April 1, 2012	49,400	$20.45

As of April 1, 2012, there was $817,000 of total unrecognized compensation cost related to stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 11 months. As of April 1, 2012, there was approximately $547,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 1 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Service cost	$37	$17	$3	$2
Interest cost	1,196	1,151	56	67
Expected return on plan assets	(1,603)	(1,580)	—	—
Amortization of prior service cost	3	3	(191)	(187)
Amortization of unrecognized net loss	604	615	168	159

Net periodic benefit cost	$237	$206	$36	$41

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Service cost	$112	$51	$8	$7
Interest cost	3,588	3,453	170	202
Expected return on plan assets	(4,808)	(4,742)	—	—
Amortization of prior service cost	9	9	(573)	(562)
Amortization of unrecognized net loss	1,811	1,843	505	475

Net periodic benefit cost	$712	$614	$110	$122

Voluntary contributions made to the qualified pension plan totaled $1.5 million during each of the nine month periods ending April 1, 2012 and March 27, 2011. Voluntary contributions made to date during the fourth quarter of fiscal 2012 totaled $500,000. No additional voluntary contributions are anticipated to be made during the remainder of fiscal 2012.

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

Analysis of Results of Operations

Three months ended April 1, 2012 compared to the three months ended March 27, 2011

	Three Months Ended
	April 1, 2012	March 27, 2011
Net Sales (in millions)	$70.6	$65.7

Based on the timing of our quarter end and a one week holiday shutdown during the prior year quarter, the current quarter included 13 customer shipping weeks while the prior year quarter included 12 customer shipping weeks. The impact of one additional week of customer shipments during the current year quarter increased sales over the prior year quarter by approximately $2.7 million. In addition, the prior year quarter net sales were reduced by $650,000 resulting from an adjustment we made in connection with certain agreed upon customer price concessions. Aggregate sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels primarily due to increased customer vehicle production volumes. Higher content on certain products we supply also contributed to the net sales improvement during the quarter. Sales to each of our largest customers in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	April 1, 2012	March 27, 2011
Chrysler Group LLC	$23.6	$21.6
General Motors Company	$16.8	$14.8
Ford Motor Company	$8.4	$7.0
Hyundai / Kia	$3.6	$4.0

	Three Months Ended
	April 1, 2012	March 27, 2011
Gross Profit as a Percentage of Net Sales	18.5%	13.9%

The higher gross profit margin in the current year quarter was primarily the result of favorable customer vehicle production volumes which resulted in more favorable absorption of fixed manufacturing costs and a favorable Mexican Peso to U.S. dollar exchange rate which positively affected the U.S. dollar cost of our Mexican operations in the current year quarter. These favorable impacts were partially offset by higher expense provisions for the accrual of bonuses earned under our Economic Value Added (EVA®) Incentive Bonus Plans. The prior year quarter gross profit margins were also negatively impacted by a $650,000 adjustment we made in connection with certain agreed upon customer price concessions and $1.15 million in costs related to our share of the cost associated with a customer’s specific warranty claim involving our product. The average U.S. dollar/Mexican peso exchange rate increased to approximately 12.91 pesos to the dollar in the current year quarter from approximately 12.17 pesos to the dollar in the prior year quarter. This resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $469,000 in the current year quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were $8.7 million in the current year quarter compared to $8.0 million in the prior year quarter. The increase in these expenses was primarily driven by the higher expense provisions for the accrual of bonuses earned under our EVA® Incentive Bonus Plans in the current year quarter as compared to the prior year quarter.

Income from operations in the current year quarter was $4.3 million compared to $1.2 million in the prior year quarter. This change was the result of the increase in sales and gross profit margin in the current year quarter over the prior year quarter as discussed above.

Equity loss of joint ventures was $140,000 during the current year quarter compared to equity earnings of joint ventures of $197,000 in the prior year quarter. During the current year quarter our joint ventures in China and Brazil continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. Both of these items resulted in STRATTEC incurring an equity loss from joint ventures in the current year quarter compared to the prior year quarter in which STRATTEC had equity earnings from joint ventures. We anticipate these transition costs and related losses to continue for VAST China over the remaining 2012 calendar year.

Included in other income (expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	April 1, 2012	March 27, 2011
Foreign Currency Transaction Loss	$(698)	$(368)
Rabbi Trust Gain	161	75
Unrealized Gain (Loss) on Mexican Peso
Option Contracts	1,174	(114)
Realized Loss on Mexican Peso
Option Contracts	(48)	—
Other	73	50

	$662	$(357)

Foreign currency transaction losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. In the current quarter, the Mexican peso appreciated significantly to the U.S. dollar creating unrealized gains on our Mexican peso currency option contracts while realized losses were generated on the weekly commitments due under the contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses recognized as a result of mark-to-market adjustments as of April 1, 2012 totaled approximately $297,000, all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Our Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended April 1, 2012 and March 27, 2011 was impacted by a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S.

Nine months ended April 1, 2012 compared to the nine months ended March 27, 2011

	Nine Months Ended
	April 1, 2012	March 27, 2011
Net Sales (in millions)	$202.9	$186.7

Aggregate sales to our largest customers overall increased in the current year-to-date period compared to the prior year-to-date period levels primarily due to increased customer vehicle production volumes. Higher content in certain products we supply also contributed to the net sales improvement in the current year-to-date period as compared to the prior year-to-date period. Sales to each of our largest customers in the current year-to-date and prior year-to-date periods were as follows (in millions):

	Nine Months Ended
	April 1, 2012	March 27, 2011
Chrysler Group LLC	$65.8	$58.8
General Motors Company	$47.2	$46.1
Ford Motor Company	$24.8	$18.6
Hyundai / Kia	$11.1	$11.8

Included in the prior year period sales to General Motors were $3.0 million of sales to Nexteer Automotive, formerly a unit of Delphi Corporation, which was owned by General Motors through December 2, 2010. Prior year-to-date period sales to Nexteer Automotive subsequent to December 2, 2010 totaled $2.3 million. Sales to Nexteer Automotive in the current year-to-date period totaled $4.3 million. The prior year-to-date period net sales were reduced by $650,000 resulting from an adjustment for certain agreed upon customer price concessions.

	Nine Months Ended
	April 1, 2012	March 27, 2011
Gross Profit as a Percentage of Net Sales	17.6%	15.7%

The higher gross profit margin in the current year period was primarily the result of favorable customer vehicle production volumes which resulted in more favorable absorption of fixed manufacturing costs and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations, which positive factors were partially offset by a less favorable product content sales mix and higher purchased raw material costs for zinc and brass in the current year-to-date period. The prior year-to-date period gross profit margins were also negatively impacted by a $650,000 adjustment we made in connection with certain agreed upon customer price concessions and $1.15 million in costs related to our share of the cost associated with a customer’s specific warranty claim involving our product. The average U.S. dollar/Mexican peso exchange rate increased to approximately 13.00 pesos to the dollar in the current year period from approximately 12.45 pesos to the dollar in the prior year period. This resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $970,000 in the current year-to-date period compared to the prior year-to-date period. The average zinc price paid per pound increased to $1.07 in the current year-to-date period from $1.00 in the prior year-to-date period. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. During the current year-to-date period, we used approximately 8.0 million pounds of zinc. Increased zinc costs, net of raw material price adjustments received from certain customers, totaled approximately $305,000 in the current year-to-date period compared to the prior year-to-date period. The average brass price paid per pound increased to $4.15 in the current year-to-date period from $3.86 in the prior year-to-date period. During the current year-to-date period, we used approximately 670,000 pounds of brass. This resulted in increased brass costs of approximately $190,000 in the current year-to-date period compared to the prior year-to-date period.

Engineering, selling and administrative expenses were $24.9 million in the current year-to-date period compared to $24.4 million in the prior year-to-date period. The increase was primarily due to higher expense provisions for the accrual of bonuses earned under our EVA® Incentive Bonus Plans in the current year-to-date period as compared to the prior year-to-date period.

Income from operations in the current year-to-date period was $10.9 million compared to $4.8 million in the prior year-to-date period. This change was the result of the increase in sales and gross profit margin in the current year-to-date period over the same period in the prior year as discussed above.

Equity loss of joint ventures was $452,000 during the current year-to-date period compared to equity earnings of $1.0 million in the prior year-to-date period. During the current year-to-date period our joint ventures in China and Brazil both incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. Both of these items resulted in STRATTEC incurring an equity loss from joint ventures in the current year-to-date period compared to the prior year-to-date period in which STRATTEC had equity earnings from joint ventures. We anticipate these transition costs and related losses to continue for VAST China over the remaining 2012 calendar year.

Included in other income (expense), net in the current year-to-date period and prior year-to-date period were the following items (in thousands):

	Nine Months Ended
	April 1, 2012	March 27, 2011
Foreign Currency Transaction Gain (Loss)	$907	$(558)
Rabbi Trust Gain	64	333
Unrealized Loss on Mexican Peso
Option Contracts	(542)	(114)
Realized Loss on Mexican Peso
Option Contracts	(236)	—
Other	104	238

	$297	$(101)

Foreign currency transaction gains and losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. In September of the current fiscal year, the Mexican peso devalued significantly to the U.S. dollar creating both foreign currency transaction gains and unrealized losses on our Mexican peso currency option contracts. In the current year third quarter, the Mexican peso appreciated significantly to the U.S. dollar creating foreign currency transaction losses and unrealized gains on our Mexican peso currency option contracts, which offset a portion of the unrealized losses occurring as a result of the previously recognized peso devaluation impact. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses recognized as a result of mark-to-market adjustments as of April 1, 2012 totaled approximately $297,000, all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Our Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the nine month periods ended April 1, 2012 and March 27, 2011 was impacted by a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources

Our primary source of cash flow is from our major customers, which include General Motors Company, Ford Motor Company, and Chrysler Group LLC. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of April 1, 2012 was as follows (in thousands of dollars):

General Motors	$10,986
Ford	$4,901
Chrysler	$13,799
Hyundai / Kia	$1,235

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of April 1, 2012, $5.2 million of our $15.7 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

Cash flow provided by operating activities was $9.9 million during the nine months ended April 1, 2012 compared to cash flow used in operating activities of $308,000 during the nine months ended March 27, 2011. The change in cash flow provided by operating activities was primarily attributable to an improvement in our overall financial results and reduced working capital requirements in the current year period as compared to the prior year period. Net income adjusted for non-cash items such as depreciation, unrealized losses on foreign currency contracts and foreign currency transaction gains and losses increased approximately $4.5 million in the current year-to-date-period as compared to the prior year-to-date period. Cash used for working capital requirements decreased approximately $5.7 million between periods in the current year-to-date-period as compared to the prior year-to-date period. The working capital requirements during the prior year-to-date period were impacted by a significant increase in accounts receivable and inventory resulting from significantly increased sales levels during that period. Current period operating cash flow was impacted by an August 2011 payment of approximately $4.3 million in bonuses, which were earned during fiscal 2011 under our incentive bonus plans. Bonus payments totaled approximately $5 million in the prior year-to-date period. Prior year period operating cash flow was also impacted by an increase in accounts receivable of $6.3 million, which resulted from increased sales during that period. Pension contributions to our qualified plan totaled $1.5 million during both the current year-to-date period and prior year-to-date period.

During the nine months ended April 1, 2012, our portion of capital contributions made to VAST LLC in support of general operating expenses totaled $200,000. During the current year-to-date period the VAST joint ventures in China and Brazil both incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally by VAST LLC. We anticipate these transition costs and related losses to continue for VAST China over the remaining 2012 calendar year. In addition, we anticipate that VAST China capital expenditures will be approximately $8 million to $9 million during calendar year 2012 (which includes a portion of our fiscal 2012 and fiscal 2013) in support of the new product line and new product programs. As a result, we estimate that our portion of additional capital contributions to VAST LLC could be $1 million to $2 million during the remainder of the current fiscal year.

Capital expenditures during the current year-to-date period totaled $9.6 million compared to $5.7 million in the prior year-to-date period. We anticipate that capital expenditures will be approximately $11 million in fiscal 2012, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

On February 26, 2009, our Board of Directors took action to suspend payment of our $0.15 per common share quarterly dividend to conserve cash. On August 4, 2010, our Board of Directors declared a special one-time cash dividend of $1.20 per common share payable on October 29, 2010. The special dividend totaled approximately $4.0 million and was funded with current cash balances. Although we believe the outlook for our business is generally positive, the uncertain strength of the economic recovery in North America, and the effect that this and the recent restructuring of our two largest customers may have on STRATTEC have resulted in both management and our Board being cautious about reinstating our regular quarterly cash dividend at the rate in place prior to the dividend suspension. However, our Board of Directors, on August 23, 2011, did reinstate a regular quarterly cash dividend at a level of $0.10 per common share. A quarterly cash dividend of $0.10 per common share was paid on each of September 30, 2011, December 30, 2011, and March 30, 2012. Each quarterly dividend totaled approximately $335,000, and is expected to equal approximately $1.4 million annually, all of which was and is expected to be funded by current cash balances.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at April 1, 2012. A total of 3,655,322 shares have been repurchased over the life of the program through April 1, 2012, at a cost of approximately $136.4 million. No shares were repurchased during the three or nine month periods ended April 1, 2012. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we do not anticipate any stock repurchase activity for the remainder of fiscal year 2012.

We have a $25 million secured revolving credit facility (“Credit Facility”) with BMO Harris Bank N.A. The Credit Facility expires August 1, 2014. Interest on borrowings under the Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus one percent or the bank’s prime rate. The Credit Facility contains a restrictive financial covenant that requires us to maintain a minimum net worth level. There were no outstanding borrowings under the Credit Facility at April 1, 2012 or March 27, 2011. We had no borrowings under any third party debt facilities during the nine months ended April 1, 2012 or March 27, 2011. We believe that the Credit Facility is adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital, dividend and operating expenditure requirements.

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

The following table quantifies the outstanding Mexican peso currency option contracts as of April 1, 2012 (thousands of dollars):

				Foreign Exchange Gain/(Loss) From:
	Notional Amount	Average Option Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Contracts Effective April 2, 2012
– July 6, 2012
Buy MXP/Sell USD	$3,785	11.85	$2	$(2)	$126
Buy MXP/Sell USD	$3,785	12.85	$(73)	$(280)	$62
Contracts Effective July 6, 2012
– June 28, 2013
Buy MXP/Sell USD	$10,200	12.40	$176	$(146)	$654
Buy MXP/Sell USD	$10,200	13.40	$(402)	$(461)	$198

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	April 1, 2012	July 3, 2011
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Option Contracts	$—	$245
Other Current Liabilities:
Mexican Peso Option Contracts	$(212)	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$(85)	$—

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended April 1, 2012 and March 27, 2011 consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$18	$—
Realized (Loss)	$(48)	$—	(254)	$—
Unrealized Gain (Loss)	$1,174	$(114)	(542)	$(114)

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity loss of joint ventures to STRATTEC of approximately $452,000 during the nine months ended April 1, 2012 and equity earnings of joint ventures to STRATTEC of approximately $1.0 million during the nine months ended March 27, 2011. Effective November 20, 2009, VAST LLC purchased the 40 percent non-controlling interest owned by its former partners in the joint ventures in China. Initially, a loan of $2.5 million was made from each partner, STRATTEC, WITTE and ADAC, to fund a portion of the purchase price. In December 2009, $1 million of each partner’s loan balance was repaid. As of March 30, 2012, each partners’ outstanding principal and accrued interest under the loan totaled $1.5 million and $112,000, respectively. These outstanding amounts were terminated and automatically converted to additional capital contributions by each partner in VAST LLC effective as of March 30, 2012. During the nine months ended April 1, 2012, cash capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the cash capital contributions totaled $200,000. During the nine months ended March 27, 2011, cash capital contributions totaling $450,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the cash capital contributions totaled $150,000.

In fiscal year 2007, we entered into a joint venture with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC. Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.1 million during the nine months ended April 1, 2012 and approximately $497,000 during the nine months ended March 27, 2011.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.7 million during the nine months ended April 1, 2012 and approximately $1.8 million during the nine months ended March 27, 2011.

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

Warranty Reserve – We have a warranty liability recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty liability balance involves judgment and estimates. Our liability estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers’ recent extension of their warranty programs. Actual warranty costs might vary from estimates due to the level of actual claims varying from our claims experience and estimates. Therefore, future actual claims experience could result in changes in our estimates of the required liability. Refer to the discussion of Warranty Reserve under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011, and Risk Factors in this Form 10-Q.

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

Allowance for Doubtful Accounts Related to Trade Accounts Receivable – Our trade accounts receivable consist primarily of receivables due from Original Equipment Manufacturers in the automotive industry and locksmith distributors relating to our service and aftermarket business. Our evaluation of the collectability of our trade accounts receivable involves judgment and estimates and includes a review of past due items, general economic conditions and the economic climate of the industry as a whole. The estimate of the required reserve involves uncertainty as to future collectability of receivable balances. This uncertainty is magnified by the financial difficulty recently experienced by our customers as discussed under Risk-Factors-Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share included in the Management’s Discussion and Analysis in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011. Also, refer to the discussion of Receivables under Organization and Summary of Significant Accounting Policies included in Notes to Financial Statements in our 2011 Annual Report filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2011.

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

We believe the reserves discussed above are estimated using consistent and appropriate methods. Significant changes to the assumptions could materially affect the recorded reserves.

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

Shortage of Raw Materials or Components Supply – In the event of catastrophic acts of nature such as fires, tsunamis, hurricanes and earthquakes or a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. In addition, due to the recent turbulence in the automotive industry, several suppliers have filed bankruptcy proceedings or ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials, labor disputes or other problems will not result in any shortages or delays in the supply of components to us.

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

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. Our largest customers have recently extended their warranty protection for their vehicles. Other automotive OEMs have similarly extended their warranty programs. We are engaged in ongoing discussions with our customers regarding warranty information and potential claims. The results of these discussions could result in additional warranty charges / claims in future periods. Depending on the nature of and the volume of vehicles involved in the potential warranty claims, these charges could be material to the financial statements. The extended warranty trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims above an OEM derived nominal level. Historically, we have experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products. Due to our largest customers’ extension of their warranty protection programs and demands for higher warranty cost sharing arrangements from their suppliers, including STRATTEC, we increased our provision to cover warranty exposures during fiscal years 2010, 2011 and 2012. Moreover, in 2011, our increased warranty provision was the result of our share of the cost associated with a specific warranty claim involving a product we supplied to one of our largest customers. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

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

The following table quantifies the outstanding Mexican peso currency option contracts as of April 1, 2012 (thousands of dollars):

	Effective Dates	Notional Amount	Average Option Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 2, 2012-July 6, 2012	$3,785	11.85	$2
Buy MXP/Sell USD	April 2, 2012-July 6, 2012	$3,785	12.85	$(73)
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	12.40	$176
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$10,200	13.40	$(402)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	April 1, 2012	July 3, 2011
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Option Contracts	$—	$245
Other Current Liabilities:
Mexican Peso Option Contracts	$(212)	$—
Other Long-Term Liabilities
Mexican Peso Option Contracts	$(85)	$—

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended April 1, 2012 and March 27, 2011 consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$18	$—
Realized (Loss)	$(48)	$—	$(254)	$—
Unrealized Gain (Loss)	$1,174	$(114)	$(542)	$(114)

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through April 1, 2012, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended April 1, 2012.

Item 3 Defaults Upon Senior Securities - None

Item 4 Mine Safety Disclosures - None

Item 5 Other Information - None

Item 6 Exhibits

(a)	Exhibits

	31.1	Rule 13a-14(a) Certification for Harold M. Stratton II, Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

	32 (1)	18 U.S.C. Section 1350 Certifications

	101	The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 9, 2012	By	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)