Form 10-K
period 2012-07-01
STRATTEC SECURITY CORP
filed 2012-09-06
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 1, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25150

STRATTEC SECURITY CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1804239
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 West Good Hope Road, Milwaukee, WI 53209

(Address of principal executive offices)

(414) 247-3333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 30, 2011 (the last business day of the Registrant’s most recently completed second quarter), was approximately $64,198,000 (based upon the last reported sale price of the Common Stock at December 30, 2011, on the NASDAQ Global Market).

Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On August 10, 2012, there were outstanding 3,303,964 shares of the Registrant’s $.01 par value Common Stock.

Documents Incorporated by Reference

Part of the Form 10-K
Document	into which incorporated
Portions of the Annual Report to Shareholders for the
fiscal year ended July 1, 2012	I, II, IV

Portions of the Proxy Statement dated September 6, 2012, for the
Annual Meeting of Shareholders to be held on October 9, 2012.	III

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2012 Annual Report to Shareholders and the Company’s Proxy Statement, dated September 6, 2012, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning. These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials) and other matters described under “Risk Factors” in the Management’s Discussion and Analysis section of the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by reference in Part I, Item 1A of this report and in the Company’s other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

The information set forth under “Company Description” which appears on pages 5 through 12 of the Company’s 2012 Annual Report to Shareholders is incorporated herein by reference. For information as to export sales, see the information set forth under “Notes to Financial Statements-Export Sales” included on page 46 of the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by reference.

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

Sources and Availability of Raw Materials

The Company’s primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included on page 25 of the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by reference.

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

Dependence Upon Significant Customers

A very significant portion of the Company’s annual sales are to General Motors Company, Ford Motor Company, and Chrysler Group LLC. These three customers accounted for approximately 68 percent of the Company’s net sales in 2012, 66 percent of the Company’s net sales in 2011 and 67 percent of the Company’s net sales in 2010. Further information regarding sales to the Company’s largest customers is set forth under the caption “Risk Factors—Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included on page 24 of the Company’s 2012 Annual Report to Shareholders and “Notes to Financial Statements-Sales and Receivable Concentration” included on page 46 of the Company’s 2012 Annual Report to Shareholders, all of which are incorporated herein by reference.

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

The Company’s lockset, housing and power access competitors include Huf North America, Ushin-Ortech, Tokai-Rika, Alpha-Tech, Valeo, Honda Lock, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included on page 26 of the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by reference.

Research and Development

The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2012, 2011, and 2010, the Company spent approximately $1.2 million, $1.5 million, and $900,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and will continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company’s interests resulting from these activities.

Customer Tooling

The Company incurs costs related to tooling used in component production and assembly. Some of these costs are reimbursed by customers who then own the tools involved. See the information set forth under “Notes to Financial Statements-Organization and Summary of Significant Accounting Policies-Customer Tooling in Progress” included on page 33 of the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by reference.

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

As discussed in “Notes to Financial Statements-Commitments and Contingencies” included on page 40 of the Company’s 2012 Annual Report to Shareholders, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from a former above-ground solvent storage tank located on the east side of the facility, which occurred in 1985. This situation is being monitored by the Company.

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

Employees

At July 1, 2012, the Company had approximately 2,507 full-time employees, of which approximately 217 or 8.7 percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility. In October 2009, a new contract with the unionized associates was ratified and is effective through June 29, 2014. During June 2001, there was a 16-day strike by the represented employees at the Company’s Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors-Disruptions Due to Work Stoppages and Other labor Matters” included on page 25 of the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by reference.

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

Item 1A. Risk Factors

The information set forth under “Risk Factors” which appears on pages 23 through 26 of the Company’s 2012 Annual Report to Shareholders is incorporated herein by reference. The risks described in the section “Risk Factors” in the Company’s 2012 Annual Report to Shareholders are not the only risks the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the events or circumstances described in those risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of the Company’s common stock could decline.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program. At July 1, 2012, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395. The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through July 1, 2012, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the quarter or year ended July 1, 2012.

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “STRT.”

The information set forth under “Financial Summary – Quarterly Financial Data (Unaudited)” included on page 51 of the Company’s 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data

The information set forth under “Financial Summary – Five Year Financial Summary” which appears on page 50 of the Company’s 2012 Annual Report to Shareholders is incorporated herein by reference. Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference elsewhere herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under “Management’s Discussion and Analysis” which appears on pages 13 through 26 of the Company’s 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of certain raw material commodity prices. See “Management’s Discussion and Analysis-Results of Operations” of the Company’s 2012 Annual Report to Shareholders which is incorporated herein by reference for additional information regarding our raw material commodity prices.

We do not utilize financial instruments for trading purposes. We have not had outstanding borrowings with third parties since December 1997. There is, therefore, currently no significant exposure to market risk for changes in interest rates. To the extent that we incur future borrowings under our line of credit, we would be subject to interest rate risk related to such borrowings.

We are subject to exposure from changes in foreign currency exchange rates related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. Beginning in January 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our weekly estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that were effective during fiscal 2011 and 2012 expired July 6, 2012, and provided for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date was below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date was above 12.85. Additional contracts that are effective July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency option contracts are recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other Income, net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero. As a result, premiums related to the contracts did not impact our earnings.

The following table quantifies the outstanding Mexican peso currency option contracts as of July 1, 2012 (thousands of dollars):

		Average		Foreign Exchange Gain/(Loss) From:
	Notional Amount	Option Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Contracts Effective July 2, 2012
– July 6, 2012
Buy MXP/Sell USD	$684	11.85	$—	$(2)	$—
Buy MXP/Sell USD	$684	12.85	$(26)	$(26)	$59
Contracts Effective July 6, 2012
– June 28, 2013
Buy MXP/Sell USD	$10,200	12.40	$80	$(420)	$66
Buy MXP/Sell USD	$10,200	13.40	$(449)	$(268)	$651

The fair market value of all outstanding peso option contracts in the accompanying Consolidated Balance Sheets was as follows (thousands of dollars):

	July 1, 2012	July 3, 2011
Not designated as hedging instruments:
Other current assets:
Mexican peso option contracts	$—	$245
Other current liabilities:
Mexican peso option contracts	$(395)	$—

The pre-tax effects of the peso option contracts on the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income consisted of the following (thousands of dollars):

	Other Income, net
	July 1, 2012	July 3, 2011
Not Designated as Hedging Instruments:
Realized gain	$18	$33
Realized (loss)	$(438)	$—
Unrealized (loss) gain	$(640)	$245

See “Risk Factors – Currency Exchange Rate Fluctuations” and “Risk Factors—Sources of and Fluctuations in Market Prices of Raw Materials” included on page 25 of the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by reference, for more information.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Deloitte & Touche LLP dated September 6, 2012, the report of management on internal control over financial reporting and the report of Deloitte & Touche LLP on internal control over financial reporting dated September 6, 2012, which appear on pages 27 through 49 of the Company’s 2012 Annual Report to Shareholders, are incorporated herein by reference.

Our quarterly results of operations included under “Financial Summary-Quarterly Financial Data (Unaudited)” which appears on page 51 of the Company’s 2012 Annual Report to Shareholders is incorporated herein by reference.

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

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The report of management required under this Item 9A is included on page 47 of the Company’s 2012 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.

The attestation report required under this Item 9A is included on page 48 of the Company’s 2012 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Item 9B. Other Information

Disclosure is included in this Form 10-K with respect to the following items of Form 8-K for events that occurred effective as of September 1, 2012:

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers – Effective September 1, 2012, Harold M. Stratton II, the Company’s Chairman of the Board and former Chief Executive Officer, retired as an employee of STRATTEC. Accordingly, effective as of September 1, 2012, Mr. Stratton ceased serving as the Company’s Chief Executive Officer. Mr. Stratton continues to serve on the Company’s Board of Directors as Chairman. Moreover, effective as of September 1, 2012, the Company’s former President and Chief Operating Officer, Frank J. Krejci, was appointed as the Company’s President and Chief Executive Officer. Information regarding Mr. Krejci, including his background, experience, qualifications and compensation arrangements, is included in the Company’s Proxy Statement, dated September 6, 2012 under the sections titled “Proposal: Election of Directors” and “Executive Compensation,” which information is incorporated herein by reference. The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement, dated September 6, 2012, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 1.01. Entry into a Material Definitive Agreement – Effective as of September 1, 2012, STRATTEC entered into a letter agreement with Harold M. Stratton II (the “Letter Agreement”) to address his retirement and the termination of the employment agreements previously entered into between the Company and Mr. Stratton. The Letter Agreement also addresses the impact of Mr. Stratton’s retirement as an employee upon outstanding stock options and unvested shares of restricted stock held by Mr. Stratton effective as of September 1, 2012. The description of the terms of the Letter Agreement in this report does not purport to be complete and is qualified in its entirety by the terms and conditions of the Letter Agreement, a copy of which is attached hereto as Exhibit 10.8 and is incorporated herein by reference.

Item 1.02. Termination of a Material Definitive Agreement – As noted above, the Letter Agreement terminates certain employment agreements previously entered into by the Company with Mr. Stratton.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information included in the Company’s Proxy Statement, dated September 6, 2012, under “Proposal: Election of Directors,” “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of three outside independent Directors, David R. Zimmer, Audit Committee Chairman, Robert Feitler, and Michael J. Koss.

Item 11. Executive Compensation

The information included in the Company’s Proxy Statement, dated September 6, 2012, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement, dated September 6, 2012, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information included in the Company’s Proxy Statement, dated September 6, 2012, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of July 1, 2012, for the Company’s Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	332,800	$28.19	170,743
Equity compensation plans not approved by shareholders	—	—	—

Total	332,800	$28.19	170,743

Item 13. Certain Relationships and Related Transactions and Director Independence

The information included in the Company’s Proxy Statement, dated September 6, 2012, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information included in the Company’s Proxy Statement, dated September 6, 2012, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)(i)	Financial Statements—The following financial statements of the Company, included on pages 27 through 49 of the Company’s 2012 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Form 10-K annual report:

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Consolidated Balance Sheets—as of July 1, 2012 and July 3, 2011

Consolidated Statements of Operations and Comprehensive (Loss) Income—years ended July 1, 2012, July 3, 2011         and June 27, 2010

Consolidated Statements of Shareholders’ Equity – years ended July 1, 2012, July 3, 2011 and June 27, 2010

Consolidated Statements of Cash Flows—years ended July 1, 2012, July 3, 2011 and June 27, 2010

Notes to Financial Statements

(2)	Financial Statement Schedule

All schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Financial Statements or Notes thereto.

(3)	Exhibits. See “Exhibit Index” beginning on page 13.

(b)	Exhibits

See “Exhibit Index” and the exhibits attached hereto or previously filed as described in the “Exhibit Index” beginning on page 13.

(c)	Financial Statement Schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATTEC SECURITY CORPORATION

By:	/s/ Frank J. Krejci
Frank J. Krejci
President and Chief Executive Officer

Date: September 6, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank J. Krejci Frank J. Krejci	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 6, 2012

/s/ Harold M. Stratton II Harold M. Stratton II	Chairman and Director	August 21, 2012

/s/ Michael J. Koss Michael J. Koss	Director	August 21, 2012

/s/ Robert Feitler Robert Feitler	Director	August 21, 2012

/s/ David R. Zimmer David R. Zimmer	Director	August 21, 2012

/s/ Patrick J. Hansen Patrick J. Hansen	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 6, 2012

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

Exhibit
3.1 (1)	Amended and Restated Articles of Incorporation of the Company	*
3.2 (2)	By-laws of the Company	*
4.1 (4)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.2 (4)	Security Agreement, dated as of August 1, 2011, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*
10.1 **	Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan
10.2 (2) **	Form of Restricted Stock Grant Agreement with employees	*
10.3 **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Executive Officers and Senior Managers
10.4 (6) **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Non-employee Members of the Board of Directors	*
10.5 (5) **	Amended STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*
10.6 (5)**	Employment Agreement between the Company and Harold M. Stratton II, Frank J. Krejci, Patrick J. Hansen, Rolando J. Guillot, Kathryn E. Scherbarth, Dennis A. Kazmierski, Brian J. Reetz and Richard P. Messina made as of May 5, 2010.	*
10.7 (5)**	Change of Control Employment Agreement between the Company and Harold M. Stratton II , Frank J. Krejci, Patrick J. Hansen, Rolando J. Guillot, Kathryn E. Scherbarth, Dennis A. Kazmierski, Brian J. Reetz and Richard P. Messina made as of May 5, 2010.	*
10.8**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012
10.9**	Form of Restricted Stock Grant Agreement with non-employee directors
13	Annual Report to Shareholders for the year ended July 1, 2012
21 (3)	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm dated September 6, 2012
31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (7)	18 U.S.C. Section 1350 Certifications
101 ***	Interactive Data Files pursuant to Rule 405 of Regulation S-T

*	Previously filed
**	Management contract or compensatory plan or arrangement
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.
(2)	Incorporated by reference from the exhibit to the Form 8-K filed on October 7, 2005.
(3)	Incorporated by reference from the exhibit to the June 29, 2008 Form 10-K filed on August 29, 2008.
(4)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.
(5)	Incorporated by reference from the exhibit to the March 28, 2010 Form 10-Q filed on May 6, 2010.
(6)	Incorporated by reference from the exhibit to the July 3, 2011 Form 10-K filed on September 8, 2011.
(7)

This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.