Form 10-Q
period 2012-09-30
STRATTEC SECURITY CORP
filed 2012-11-08
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Common stock, par value $0.01 per share: 3,314,458 shares outstanding as of September 30, 2012

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 30, 2012

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials) and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed with the Securities and Exchange Commission for the year ended July 1, 2012.

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

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net sales	$70,807	$66,377
Cost of goods sold	57,094	54,873

Gross profit	13,713	11,504
Engineering, selling and administrative expenses	9,120	8,208

Income from operations	4,593	3,296
Interest income	3	17
Equity loss of joint ventures	(12)	(120)
Interest expense	(5)	(31)
Other expense, net	(18)	(868)

Income before provision for income taxes	4,561	2,294
Provision for income taxes	1,246	321

Net income	3,315	1,973
Net income attributed to non-controlling interest	645	691

Net income attributable to STRATTEC SECURITY CORPORATION	$2,670	$1,282

Comprehensive Income (Loss):
Net income	$3,315	$1,973
Change in cumulative translation adjustments, net	732	(2,949)

Comprehensive income (loss)	4,047	(976)
Comprehensive income attributed to non-controlling interest	670	611

Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$3,377	$(1,587)

Earnings per share:
Basic	$0.79	$0.39

Diluted	$0.78	$0.39

Average shares outstanding:
Basic	3,309	3,294
Diluted	3,340	3,326

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income (loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	September 30, 2012	July 1, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,274	$17,487
Receivables, net	45,051	44,496
Inventories
Finished products	7,545	5,313
Work in process	6,242	5,659
Purchased materials	12,995	11,564
Excess and obsolete reserve	(1,300)	(1,300)

Inventories, net	25,482	21,236
Other current assets	17,053	18,072

Total current assets	103,860	101,291
Deferred income taxes	9,742	9,742
Investment in joint ventures	8,352	8,139
Other long-term assets	511	536
Property, plant and equipment	154,955	152,014
Less: accumulated depreciation	(107,341)	(105,684)

Net property, plant and equipment	47,614	46,330

	$170,079	$166,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,253	$24,149
Borrowings under credit facility	1,500	—
Accrued Liabilities:
Payroll and benefits	15,373	19,233
Environmental reserve	1,431	1,436
Warranty	5,284	4,958
Other	7,920	7,197

Total current liabilities	57,761	56,973
Accrued pension obligations	18,979	18,202
Accrued postretirement obligations	3,264	3,465
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,942,557 shares at September 30, 2012 and 6,932,457 shares at July 1, 2012	69	69
Capital in excess of par value	80,708	80,621
Retained earnings	173,924	171,590
Accumulated other comprehensive loss	(35,050)	(35,757)
Less: treasury stock, at cost (3,628,099 shares at September 30, 2012 and 3,628,673 shares at July 1, 2012)	(135,961)	(135,971)

Total STRATTEC SECURITY CORPORATION shareholders’ equity	83,690	80,552
Non-controlling interest	6,385	6,846

Total shareholders’ equity	90,075	87,398

	$170,079	$166,038

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,315	$1,973
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,758	1,652
Foreign currency transaction loss (gain)	455	(1,699)
Stock based compensation expense	76	174
Equity loss of joint ventures	12	120
Unrealized (gain) loss on foreign currency option contracts	(311)	2,305
Change in operating assets and liabilities:
Receivables	(413)	(2,207)
Inventories	(4,246)	(2,177)
Other assets	1,116	(696)
Accounts payable and accrued liabilities	(29)	331
Other, net	(30)	16

Net cash provided by (used in) operating activities	1,703	(208)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(200)	—
Purchase of property, plant and equipment	(2,711)	(3,492)
Proceeds received on sale of property, plant and equipment	30	—

Net cash used in investing activities	(2,881)	(3,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	1,500	—
Dividends paid to non-controlling interests of subsidiaries	(1,131)	—
Dividends paid	(336)	(335)
Exercise of stock options and employee stock purchases	19	16
Repayment of loan from related parties	—	(400)

Net cash provided by (used in) financing activities	52	(719)
Foreign currency impact on cash	(87)	357

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,213)	(4,062)

CASH AND CASH EQUIVALENTS
Beginning of period	17,487	17,250

End of period	$16,274	$13,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$168	$527

Interest paid	12	42

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products, including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive of Velbert, Germany, and ADAC Automotive of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market each company’s products to global customers under the “VAST” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support for our products.

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

In the opinion of management, the accompanying condensed consolidated balance sheet as of July 1, 2012, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2012 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 6, 2012.

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. We have contracts with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that were effective in fiscal 2012 and expired on July 6, 2012 provided for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date was below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date was above 12.85. Contracts that are effective during the period July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Expense, net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero. As a result, premiums related to the contracts did not impact our earnings during the periods presented herein.

The following table quantifies the outstanding Mexican peso currency option contracts as of September 30, 2012 (thousands of dollars):

	Effective Dates	Notional Amount	Average Option Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$7,600	12.40	$55
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$7,600	13.40	$(140)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	September 30, 2012	July 1, 2012
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$(85)	$(395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2012 and October 2, 2011 consisted of the following (thousands of dollars):

	Other Expense, net Three Months Ended
	September 30, 2012	October 2, 2011
Not Designated as Hedging Instruments:
Realized Gain	$—	$18
Realized (Loss)	$(34)	$(14)
Unrealized Gain (Loss)	$311	$(2,305)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of September 30, 2012 and July 1, 2012. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands of dollars):

	Fair Value Inputs
	Quoted Prices In Active Markets	Observable Inputs Other Than Market Prices	Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$221	$—	$—
Mid Cap	216	—	—
Large Cap	680	—	—
U.S. Treasury Securities	2,034	—	—
Cash and Cash Equivalents	1,286	—	—
Mexican Peso Option Contracts	—	55	—

Total Assets at Fair Value	$4,437	$55	$—

Liabilities:
Mexican Peso Option Contracts	$—	$140	$—

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets. The Rabbi Trust assets are classified as Level 1 assets. Refer to the discussion of Mexican peso option contracts under Derivative Instruments above. The fair value of the Mexican Peso option contracts are based on an option pricing model that considers the remaining term, current exchange rate and volatility of the underlying foreign currency base. There were no transfers between Level 1 and Level 2 assets during the three ended September 30, 2012.

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

	Three Months Ended
	September 30, 2012	October 2, 2011
Net Sales	$21,281	$21,403
Cost of Goods Sold	17,241	19,218

Gross Profit	4,040	2,185
Engineering, Selling and Administrative Expenses	4,042	2,750

Loss From Operations	(2)	(565)
Other Income, net	40	199

Income (Loss) before Provision for Income taxes	38	(366)
Provision for Income Taxes	80	—

Net Loss	$(42)	$(366)

STRATTEC’s Share of VAST LLC Net Loss	$(14)	$(122)
Intercompany Profit Elimination	2	2

STRATTEC’s Equity Loss of Joint Ventures	$(12)	$(120)

Credit Facilities and Guarantees

As of September 30, 2012, STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. The STRATTEC Credit Facility expires August 1, 2014. As of September 30, 2012, ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility expires June 28, 2015. Any borrowings under the credit facilities will be secured by our U.S. cash balances, accounts receivable, inventory and property. Interest on borrowings under these credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 to 1.75 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the maintenance of a minimum net worth level. The ADAC-STRATTEC credit facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at September 30, 2012 or July 1, 2012. There were no borrowings under the STRATTEC Credit Facility during fiscal 2013 to date or during fiscal 2012. Borrowings under the ADAC-STRATTEC Credit Facility totaled $1.5 million at September 30, 2012. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.0 million and 2.02 percent, respectively, during the three months ended September 30, 2012. There were no borrowings under the ADAC-STRATTEC Credit Facility during fiscal 2012.

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through September 30, 2012, costs of approximately $445,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at September 30, 2012, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month period ended September 30, 2012 is as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributed to STRATTEC	Equity Attributed to Non-Controlling Interest
Balance, July 1, 2012	$87,398	$80,552	$6,846
Net Income	3,315	2,670	645
Dividend Declared	(336)	(336)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(1,131)	—	(1,131)
Translation adjustments	732	707	25
Stock Based Compensation	76	76	—
Tax Benefit – Dividend Paid on Restricted Shares	2	2	—
Employee Stock Purchases and Stock Option Exercises	19	19	—

Balance, September 30, 2012	$90,075	$83,690	$6,385

Other Expense, net

Net other expense included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) primarily includes foreign currency transaction gains and losses, unrealized gains and losses on our Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses are the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. We entered into the Mexican Peso currency option contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Foreign Currency Transaction (Loss) Gain	$(455)	$1,699
Rabbi Trust Gain (Loss)	64	(241)
Unrealized Gain (Loss) on Mexican Peso
Option Contracts	311	(2,305)
Realized (Loss) Gain on Mexican Peso Option
Contracts, net	(34)	4
Other	96	(25)

	$(18)	$(868)

Income Taxes

The income tax provisions for the three month periods ended September 30, 2012 and October 2, 2011 were impacted by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

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

	Three Months Ended
	September 30, 2012	October 2, 2011
Net Income	$2,670	$1,282
Less: Income Attributable to Participating Securities	51	—

Net Income Attributable to Common Shareholders	$2,619	$1,282

Weighted Average Shares of Common Stock Outstanding	3,309	3,294
Incremental Shares – Stock based Compensation	31	32

Diluted Weighted Average Shares of Common Stock Outstanding	3,340	3,326

Basic Earnings Per Share	$0.79	$0.39

Diluted Earnings Per Share	$0.78	$0.39

Net earnings available to participating securities were not significant for the three months ended October 2, 2011. We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of September 30, 2012, options to purchase 220,000 shares of common stock at a weighted-average exercise price of $37.27 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of October 2, 2011, options to purchase 250,000 shares of common stock at a weighted-average exercise price of $33.78 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of September 30, 2012 were 110,593. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the three months ended September 30, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 1, 2012	332,800	$28.19
Granted	40,000	$25.64
Exercised	(500)	$10.92
Expired	(2,000)	$44.93
Forfeited	(2,000)	$17.59

Outstanding, September 30, 2012	368,300	$27.90	5.7	$1,061

Exercisable, September 30, 2012	189,200	$33.72	4.3	$716

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three month periods presented was as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Intrinsic Value of Options Exercised	$6	$—
Fair Value of Stock Options Vesting	$—	$—

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented were as follows:

	Three Months Ended
	September 30, 2012	October 2, 2011
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$10.48	$10.29
Assumptions:
Risk Free Interest Rate	0.95%	1.23%
Expected Volatility	57.58%	59.88%
Expected Dividend Yield	1.69%	1.74%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the three months ended September 30, 2012 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 1, 2012	49,400	$20.45
Granted	24,150	$23.69
Vested	(9,600)	$14.75
Forfeited	—	—

Nonvested Balance, September 30, 2012	63,950	$22.53

As of September 30, 2012, there was $1.1 million of total unrecognized compensation cost related to stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 1 year. As of September 30, 2012, there was approximately $740,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 11 months. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under the plan.

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

We have a noncontributory supplemental executive retirement plan (“SERP”), which is a nonqualified defined benefit plan that essentially mirrors the qualified plan, but provides benefits in excess of certain limits placed on our qualified retirement plan by the Internal Revenue Code. The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a Rabbi trust with BMO Harris Bank N.A. We also sponsor a postretirement health care plan for all of our U.S. associates hired prior to June 2, 2001. The expected cost of retiree health care benefits is recognized during the years that the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and is subject to a maximum five year coverage period based on the associate’s retirement date and age. The postretirement health care plan is unfunded.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these two plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$52	$38	$4	$3
Interest cost	1,123	1,196	45	57
Expected return on plan assets	(1,532)	(1,603)	—	—
Amortization of prior service cost	3	3	(191)	(191)
Amortization of unrecognized net loss	1,131	603	225	168

Net periodic benefit cost	$777	$237	$83	$37

No contributions were made to the qualified pension plan during the three month periods ended September 30, 2012 or October 2, 2011. Contributions of $750,000 were made subsequent to September 30, 2012 and additional contributions of $2.25 million are anticipated to be made during the remainder of fiscal 2013.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2012 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to its Form 10-K on September 6, 2012. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 30, 2012 compared to the three months ended October 2, 2011

	Three Months Ended
	September 30, 2012	October 2, 2011
Net Sales (in millions)	$70.8	$66.4

Aggregate sales to our largest customers overall increased in the current quarter compared to the prior year quarter levels. Sales to each of our largest customers in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	September 30, 2012	October 2, 2011
Chrysler Group LLC	$22.4	$19.8
General Motors Company	$15.1	$16.1
Ford Motor Company	$9.6	$8.3
Hyundai / Kia	$2.8	$3.8

Increased sales to Chrysler Group LLC and Ford Motor Company in the current quarter were primarily due to increased customer vehicle production volumes. New product content also contributed to the increased sales to Ford Motor Company. The reduction in sales to General Motors Company in the current quarter was mostly attributed to a combination of lost model programs offset by higher vehicle production on other models we supply to that customer. The reduction in sales to Hyundai / Kia in the current quarter was principally due to reduced customer vehicle production volumes.

	Three Months Ended
	September 30, 2012	October 2, 2011
Gross Profit as a Percentage of Net Sales	19.4%	17.3%

The higher gross profit margin in the current year quarter was primarily attributed to higher customer vehicle production volumes which increased overhead absorption of our manufacturing costs, a favorable content sales mix including new products, ongoing cost reduction initiatives and a favorable Mexican Peso to U.S. dollar exchange rate which positively affected the U.S. dollar cost of our Mexican operations in the current year quarter. These favorable impacts were partially offset by higher medical costs and higher expense provisions for both our pension plan and for the accrual of bonuses earned under our Economic Value Added (EVA®) Incentive Bonus Plans. The average U.S. dollar/Mexican peso exchange rate increased to approximately 13.14 pesos to the dollar in the current year quarter from approximately 12.36 pesos to the dollar in the prior year quarter. This resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $545,000 in the current year quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were $9.1 million in the current year quarter compared to $8.2 million in the prior year quarter. The increase in these expenses was primarily due to increased product development costs, higher medical costs and higher expense provisions for both our pension plan and for the accrual of bonuses earned under our incentive bonus plans in the current year quarter as compared to the prior year quarter. Our defined benefit pension plan was frozen in regards to future benefit accruals effective the end of Calendar Year 2009.

Income from operations in the current year quarter was $4.6 million compared to $3.3 million in the prior year quarter. This change was the result of the increase in sales and gross profit margin in the current year quarter over the prior year quarter as discussed above.

Equity loss of joint ventures was $12,000 during the current year quarter compared $120,000 in the prior year quarter. During the prior fiscal year our joint ventures in China and Brazil continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs continued for VAST China in the current quarter. These items resulted in STRATTEC incurring an equity loss from joint ventures in both the current year and prior year quarters. We anticipate these transition costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year.

Included in other expense, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Foreign Currency Transaction (Loss) Gain	$(455)	$1,699
Rabbi Trust Gain (Loss)	64	(241)
Unrealized Gain (Loss) on Mexican Peso
Option Contracts	311	(2,305)
Realized (Loss) Gain on Mexican Peso
Option Contracts, net	(34)	4
Other	96	(25)

	$(18)	$(868)

Foreign currency transaction gains and losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. In the prior year quarter, the Mexican peso appreciated significantly to the U.S. dollar creating unrealized losses on our Mexican peso currency option contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses recognized as a result of mark-to-market adjustments as of September 30, 2012 totaled approximately $85,000, all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Our Rabbi Trust funds our supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended September 30, 2012 and October 2, 2011 was impacted by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 30, 2012 was as follows (in thousands of dollars):

Chrysler	$14,653
General Motors	$9,645
Ford	$5,902
Hyundai / Kia	$768

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of September 30, 2012, $8.4 million of our $16.3 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash flow provided by operating activities was $1.7 million during the three months ended September 30, 2012, compared to cash flow used in operating activities of $208,000 during the three months ended October 2, 2011. The change in cash flow provided by operating activities was primarily attributable to an improvement in our overall financial results and reduced working capital requirements in the current year period as compared to the prior year period. Net income adjusted for non-cash items such as depreciation, unrealized gains and losses on foreign currency contracts and foreign currency transaction gains and losses increased approximately $780,000 in the current quarter as compared to the prior year quarter. Cash used for working capital requirements decreased approximately $1.1 million in the current quarter as compared to the prior year quarter. Our working capital requirements during the current quarter and prior year quarter were impacted by a significant increase in inventory resulting from the build-up of inventory in support of production shipment requirements for new model year launches. Prior year quarter working capital requirements were also impacted by a significant increase in accounts receivable resulting from significantly increases sales levels during that quarter. During the current year quarter, the other current assets balance was reduced by approximately $1.0 million as a result of billings made for customer tooling balances. Current quarter operating cash flow was also impacted by an August 2012 payment of approximately $5.2 million in bonuses, which were earned during fiscal 2012 under our incentive bonus plans. Bonus payments totaled approximately $4.3 million in the prior year quarter. No pension contributions were made to our qualified plan during the current quarter or the prior year quarter.

During the three months ended September 30, 2012, our portion of capital contributions made to VAST LLC in support of general operating expenses totaled $200,000. During the current year period the VAST joint venture in China incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally by VAST LLC. We anticipate these transition costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year. In addition, we anticipate that VAST China capital expenditures will total approximately $7 million during each of calendar year 2012 and 2013 in support of the new product line and new programs. As a result, we estimate that our portion of additional capital contributions to VAST LLC could be $1 million to $2 million during our fiscal year 2013.

Capital expenditures during the current year quarter totaled $2.7 million compared to $3.5 million in the prior year quarter. We anticipate that capital expenditures will be approximately $9 million in fiscal 2013, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at September 30, 2012. A total of 3,655,322 shares have been repurchased over the life of the program through September 30, 2012, at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended September 30, 2012. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2013.

We have a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. The STRATTEC Credit Facility expires August 1, 2014. As of September 30, 2012, ADAC-STRATTEC LLC had a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility expires June 28, 2015. Any borrowings under the credit facilities will be secured by our U.S. cash balances, accounts receivable, inventory and property. Interest on borrowings under these credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 to 1.75 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the maintenance of a minimum net worth level. The ADAC-STRATTEC credit facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at September 30, 2012 or July 1, 2012. There were no borrowings under the STRATTEC Credit Facility during fiscal 2013 to date or during fiscal 2012. Borrowing under the ADAC-STRATTEC Credit Facility totaled $1.5 million at September 30, 2012. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1 million and 2.02 percent, respectively, during the three months ended September 30, 2012. There were no borrowings under the ADAC-STRATTEC Credit Facility during fiscal 2012. We believe that the Credit Facilities are adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital, dividend and operating expenditure requirements.

Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. Moreover, in January 2011 and August 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that were effective in fiscal 2012 and expired on July 6, 2012 provided for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date was below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date was above 12.85. Contracts that are effective during the period July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other Expense, net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero. As a result, premiums related to the contracts did not impact our earnings during the periods presented herein.

The following table quantifies the outstanding Mexican peso currency option contracts as of September 30, 2012 (thousands of dollars):

		Average		Foreign Exchange Gain/(Loss) From:
	Notional Amount	Option Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Contracts Effective July 6, 2012 – June 28, 2013
Buy MXP/Sell USD	$7,600	12.40	$55	$(50)	$447
Buy MXP/Sell USD	$7,600	13.40	$(140)	$(403)	$127

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	September 30, 2012	July 1, 2012
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$(85)	$(395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2012 and October 2, 2011 consisted of the following (thousands of dollars):

	Other Expense, net
	Three Months Ended
	September 30, 2012	October 2, 2011
Not Designated as Hedging Instruments:
Realized Gain	$—	$18
Realized (Loss)	$(34)	$(14)
Unrealized Gain (Loss)	$311	$(2,305)

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity loss of joint ventures to STRATTEC of approximately $12,000 during the three months ended September 30, 2012 and approximately $120,000 during the three months ended October 2, 2011. During the prior fiscal year our joint ventures in China and Brazil continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs continued for VAST China in the current quarter. These items resulted in STRATTEC incurring an equity loss from joint ventures in both the current year and prior year quarters. We anticipate these transition costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year. During the three months ended September 30, 2012, cash capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the cash capital contributions totaled $200,000. No capital contributions were made to VAST LLC during the three months ended October 2, 2011.

In fiscal year 2007, we entered into a joint venture with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC. Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $340,000 during the three months ended September 30, 2012 and approximately $311,000 during the three months ended October 2, 2011.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $805,000 during the three months ended September 30, 2012 and approximately $580,000 during the three months ended October 2, 2011.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At September 30, 2012, we had $1.5 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the three months ended September 30, 2012 was $5,000. A 10% increase or decrease in the interest rate on borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency: We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. In January 2011 and August 2011, we entered into agreements with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that were effective in fiscal 2012 and expired on July 6, 2012 provided for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date was below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date was above 12.85. Contracts that are effective during the period July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value of the currency option contracts are reported in current earnings as part of Other Expense, net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero. As a result, premiums related to the contracts did not impact our earnings during the periods presented herein.

The following table quantifies the outstanding Mexican peso currency option contracts as of September 30, 2012 (thousands of dollars):

	Effective Dates	Notional Amount	Average Option Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$7,600	12.40	$55
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$7,600	13.40	$(140)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	September 30, 2012	July 1, 2012
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$(85)	$(395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2012 and October 2, 2011 consisted of the following (thousands of dollars):

	Other Expense, net
	Three Months Ended
	September 30, 2012	October 2, 2011
Not Designated as Hedging Instruments:
Realized Gain	$—	$18
Realized (Loss)	$(34)	$(14)
Unrealized Gain (Loss)	$311	$(2,305)

Item 4	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Item 1A - Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September  6, 2012.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through September 30, 2012, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended September 30, 2012.

Item 3 Defaults Upon Senior Securities - None

Item 4 Mine Safety Disclosures - None

Item 5 Other Information - None

Item 6 Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101*	The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 8, 2012	By	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)