Form 10-Q
period 2012-12-30
STRATTEC SECURITY CORP
filed 2013-02-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

or

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

Common stock, par value $0.01 per share: 3,318,640 shares outstanding as of December 30, 2012

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 30, 2012

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials) and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 6, 2012 with the Securities and Exchange Commission for the year ended July 1, 2012.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Net sales	$72,243	$65,886	$143,050	$132,263
Cost of goods sold	59,936	54,646	117,030	109,519

Gross profit	12,307	11,240	26,020	22,744
Engineering, selling and administrative expenses	8,481	7,979	17,601	16,187

Income from operations	3,826	3,261	8,419	6,557
Interest income	10	15	13	32
Equity loss of joint ventures	(99)	(192)	(111)	(312)
Interest expense	(10)	(23)	(15)	(54)
Other income (expense), net	187	503	169	(365)

Income before provision for income taxes	3,914	3,564	8,475	5,858
Provision for income taxes	1,074	1,260	2,320	1,581

Net income	2,840	2,304	6,155	4,277
Net income attributed to non-controlling interest	446	756	1,091	1,447

Net income attributable to STRATTEC SECURITY CORPORATION	$2,394	$1,548	$5,064	$2,830

Comprehensive Income:
Net income	$2,840	$2,304	$6,155	$4,277
Change in cumulative translation adjustments, net	(46)	304	686	(2,645)

Comprehensive income	2,794	2,608	6,841	1,632
Comprehensive income attributed to non-controlling interest	437	755	1,107	1,366

Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$2,357	$1,853	$5,734	$266

Earnings Per Share:
Basic	$0.71	$0.47	$1.50	$0.86

Diluted	$0.70	$0.47	$1.48	$0.85

Average Shares Outstanding:
Basic	3,317	3,301	3,313	3,298
Diluted	3,353	3,329	3,346	3,328
Cash dividends declared per share	$0.30	$0.10	$0.40	$0.20

The accompanying notes are an integral part of these condensed consolidated statements of operations and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	December 30,	July 1,
	2012	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,569	$17,487
Receivables, net	40,709	44,496
Inventories
Finished products	8,774	5,313
Work in process	6,203	5,659
Purchased materials	12,987	11,564
Excess and obsolete reserve	(1,428)	(1,300)

Inventories, net	26,536	21,236
Other current assets	16,195	18,072

Total current assets	102,009	101,291
Deferred income taxes	9,735	9,742
Investment in joint ventures	8,400	8,139
Other long-term assets	486	536
Property, plant and equipment	157,164	152,014
Less: accumulated depreciation	(108,879)	(105,684)

Net property, plant and equipment	48,285	46,330

	$168,915	$166,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,483	$24,149
Borrowings under credit facility	2,250	—
Accrued Liabilities:
Payroll and benefits	16,056	19,233
Environmental reserve	1,421	1,436
Warranty	4,992	4,958
Other	8,254	7,197

Total current liabilities	55,456	56,973
Accrued pension obligations	18,006	18,202
Accrued postretirement obligations	3,149	3,465

Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 6,946,357 shares at December 30, 2012 and 6,932,457 shares at July 1, 2012	69	69
Capital in excess of par value	81,151	80,621
Retained earnings	175,304	171,590
Accumulated other comprehensive loss	(35,087)	(35,757)
Less: treasury stock, at cost (3,627,717 shares at December 30, 2012 and 3,628,673 shares at July 1, 2012)	(135,955)	(135,971)

Total STRATTEC SECURITY CORPORATION shareholders’ equity	85,482	80,552
Non-controlling interest	6,822	6,846

Total shareholders’ equity	92,304	87,398

	$168,915	$166,038

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 30,	January 1,
	2012	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,155	$4,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,531	3,331
Foreign currency transaction loss (gain)	313	(1,605)
Stock based compensation expense	470	371
Equity loss of joint ventures	111	312
Unrealized (gain) loss on foreign currency option contracts	(349)	1,716
Change in operating assets and liabilities:
Receivables	3,689	4,172
Inventories	(5,300)	(1,170)
Other assets	1,953	(1,975)
Accounts payable and accrued liabilities	(4,536)	(4,235)
Other, net	(61)	16

Net cash provided by operating activities	5,976	5,210
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(200)	(200)
Purchase of property, plant and equipment	(5,188)	(6,289)
Proceeds received on sale of property, plant and equipment	61	—

Net cash used in investing activities	(5,327)	(6,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,250	—
Dividends paid to non-controlling interests of subsidiaries	(1,131)	—
Dividends paid	(688)	(670)
Exercise of stock options and employee stock purchases	71	64
Repayment of loan from related parties	—	(850)

Net cash provided by (used in) financing activities	502	(1,456)
Foreign currency impact on cash	(69)	248

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,082	(2,487)

CASH AND CASH EQUIVALENTS
Beginning of period	17,487	17,250

End of period	$18,569	$14,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,776	$1,080
Interest paid	23	73

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

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. We have contracts with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that were effective in fiscal 2012 and expired on July 6, 2012 provided for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date was below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date was above 12.85. Contracts that are effective during the period July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero. As a result, premiums related to the contracts did not impact our earnings during the periods presented herein.

The following table quantifies the outstanding Mexican peso currency option contracts as of December 30, 2012 (thousands of dollars):

			Average
		Notional	Option Contractual
	Effective Dates	Amount	Exchange Rate	Fair Value
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$5,400	12.40	$20
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$5,400	13.40	$(67)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	December 30, 2012	July 1, 2012
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$(47)	$(395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 30, 2012 and January 1, 2012 consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Six Months Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$—	$18
Realized (Loss)	$—	$(192)	$(34)	$(206)
Unrealized Gain (Loss)	$38	$589	$349	$(1,716)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of December 30, 2012 and July 1, 2012. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2012 (in thousands of dollars):

	Fair Value Inputs
	Level 1 Assets:	Level 2 Assets:	Level 3 Assets:
	Quoted Prices	Observable Inputs Other	Unobservable
	In Active Markets	Than Market Prices	Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$222	$—	$—
Mid Cap	219	—	—
Large Cap	667	—	—
U.S. Treasury Securities	1,635	—	—
Cash and Cash Equivalents	1,683	—	—
Mexican Peso Option Contracts	—	20	—

Total Assets at Fair Value	$4,426	$20	$—

Liabilities:
Mexican Peso Option Contracts	$—	$67	$—

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets. The Rabbi Trust assets are classified as Level 1 assets. Refer to the discussion of Mexican peso option contracts under Derivative Instruments above. The fair value of the Mexican Peso option contracts are based on an option pricing model that considers the remaining term, current exchange rate and volatility of the underlying foreign currency base. There were no transfers between Level 1 and Level 2 assets during the six months ended December 30, 2012.

Equity Loss of Joint Ventures

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

	Three Months Ended		Six Months Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Net Sales	$22,684	$17,009	$43,965	$38,412
Cost of Goods Sold	18,662	13,918	35,903	33,136

Gross Profit	4,022	3,091	8,062	5,276
Engineering, Selling and Administrative Expenses	4,679	3,874	8,721	6,623

Loss from Operations	(657)	(783)	(659)	(1,347)
Other Income, net	259	100	299	297

Loss Before Income
Tax Benefit	(398)	(683)	(360)	(1,050)
Income Tax Benefit	(94)	(96)	(14)	(96)

Net Loss	$(304)	$(587)	$(346)	$(954)

STRATTEC’s Share of VAST LLC
Net Loss	$(101)	$(196)	$(115)	$(318)
Intercompany Profit Eliminations	2	4	4	6

STRATTEC’s Equity Loss of Joint Ventures	$(99)	$(192)	$(111)	$(312)

Credit Facilities and Guarantees

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. The STRATTEC Credit Facility expires August 1, 2014. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility expires June 28, 2015. Any borrowings under the credit facilities will be secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.75 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the maintenance of a minimum net worth level. The ADAC-STRATTEC credit facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at December 30, 2012 or July 1, 2012. There were no borrowings under the STRATTEC Credit Facility during fiscal 2013 to date or during fiscal 2012. Borrowings under the ADAC-STRATTEC Credit Facility totaled $2,250,000 at December 30, 2012. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.9 million and 2.0 percent, respectively, during the six months ended December 30, 2012. There were no borrowings under the ADAC-STRATTEC Credit Facility during fiscal 2012.

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through December 30, 2012, costs of approximately $450,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination, the potential for remediation of the contamination by natural attenuation, and the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at December 30, 2012, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the six month period ended December 30, 2012 is as follows (in thousands):

	Total	Equity	Equity Attributed
	Shareholders’	Attributed to	to Non-Controlling
	Equity	STRATTEC	Interest
Balance, July 1, 2012	$87,398	$80,552	$6,846
Net Income	6,155	5,064	1,091
Dividend Declared	(1,350)	(1,350)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(1,131)	—	(1,131)
Translation adjustments	686	670	16
Stock Based Compensation	470	470	—
Tax Benefit – Dividend Paid on Restricted Shares	4	4	—
Employee Stock Purchases and Stock Option Exercises	72	72	—

Balance, December 30, 2012	$92,304	$85,482	$6,822

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income primarily includes foreign currency transaction gains and losses, unrealized gains and losses on our Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses are the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. We entered into the Mexican Peso currency option contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Foreign Currency Transaction Gain (Loss)	$142	$(95)	$(313)	$1,605
Rabbi Trust (Loss) Gain	(11)	144	53	(97)
Unrealized Gain (Loss) on Mexican Peso Option Contracts	38	589	349	(1,716)
Realized Loss on Mexican Peso Option Contracts, net	—	(192)	(34)	(188)
Other	18	57	114	31

	$187	$503	$169	$(365)

Income Taxes

The income tax provisions for the three and six month periods ended December 30, 2012 and January 1, 2012 were affected by the non-controlling interest portion of our pre-tax income and a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

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

	Three Months Ended		Six Months Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Net Income	$2,394	$1,548	$5,064	$2,830
Less: Income Attributable to Participating Securities	43	—	94	—

Net Income Attributable to Common Shareholders	$2,351	$1,548	$4,970	$2,830

Weighted Average Shares of Common Stock Outstanding	3,317	3,301	3,313	3,298
Incremental Shares – Stock based Compensation	36	28	33	30

Diluted Weighted Average Shares of Common Stock Outstanding	3,353	3,329	3,346	3,328

Basic Earnings Per Share	$0.71	$0.47	$1.50	$0.86

Diluted Earnings Per Share	$0.70	$0.47	$1.48	$0.85

Net earnings available to participating securities were not significant for the three or six months ended January 1, 2012. We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of December 30, 2012, options to purchase 206,000 shares of common stock at a weighted-average exercise price of $38.29 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of January 1, 2012, options to purchase 250,000 shares of common stock at a weighted-average exercise price of $33.78 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 30, 2012 were 112,793. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended December 30, 2012 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding, July 1, 2012	332,800	$28.19
Granted	40,000	$25.64
Exercised	(3,500)	$12.83
Expired	(2,000)	$44.93
Forfeited	(3,000)	$17.59

Outstanding, December 30, 2012	364,300	$28.05	5.4	$1,690

Exercisable, December 30, 2012	202,200	$32.74	4.2	$1,163

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Intrinsic Value of Options Exercised	$28	$26	$34	$26
Fair Value of Stock Options Vesting	$142	$197	$142	$197

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented were as follows:

	Six Months Ended
	December 30, 2012	January 1, 2012
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$10.48	$10.29
Assumptions:
Risk Free Interest Rate	0.95%	1.23%
Expected Volatility	57.58%	59.88%
Expected Dividend Yield	1.69%	1.74%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended December 30, 2012 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance, July 1, 2012	49,400	$20.45
Granted	24,150	$23.69
Vested	(10,400)	$15.44
Forfeited	(1,200)	$27.53

Nonvested Balance, December 30, 2012	61,950	$22.42

As of December 30, 2012, there was $871,000 of total unrecognized compensation cost related to stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 11 months. As of December 30, 2012, there was approximately $567,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 9 months. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

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

We have a noncontributory supplemental executive retirement plan (“SERP”), which is a nonqualified defined benefit plan that essentially mirrors the qualified plan, but provides benefits in excess of certain limits placed on our qualified retirement plan by the Internal Revenue Code. The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a Rabbi trust with BMO Harris Bank N.A. During our fiscal 2013 third quarter, it is anticipated that SERP benefits of approximately $5.7 million will be cash settled using primarily Rabbi trust assets and current cash balances. We currently estimate that we will incur a related settlement charge to operations of approximately $2.1 million pre-tax in our third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The charge will have no effect on equity because the unrealized actuarial losses are already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings will be offset by a corresponding reduction in accumulated other comprehensive loss.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Service cost	$52	$37	$3	$3
Interest cost	1,123	1,196	46	57
Expected return on plan assets	(1,532)	(1,603)	—	—
Amortization of prior service cost	3	3	(191)	(191)
Amortization of unrecognized net loss	1,131	604	224	168

Net periodic benefit cost	$777	$237	$82	$37

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Service cost	$104	$75	$7	$5
Interest cost	2,246	2,392	91	114
Expected return on plan assets	(3,064)	(3,205)	—	—
Amortization of prior service cost	6	6	(382)	(382)
Amortization of unrecognized net loss	2,262	1,207	449	337

Net periodic benefit cost	$1,554	$475	$165	$74

Contributions made to the qualified pension plan totaled $1,750,000 during the six month period ending December 30, 2012 and $1.0 million during the six month period ending January 1, 2012. Additional contributions of $1,250,000 are anticipated to be made during the remainder of the third and the fourth quarters of fiscal 2013.

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

Analysis of Results of Operations

Three months ended December 30, 2012 compared to the three months ended January 1, 2012

	Three Months Ended
	December 30, 2012	January 1, 2012
Net Sales (in millions)	$72.2	$65.9

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 30, 2012	January 1, 2012
Chrysler Group LLC	$23.0	$22.4
General Motors Company	13.5	14.4
Ford Motor Company	10.5	8.1
Tier 1 Customers	15.0	11.4
Commercial and Other OEM Customers	7.7	5.9
Hyundai / Kia	2.5	3.7

Total	$72.2	$65.9

Increased sales to Chrysler Group LLC and Ford Motor Company in the current quarter were primarily due to increased customer vehicle production volumes on models for which we supply components. New product content also contributed to the increased sales to Ford Motor Company. The reduction in sales to General Motors Company in the current quarter was primarily attributed to business we lost to other suppliers during the latter half of the 2012 model year, partially offset by higher production on other General Motors vehicles for which we continue to supply components. Increased sales to Tier 1, Commercial and Other OEM customers during the current quarter relates to market growth and the increasing impact of other vehicle access control products such as latches, fobs, and driver controls that have been developed in recent years to complement our historic core business of locks and keys. The reduction in sales to Hyundai / Kia in the current quarter was principally due to lower customer vehicle production volume and the discontinuation of a vehicle model for which we had been supplying components.

	Three Months Ended
	December 30, 2012	January 1, 2012
Gross Profit as a Percentage of Net Sales	17.0%	17.1%

The benefits of higher volumes on gross profit margin in the current quarter were negatively impacted by a less favorable product sales mix, an unfavorable Mexico Peso to U.S. Dollar exchange rate which negatively affected the U.S. dollar cost of our Mexican operations in the current year quarter, and higher expense provisions for our pension plan and for the accrual of bonuses earned under our incentive bonus plan. We froze our Defined Benefit Pension Plan for future benefit accruals effective January 1, 2010. Therefore, the increase in pension expense during the current year is attributed to a lower discount rate and the corresponding lower expected return on invested assets that are measured at the end of fiscal year 2012. The average U.S. dollar/Mexican peso exchange rate decreased to approximately 13.00 pesos to the dollar in the current year quarter from approximately 13.70 pesos to the dollar in the prior year quarter. This resulted in increased U.S. dollar costs related to our Mexican operations of approximately $458,000 in the current year quarter compared to the prior year quarter.

Engineering, selling and administrative expenses as a percent of net sales in the current quarter decreased to 11.7 percent from 12.1 percent in comparison to the prior year quarter. These expenses as a percent of net sales would have declined further except for increased costs primarily for our pension and incentive bonus plans as discussed above. During our fiscal 2013 third quarter, it is anticipated that SERP benefits of approximately $5.7 million will be cash settled using primarily Rabbi trust assets and current cash balances. We currently estimate that we will incur a related settlement charge to operations of approximately $2.1 million pre-tax in our third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The charge will have no effect on equity because the unrealized actuarial losses are already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings will be offset by a corresponding reduction in accumulated other comprehensive loss.

Income from operations in the current year quarter was $3.8 million compared to $3.3 million in the prior year quarter. This change was the result of the increase in sales, which was partially offset by lower gross profit margins in the current year quarter over the prior year quarter as discussed above.

Equity loss of joint ventures was $99,000 during the current year quarter compared $192,000 in the prior year quarter. During the prior fiscal year our joint ventures in China and Brazil continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs continued for VAST China in the current quarter. These costs resulted in STRATTEC incurring an equity loss from joint ventures in both the current year and prior year quarters. The facility moves have been completed, but we anticipate the start-up costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year.

Included in other income (expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 30, 2012	January 1, 2012
Foreign Currency Transaction Gain (Loss)	$142	$(95)
Rabbi Trust (Loss) Gain	(11)	144
Unrealized Gain on Mexican Peso Option Contracts	38	589
Realized Loss on Mexican Peso Option Contracts, net	—	(192)
Other	18	57

	$187	$503

Foreign currency transaction gains and losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. In September of the prior fiscal year, the Mexican peso devalued significantly to the U.S. dollar creating unrealized losses on our Mexican peso currency option contracts. In the prior year December quarter, realized losses were generated on the weekly commitments due under the contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses recognized as a result of mark-to-market adjustments as of December 30, 2012 totaled approximately $47,000, all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the option contract period. Our Rabbi Trust assets fund our supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended December 30, 2012 and January 1, 2012 was affected by the non-controlling interest portion of our pre-tax income and a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

Six months ended December 30, 2012 compared to the six months ended January 1, 2012

	Six Months Ended
	December 30, 2012	January 1, 2012
Net Sales (in millions)	$143.0	$132.2

Net Sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 30, 2012	January 1, 2012
Chrysler Group LLC	$45.4	$42.2
General Motors Company	28.6	30.4
Ford Motor Company	20.1	16.4
Tier 1 Customers	28.9	22.8
Commercial and Other OEM Customers	14.7	12.9
Hyundai / Kia	5.3	7.5

Total	$143.0	$132.2

Increased sales to Chrysler Group LLC and Ford Motor Company in the current year period were primarily due to increased customer vehicle production volumes on models for which we supply components. New product content also contributed to the increased sales to Ford Motor Company. The reduction in sales to General Motors Company in the current year period was primarily attributed to business we lost to other suppliers during the latter half of the 2012 model year, partially offset by higher production on other General Motors vehicles for which we continue to supply components. Increased sales to Tier 1, Commercial and Other OEM customers in the current year period relates to market growth and the increasing impact of other vehicle access control products such as latches, fobs and driver controls that have been developed in recent years to complement our historic core business of locks and keys. The reduction in sales to Hyundai / Kia in the current year period was principally due to lower customer vehicle production volume and the discontinuation of a vehicle model for which we had been supplying components.

	Six Months Ended
	December 30, 2012	January 1, 2012
Gross Profit as a Percentage of Net Sales	18.2%	17.2%

The higher gross profit margin in the current year period was primarily the result of favorable increased overhead absorption of our fixed manufacturing costs resulting from favorable customer production volumes of most of the vehicles for which we supply components. This was partially offset by a less favorable product content sales mix and higher expense provisions for our pension plan and for the accrual of bonuses earned under our incentive bonus plans. We froze our Defined Benefit Pension Plan for future benefit accruals effective January 1, 2010. Therefore, the increase in pension expense during the current year period was attributable to a lower discount rate and the corresponding lower expected return on invested assets that are measured at the end of fiscal year 2012.

Engineering, selling and administrative expenses as a percent of net sales were 12.3 percent in the current year period compared to 12.2 percent in the prior year period. These expenses as a percent of net sales would have declined except for increased costs for product development, higher medical costs, and increased costs for our pension and incentive bonus plans as discussed above. During our fiscal 2013 third quarter, it is anticipated that SERP benefits of approximately $5.7 million will be cash settled using primarily Rabbi trust assets and current cash balances. We currently estimate that we will incur a related settlement charge to operations of approximately $2.1 million pre-tax in our third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The charge will have no effect on equity because the unrealized actuarial losses are already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings will be offset by a corresponding reduction in accumulated other comprehensive loss.

Income from operations in the current year-to-date period was $8.4 million compared to $6.6 million in the prior year-to-date period. This change was the result of the increase in sales and gross profit margin in the current year-to-date period over the same period in the prior year as discussed above.

Equity loss of joint ventures was $111,000 during the current year-to-date period compared to $312,000 in the prior year-to-date period. During the prior fiscal year our joint ventures in China and Brazil continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs continued for VAST China in the current period. These costs resulted in STRATTEC incurring an equity loss from joint ventures in both the current year-to-date and prior year-to-date periods. The facility moves have been completed, but we anticipate the start-up costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year.

Included in net other income (expense) in the current year-to-date period and prior year-to-date period were the following items (in thousands):

	Six Months Ended
	December 30, 2012	January 1, 2012
Foreign Currency Transaction (Loss) Gain	$(313)	$1,605
Rabbi Trust Gain (Loss)	53	(97)
Unrealized Gain (Loss) on Mexican Peso Option Contracts	348	(1,716)
Realized Loss on Mexican Peso Option Option Contracts	(34)	(188)
Other	115	31

	$169	$(365)

Foreign currency transaction gains and losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. Our Rabbi Trust assets fund our supplemental executive retirement plan. The investments held in the Trust are considered trading securities. In September of the prior fiscal year, the Mexican peso devalued significantly to the U.S. dollar creating both foreign currency transaction gains and unrealized losses on our Mexican peso currency option contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses recognized as a result of mark-to-market adjustments as of December 30, 2012 totaled approximately $47,000 all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the option contract period.

Our income tax provision for each of the six month periods ended December 30, 2012 and January 1, 2012 was affected by the non-controlling interest portion of our pre-tax income and a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 30, 2012 was as follows (in thousands of dollars):

Chrysler	$13,320
General Motors	$7,282
Ford	$5,826

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of December 30, 2012, $9.3 million of our $18.6 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash flow provided by operating activities was $6.0 million during the six months ended December 30, 2012, compared to $5.2 million during the six months ended January 1, 2012. Cash flows from operating activities increased in the current year-to-date period compared to the prior year-to-date period primarily due to an improvement in our overall financial results. This increase was partially reduced by increased working capital requirements in the current year-to-date period as compared to the prior year-to-date period. Net income adjusted for non-cash items such as depreciation, unrealized gains and losses on foreign currency contracts and foreign currency transaction gains and losses increased approximately $1.8 million in the current year-to-date period as compared to the prior year-to-date period. Cash used for working capital requirements increased approximately $1.0 million in the current year-to-date period as compared to the prior year-to-date period. Our working capital requirements during the current period were impacted by a significant increase in inventory. During our fiscal 2013 first quarter we increased inventory levels in support of production shipment requirements for new model year launches. Toward the end of our fiscal 2013 second quarter, customer sales weakened as our customers, primarily General Motors and Chrysler, reduced their production build schedules for certain models we supply to work off excess dealer vehicle inventory. This resulted in a further increase in our inventory levels as of the end of our 2013 fiscal second quarter. During the current year quarter, the other current assets balance was reduced by approximately $1.5 million as a result of billings made for customer tooling balances. Current year-to-date operating cash flow was also impacted by an August 2012 payment of approximately $5.2 million in bonuses, which were earned during fiscal 2012 under our incentive bonus plans. Bonus payments totaled approximately $4.3 million in the prior year-to-date period. Contributions made to our qualified pension plan totaled $1,750,000 during the current year-to-date period and $1 million during the prior year-to-date period.

During our fiscal 2013 third quarter, it is anticipated that SERP benefits of approximately $5.7 million will be cash settled using primarily Rabbi trust assets and current cash balances. We currently estimate that we will incur a related settlement charge to operations of approximately $2.1 million pre-tax in our third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The charge will have no effect on equity because the unrealized actuarial losses are already recognized in accumulated other comprehensive loss. Accordingly, the effect on retained earnings will be offset by a corresponding reduction in accumulated other comprehensive loss.

During the six months ended December 30, 2012, our portion of capital contributions made to VAST LLC in support of general operating expenses totaled $200,000. During both the current year-to-date and prior year-to-date periods the VAST joint venture in China incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally by VAST LLC. We anticipate these transition costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year. In addition, we anticipate that VAST China capital expenditures will total approximately $7 million during calendar year 2013 in support of the new product line and new programs. As a result, we estimate that our portion of additional capital contributions to VAST LLC could be $1 million to $3 million during calendar year 2013.

Capital expenditures during the current year-to-date period totaled $5.2 million compared to $6.3 million in the prior year-to-date period. We anticipate that capital expenditures will be approximately $10 million in fiscal 2013, primarily relating to expenditures in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at December 30, 2012. A total of 3,655,322 shares have been repurchased over the life of the program through December 30, 2012, at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 30, 2012. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2013.

We have a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. The STRATTEC Credit Facility expires August 1, 2014. As of September 30, 2012, ADAC-STRATTEC LLC had a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility expires June 28, 2015. Any borrowings under the credit facilities will be secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under these credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 to 1.75 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the maintenance of a minimum net worth level. The ADAC-STRATTEC credit facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at December 30, 2012 or July 1, 2012. There were no borrowings under the STRATTEC Credit Facility during fiscal 2013 to date or during fiscal 2012. Borrowings under the ADAC-STRATTEC Credit Facility totaled $2,250,000 at December 30, 2012. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.9 million and 2.0 percent, respectively, during the six months ended December 30, 2012. There were no borrowings under the ADAC-STRATTEC Credit Facility during fiscal 2012. We believe that these credit facilities are adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital, dividend and operating expenditure requirements.

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

The following table quantifies the outstanding Mexican peso currency option contracts as of December 30, 2012 (thousands of dollars):

				Foreign Exchange
		Average		Gain/(Loss) From:
	Notional Amount	Option Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10% Depreciation of U.S. Dollar
Contracts Effective July 6, 2012 – June 28, 2013
Buy MXP/Sell USD	$5,400	12.40	$20	$(20)	$268
Buy MXP/Sell USD	$5,400	13.40	$(67)	$(321)	$64

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	December 30, 2012	July 1, 2012
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$(47)	$(395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 30, 2012 and January 1, 2012 consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Six Months Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$—	$18
Realized (Loss)	$—	$(192)	$(34)	$(206)
Unrealized Gain (Loss)	$38	$589	$348	$(1,716)

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity loss of joint ventures to STRATTEC of approximately $111,000 during the six months ended December 30, 2012 and equity loss of joint ventures to STRATTEC of approximately $312,000 during the six months ended January 1, 2012. During the prior fiscal year our joint ventures in China and Brazil continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs continued for VAST China in the current period-to-date. These items resulted in STRATTEC incurring an equity loss from joint ventures in both the current year-to-date and prior year-to-date periods. We anticipate these transition costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year. During the six months ended December 30, 2012, cash capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the cash capital contributions totaled $200,000. During the six months ended January 1, 2012, capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of these capital contributions also totaled $200,000.

In fiscal year 2007, we entered into a joint venture with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC. Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $620,000 during the six months ended December 30, 2012 and approximately $696,000 during the six months ended January 1, 2012.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $657,000 during the six months ended December 30, 2012 and approximately $1.1 million during the six months ended January 1, 2012.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At December 30, 2012, we had $2,250,000 of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the six months ended December 30, 2012 was $15,000. A 10% increase or decrease in the interest rate on borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

The following table quantifies the outstanding Mexican peso currency option contracts as of December 30, 2012 (thousands of dollars):

	Effective Dates	Notional Amount	Average Option Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$5,400	12.40	$20
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$5,400	13.40	$(67)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	December 30, 2012	July 1, 2012
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Option Contracts	$(47)	$(395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 30, 2012 and January 1, 2012 consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Six Months Ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Not Designated as Hedging Instruments:
Realized Gain	$—	$—	$—	$18
Realized (Loss)	$—	$(192)	$(34)	$(206)
Unrealized Gain (Loss)	$38	$589	$348	$(1,716)

Raw Materials Commodity Prices: Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results if the increased raw material costs cannot be recovered from our customers. Given the significant financial impact on us relating to changes in the cost of our primary raw materials, commencing with fiscal 2008, we began quoting quarterly material price adjustments for changes in our zinc costs in our negotiations with our customers. Our success in obtaining these quarterly price adjustments in our customer contracts is dependent on separate negotiations with each customer. It is not a standard practice for our customers to include such price adjustments in their contracts. We have been successful in obtaining quarterly price adjustments in some of our customer contracts. However, we have not been successful in obtaining the adjustments with all of our customers.

Item 4 Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 6, 2012.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 30, 2012, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 30, 2012.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a) Exhibits

10.1 (1)	Amended STRATTEC SECURITY CORPORATION Employee Stock Purchase Plan

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chairman and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (2)	18 U.S.C. Section 1350 Certifications

101*	The following materials from STRATTEC SECURITY CORPORATION’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference from the exhibit to the Form 8-K filed on January 2, 2013.
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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 7, 2013	By	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)