Form 10-Q
period 2013-03-31
STRATTEC SECURITY CORP
filed 2013-05-09
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock, par value $0.01 per share: 3,333,506 shares outstanding as of March 31, 2013

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 31, 2013

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

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Net sales	$ 74,658	$ 70,608	$ 217,708	$ 202,871
Cost of goods sold	61,437	57,556	178,467	167,075

Gross profit	13,221	13,052	39,241	35,796
Engineering, selling and administrative expenses	8,025	8,720	25,626	24,907
Loss on settlement of pension obligation	2,144	—	2,144	—

Income from operations	3,052	4,332	11,471	10,889
Interest income	3	15	16	47
Equity loss of joint ventures	(291)	(140)	(402)	(452)
Interest expense	(10)	(19)	(25)	(73)
Other (expense) income, net	(759)	662	(590)	297

Income before provision for income taxes	1,995	4,850	10,470	10,708
Provision for income taxes	557	1,136	2,877	2,717

Net income	1,438	3,714	7,593	7,991
Net income attributable to non-controlling interest	344	986	1,435	2,433

Net income attributable to STRATTEC SECURITY CORPORATION	$ 1,094	$ 2,728	$ 6,158	$ 5,558

Comprehensive Income:
Net income	$ 1,438	$ 3,714	$ 7,593	$ 7,991
Change in cumulative translation adjustments	1,067	1,371	1,753	(1,274)
Reclassification adjustment included in net income – retirement plan and post retirement plan, net of tax	3,621	—	3,621	—

Comprehensive income	6,126	5,085	12,967	6,717
Comprehensive income attributable to non-controlling interest	396	1,025	1,503	2,391

Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$ 5,730	$ 4,060	$ 11,464	$ 4,326

Earnings Per Share:
Basic	$ 0.32	$ 0.83	$ 1.82	$ 1.68

Diluted	$ 0.32	$ 0.82	$ 1.80	$ 1.67

Average Shares Outstanding:
Basic	3,327	3,303	3,318	3,299
Diluted	3,389	3,333	3,361	3,329
Cash dividends declared per share	$ —	$ 0.10	$ 0.40	$ 0.30

The accompanying notes are an integral part of these condensed consolidated statements of income and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	March 31, 2013	July 1, 2012

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 16,255	$ 17,487
Receivables, net	49,969	44,496
Inventories
Finished products	8,215	5,313
Work in process	6,267	5,659
Purchased materials	12,856	11,564
Excess and obsolete reserve	(1,500)	(1,300)

Inventories, net	25,838	21,236
Other current assets	13,126	18,072

Total current assets	105,188	101,291
Deferred income taxes	6,111	9,742
Investment in joint ventures	8,132	8,139
Other long-term assets	462	536
Property, plant and equipment	159,616	152,014
Less: accumulated depreciation	(110,389)	(105,684)

Net property, plant and equipment	49,227	46,330

	$ 169,120	$ 166,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 26,964	$ 24,149
Borrowings under credit facility	1,500	—
Accrued Liabilities:
Payroll and benefits	12,492	19,233
Environmental reserve	1,416	1,436
Warranty	4,131	4,958
Other	6,131	7,197

Total current liabilities	52,634	56,973
Accrued pension obligations	15,071	18,202
Accrued postretirement obligations	2,636	3,465
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $ .01 par value, issued 6,960,557 shares at March 31, 2013 and 6,932,457 shares at July 1, 2012	70	69
Capital in excess of par value	81,689	80,621
Retained earnings	176,398	171,590
Accumulated other comprehensive loss	(30,452)	(35,757)
Less: treasury stock, at cost (3,627,051 shares at March 31, 2013 and 3,628,673 shares at July 1, 2012)	(135,944)	(135,971)

Total STRATTEC SECURITY CORPORATION shareholders’ equity	91,761	80,552
Non-controlling interest	7,018	6,846

Total shareholders’ equity	98,779	87,398

	$ 169,120	$ 166,038

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended

	March 31,	April 1,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,593	$ 7,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,374	5,083
Foreign currency transaction loss (gain)	1,300	(907)
Stock based compensation expense	756	622
Equity loss of joint ventures	402	452
Unrealized (gain) loss on foreign currency option contracts	(424)	542
Loss on settlement of pension obligation	2,144	—
Change in operating assets and liabilities:
Receivables	(5,060)	(2,263)
Inventories	(4,602)	(924)
Other assets	6,604	(2,600)
Accounts payable and accrued liabilities	(6,230)	1,851
Other, net	72	6

Net cash provided by operating activities	7,929	9,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(200)	(200)
Purchase of property, plant and equipment	(7,805)	(9,585)
Proceeds received on sale of property, plant and equipment	86	9

Net cash used in investing activities	(7,919)	(9,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,500	—
Repayments under credit facility	(1,000)	—
Dividends paid to non-controlling interests of subsidiaries	(1,331)	—
Dividends paid	(1,352)	(1,006)
Exercise of stock options and employee stock purchases	330	74
Repayment of loan from related parties	—	(850)

Net cash used in financing activities	(853)	(1,782)
Foreign currency impact on cash	(389)	119

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,232)	(1,586)

CASH AND CASH EQUIVALENTS
Beginning of period	17,487	17,250

End of period	$ 16,255	$ 15,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$ 2,698	$ 1,910
Interest paid	31	96

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

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. We have contracts with Bank of Montreal that provide for two weekly Mexican peso currency option contracts for a portion of our estimated peso denominated operating costs. Current contracts with Bank of Montreal extend through June 28, 2013. The two weekly option contracts are for equivalent notional amounts. The contracts that were effective in fiscal 2012 and expired on July 6, 2012 provided for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 11.85 if the spot rate at the weekly expiry date was below 11.85 or for the purchase of Mexican pesos at a U.S. dollar / Mexican peso exchange rate of 12.85 if the spot rate at the weekly expiry date was above 12.85. Contracts that are effective during the period July 6, 2012 through June 28, 2013 provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date is below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date is above an average of 13.40. Our objective in entering into these currency option contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency option contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other (Expense) Income, net. The premiums to be paid and received under the weekly Mexican peso currency option contracts net to zero. As a result, premiums related to the contracts did not impact our earnings during the periods presented herein.

The following table quantifies the outstanding Mexican peso currency option contracts as of March 31, 2013 (thousands of dollars):

			Average
		Notional	Option Contractual
	Effective Dates	Amount	Exchange Rate	Fair Value

Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$ 2,600	12.40	$ 32
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$ 2,600	13.40	$ (3)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	March 31, 2013	July 1, 2012

Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Option Contracts	$ 29	$ —
Other Current Liabilities:
Mexican Peso Option Contracts	$ —	$ (395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended March 31, 2013 and April 1, 2012 consisted of the following (thousands of dollars):

Other (Expense) Income, net

	Three Months Ended		Nine Months Ended

	March 31,	April 1,	March 31,	April 1,
	2013	2012	2013	2012

Not Designated as Hedging Instruments:
Realized Gain	$ 2	$ —	$ 2	$ 18
Realized (Loss)	$ —	$ (48)	$ (34)	$ (254)
Unrealized Gain (Loss)	$ 75	$ 1,174	$ 424	$ (542)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of March 31, 2013 and July 1, 2012. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands of dollars):

	Fair Value Inputs

	Level 1 Assets:	Level 2 Assets:	Level 3 Assets:
	Quoted Prices	Observable Inputs Other	Unobservable
	In Active Markets	Than Market Prices	Inputs

Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$ 12	$ —	$ —
Mid Cap	11	—	—
Large Cap	12	—	—
Cash and Cash Equivalents	1,494	—	—
Mexican Peso Option Contracts	—	29	—

Total Assets at Fair Value	$ 1,529	$ 29	$ —

Liabilities:
Mexican Peso Option Contracts	$ —	$ —	$ —

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets. The Rabbi Trust assets are classified as Level 1 assets. Refer to the discussion of Mexican peso option contracts under Derivative Instruments above. The fair value of the Mexican Peso option contracts are based on an option pricing model that considers the remaining term, current exchange rate and volatility of the underlying foreign currency base. There were no transfers between Level 1 and Level 2 assets during the nine months ended March 31, 2013.

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

The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Three Months Ended		Nine Months Ended

	March 31,	April 1,	March 31,	April 1,
	2013	2012	2013	2012

Net Sales	$ 23,767	$ 20,882	$ 67,732	$ 59,290
Cost of Goods Sold	20,611	17,545	56,514	50,678

Gross Profit	3,156	3,337	11,218	8,612
Engineering, Selling and Administrative Expenses	4,268	3,840	12,989	10,231

Loss from Operations	(1,112)	(503)	(1,771)	(1,619)
Other Income (Loss), net	173	(23)	472	42

Loss Before Income
Tax Benefit	(939)	(526)	(1,299)	(1,577)
Income Tax Benefit	(69)	(108)	(83)	(205)

Net Loss	$ (870)	$ (418)	$ (1,216)	$ (1,372)

STRATTEC’s Share of VAST LLC
Net Loss	$ (290)	$ (139)	$ (405)	$ (457)
Intercompany Profit Eliminations	(1)	(1)	3	5

STRATTEC’s Equity Loss of Joint Ventures	$ (291)	$ (140)	$ (402)	$ (452)

Credit Facilities and Guarantees

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. The STRATTEC Credit Facility expires August 1, 2014. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility expires June 28, 2015. Any borrowings under the credit facilities will be secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.75 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the maintenance of a minimum net worth level. The ADAC-STRATTEC credit facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at March 31, 2013 or July 1, 2012. There were no borrowings under the STRATTEC Credit Facility during fiscal 2013 to date or during fiscal 2012. Borrowings under the ADAC-STRATTEC Credit Facility totaled $1.5 million at March 31, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1 million and 2.0 percent, respectively, during the nine months ended March 31, 2013. There were no borrowings under the ADAC-STRATTEC Credit Facility during fiscal 2012.

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through March 31, 2013, costs of approximately $455,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination, the potential for remediation of the contamination by natural attenuation, and the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at March 31, 2013, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the nine month period ended March 31, 2013 is as follows (in thousands):

	Total	Equity	Equity Attributed
	Shareholders'	Attributed to	to Non-Controlling
	Equity	STRATTEC	Interest

Balance, July 1, 2012	$ 87,398	$ 80,552	$ 6,846
Net Income	7,593	6,158	1,435
Dividend Declared	(1,350)	(1,350)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(1,331)	—	(1,331)
Translation adjustments	1,753	1,685	68
Stock Based Compensation	756	756	—
Tax Benefit – Dividend Paid on Restricted Shares	8	8	—
Pension and Postretirement Adjustment, Net of tax	3,621	3,621	—
Employee Stock Purchases and Stock Option Exercises	331	331	—

Balance, March 31, 2013	$ 98,779	$ 91,761	$ 7,018

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily includes foreign currency transaction gains and losses, unrealized gains and losses on our Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses are the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. We entered into the Mexican Peso currency option contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Foreign Currency Transaction (Loss) Gain	$ (987)	$ (698)	$ (1,300)	$ 907
Rabbi Trust Gain	103	161	156	64
Unrealized Gain (Loss) on Mexican Peso Option Contracts	75	1,174	424	(542)
Net Realized Gain (Loss) on Mexican Peso Option Contracts, net	2	(48)	(32)	(236)
Other	48	73	162	104

	$ (759)	$ 662	$ (590)	$ 297

Income Taxes

The income tax provisions for the three and nine month periods ended March 31, 2013 and April 1, 2012 were affected by the non-controlling interest portion of our pre-tax income and a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S. We are currently subject to a Federal income tax examination related to fiscal 2011.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Net Income	$ 1,094	$ 2,728	$ 6,158	$ 5,558
Less: Income Attributable to Participating Securities	20	—	114	—

Net Income Attributable to Common Shareholders	$ 1,074	$ 2,728	$ 6,044	$ 5,558

Weighted Average Shares of Common Stock Outstanding	3,327	3,303	3,318	3,299
Incremental Shares – Stock based Compensation	62	30	43	30

Diluted Weighted Average Shares of Common Stock Outstanding	3,389	3,333	3,361	3,329

Basic Earnings Per Share	$ 0.32	$ 0.83	$ 1.82	$ 1.68

Diluted Earnings Per Share	$ 0.32	$ 0.82	$ 1.80	$ 1.67

Net earnings available to participating securities were not significant for the three or nine months ended April 1, 2012. We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of March 31, 2013, options to purchase 166,000 shares of common stock at a weighted-average exercise price of $42.10 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of April 1, 2012, options to purchase 248,000 shares of common stock at a weighted-average exercise price of $33.75 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 31, 2013 were 113,793. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the nine months ended March 31, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, July 1, 2012	332,800	$ 28.19
Granted	40,000	$ 25.64
Exercised	(17,700)	$ 12.80
Expired	(2,000)	$ 44.93
Forfeited	(4,000)	$ 17.59

Outstanding, March 31, 2013	349,100	$ 28.70	5.1	$ 2,362

Exercisable, March 31, 2013	210,600	$ 31.84	4.0	$ 1,739

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Intrinsic Value of Options Exercised	$ 243	$ —	$ 277	$ 25
Fair Value of Stock Options Vesting	$ 124	$ 71	$ 266	$ 268

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented were as follows:

	Nine Months Ended

	March 31, 2013	April 1, 2012

Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$ 10.48	$ 10.29
Assumptions:
Risk Free Interest Rate	0.95%	1.23%
Expected Volatility	57.58%	59.88%
Expected Dividend Yield	1.69%	1.74%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended March 31, 2013 was as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested Balance, July 1, 2012	49,400	$ 20.45
Granted	24,150	$ 23.69
Vested	(10,400)	$ 15.44
Forfeited	(1,200)	$ 27.53

Nonvested Balance, March 31, 2013	61,950	$ 22.42

As of March 31, 2013, there was $696,000 of total unrecognized compensation cost related to stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 11 months. As of March 31, 2013, there was approximately $590,000 of total unrecognized compensation cost related to restricted stock grants under the plan. This cost is expected to be recognized over a weighted average period of 11 months. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

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

We have a noncontributory supplemental executive retirement plan (“SERP”), which is a nonqualified defined benefit plan that essentially mirrors the qualified plan, but provides benefits in excess of certain limits placed on our qualified retirement plan by the Internal Revenue Code. The SERP will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a Rabbi trust with BMO Harris Bank N.A. During our fiscal 2013 third quarter, SERP benefits of approximately $5.8 million were cash settled using primarily Rabbi trust assets and current cash balances. We incurred a related settlement charge to operations of approximately $2.1 million pre-tax in our fiscal third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The charge had no effect on our aggregate equity balance because the unrealized actuarial losses were already recognized during prior periods in accumulated other comprehensive loss. Accordingly, the effect of the settlement charge on our retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits

	Three Months Ended		Three Months Ended

	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Service cost	$ 41	$ 37	$ 4	$ 3
Interest cost	1,110	1,196	45	56
Expected return on plan assets	(1,530)	(1,603)	—	—
Settlement Loss	2,144	—	—	—
Amortization of prior service cost	3	3	(191)	(191)
Amortization of unrecognized net loss	1,111	604	225	168

Net periodic benefit cost	$ 2,879	$ 237	$ 83	$ 36

	Pension Benefits		Postretirement Benefits

	Nine Months Ended		Nine Months Ended

	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Service cost	$ 145	$ 112	$ 11	$ 8
Interest cost	3,356	3,588	136	170
Expected return on plan assets	(4,594)	(4,808)	—	—
Settlement Loss	2,144	—	—	—
Amortization of prior service cost	9	9	(573)	(573)
Amortization of unrecognized net loss	3,373	1,811	674	505

Net periodic benefit cost	$ 4,433	$ 712	$ 248	$ 110

Contributions made to the qualified pension plan totaled $1.75 million during the nine month period ending March 31, 2013 and $1.5 million during the nine month period ending April 1, 2012. Additional contributions of $1.25 are anticipated to be made during the remainder of the fourth quarter of fiscal 2013.

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

Analysis of Results of Operations

Three months ended March 31, 2013 compared to the three months ended April 1, 2012

	Three Months Ended

	March 31, 2013	April 1, 2012

Net Sales (in millions)	$74.7	$70.6

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended

	March 31, 2013	April 1, 2012

Chrysler Group LLC	$ 22.9	$ 23.3
General Motors Company	14.1	16.8
Ford Motor Company	12.3	8.4
Tier 1 Customers	13.9	11.2
Commercial and Other OEM Customers	8.9	7.3
Hyundai / Kia	2.6	3.6

Total	$ 74.7	$ 70.6

Decreased sales to Chrysler Group LLC in the current year quarter were primarily due to lower customer vehicle production volumes on models for which we supply components.  The reduction in sales to General Motors Company in the current year quarter was primarily attributed to business we lost to other suppliers during the latter half of the 2012 model year.  Increased sales to Ford Motor Company in the current year quarter was largely attributed to  a combination of new product content and increased customer vehicle production volumes on models for which we supply components.  Increased sales to Tier 1, Commercial and Other OEM customers during the current year quarter primarily related to market growth and the increasing impact of other vehicle access control products, such as latches, fobs, and driver controls, that have been developed in recent years to complement our historic core business of locks and keys.  The reduction in sales to Hyundai / Kia in the current year quarter was principally due to lower customer vehicle production volume and the discontinuation of a vehicle model for which we had been supplying components.

	Three Months Ended

	March 31, 2013	April 1, 2012

Gross Profit as a Percentage of Net Sales	17.7%	18.5%

The gross profit margin in the current year quarter was negatively impacted by a less favorable product sales mix, an unfavorable Mexico Peso to U.S. Dollar exchange rate which negatively affected the U.S. dollar cost of our Mexican operations in the current year quarter, and higher expense provisions for our frozen defined benefit pension plan.  These negative items were partially offset by the benefits of higher production volumes and a lower provision for bonuses earned under our incentive bonus plan.  We froze our defined benefit pension plan for future benefit accruals effective January 1, 2010.  Therefore, the increase in pension expense during the current year quarter was attributable to lower bond returns which resulted in a lower discount rate and lower expected return on invested assets that were measured at the end of fiscal year 2012.  The average U.S. dollar/Mexican peso exchange rate decreased to approximately 12.67 pesos to the dollar in the current year quarter from approximately 12.91 pesos to the dollar in the prior year quarter.  This resulted in increased U.S. dollar costs related to our Mexican operations of approximately $168,000 in the current year quarter compared to the prior year quarter.

Engineering, selling and administrative expenses as a percent of net sales in the current year quarter decreased to 10.7 percent from 12.3 percent in comparison to the prior year quarter.  The major contributor to the year over year decrease was a lower provision for bonuses earned under our incentive bonus plans.

During our fiscal 2013 third quarter, SERP benefits of approximately $5.8 million were cash settled using primarily Rabbi trust assets and current cash balances.  We incurred a related settlement charge to operations of approximately $2.1 million pre-tax in our fiscal third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The charge had no effect on our aggregate equity balance because the unrealized actuarial losses were already recognized during prior periods in accumulated other comprehensive loss. Accordingly, the effect of the settlement charge on our retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

Income from operations in the current year quarter was $3.1 million compared to $4.3 million in the prior year quarter.  This decrease was primarily the result of the $2.1 million SERP settlement charge, which was partially offset by a reduction in engineering, selling and administrative expenses in the current year quarter over the prior year quarter as discussed above.

Equity loss of joint ventures was $291,000 during the current year quarter compared $140,000 in the prior year quarter.  During 2011 our joint ventures in China and Brazil incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line.  The new product line start-up costs continued for VAST China in the current quarter.  These costs resulted in STRATTEC incurring an equity loss from joint ventures in both the current year and prior year quarters.  The facility moves have been completed, but we anticipate the start-up costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year.

Included in other (expense) income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended

	March 31, 2013	April 1, 2012

Foreign Currency Transaction Loss	$ (987)	$ (698)
Rabbi Trust Gain	103	161
Unrealized Gain on Mexican Peso
Option Contracts	75	1,174
Realized Gain (Loss) on Mexican Peso
Option Contracts, net	2	(48)
Other	48	73

	$ (759)	$ 662

Foreign currency transaction losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances.  In the prior year fiscal third quarter, the Mexican peso appreciated significantly to the U.S. dollar creating unrealized gains on our Mexican peso currency option contracts while realized losses were generated on the weekly commitments due under the contracts.  Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations.  Unrealized gains recognized as a result of mark-to-market adjustments as of March 31, 2013 totaled approximately $29,000, all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the option contract period.  Our Rabbi Trust assets fund our supplemental executive retirement plan.  The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended March 31, 2013 and April 1, 2012 was affected by the non-controlling interest portion of our pre-tax income and a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

Nine months ended March 31, 2013 compared to the nine months ended April 1, 2012

	Nine Months Ended

	March 31, 2013	April 1, 2012

Net Sales (in millions)	$217.7	$202.9

Net Sales to each of our customers or customer groups in the current year-to-date period and prior year-to-date period were as follows (in millions):

	Nine Months Ended

	March 31, 2013	April 1, 2012

Chrysler Group LLC	$68.3	$65.5
General Motors Company	42.7	47.2
Ford Motor Company	33.1	24.8
Tier 1 Customers	41.1	32.6
Commercial and Other OEM Customers	24.6	21.7
Hyundai / Kia	7.9	11.1

Total	$217.7	$202.9

Increased sales to Chrysler Group LLC and Ford Motor Company in the current year-to-date period were primarily due to increased customer vehicle production volumes on models for which we supply components.  New product content also contributed to the increased sales to Ford Motor Company.  The reduction in sales to General Motors Company in the current year-to-date period was primarily attributed to business we lost to other suppliers during the latter half of the 2012 model year, partially offset by higher production on other General Motors vehicles for which we continue to supply components.  Increased sales to Tier 1, Commercial and Other OEM customers in the current year-to-date period primarily related to market growth and the increasing impact of other vehicle access control products, such as latches, fobs and driver controls, that have been developed in recent years to complement our historic core business of locks and keys.  The reduction in sales to Hyundai / Kia in the current year-to-date period was principally due to lower customer vehicle production volume and the discontinuation of a vehicle model for which we had been supplying components.

	Nine Months Ended

	March 31, 2013	April 1, 2012

Gross Profit as a Percentage of Net Sales	18.0%	17.6%

The higher gross profit margin in the current year-to-date period was primarily the result of favorable increased overhead absorption of our fixed manufacturing costs resulting from favorable customer production volumes of most of the vehicles for which we supply components.  This was partially offset by a less favorable product content sales mix and higher expense provisions for our pension plan during the current year-to-date period. We froze our defined benefit pension plan for future benefit accruals effective January 1, 2010. Therefore, the increase in pension expense during the current year-to-date period was attributable to lower bond returns which resulted in a lower discount rate and lower expected return on invested assets that were measured at the end of fiscal year 2012.

Engineering, selling and administrative expenses as a percent of net sales were 11.8 percent in the current year-to-date period compared to 12.3 percent in the prior year-to-date period.  The major contributor to the decrease was a lower provision for bonuses earned under our incentive bonus plans.  These expenses as a percent of net sales year over year would have declined further except for increased costs primarily for our pension plans as discussed above.

During our fiscal 2013 third quarter, SERP benefits of approximately $5.8 million were cash settled using primarily Rabbi trust assets and current cash balances.  We incurred a related settlement charge to operations of approximately $2.1 million pre-tax in our fiscal third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The charge had no effect on our aggregate equity balance because the unrealized actuarial losses were already recognized during prior periods in accumulated other comprehensive loss. Accordingly, the effect of the settlement charge on our retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

Income from operations in the current year-to-date period was $11.5 million compared to $10.9 million in the prior year-to-date period.  This change was the result of the increase in sales and gross profit margin in the current year-to-date period over the same period in the prior year as discussed above, partially offset by the $2.1 million SERP settlement charge discussed above.

Equity loss of joint ventures was $402,000 during the current year-to-date period compared to $452,000 in the prior year-to-date period.  During 2011 our joint ventures in China and Brazil incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line.  These relocation costs and start-up costs continued for VAST China in the current year-to-date period and, accordingly, these costs resulted in STRATTEC incurring an equity loss from joint ventures in both the current year-to-date and prior year-to-date periods.  The facility moves have been completed, but we anticipate the start-up costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year.

Included in net other (expense) income in the current year-to-date period and prior year-to-date period were the following items (in thousands):

	Nine Months Ended

	March 31, 2013	April 1, 2012

Foreign Currency Transaction (Loss) Gain	$(1,300)	$907
Rabbi Trust Gain	156	64
Unrealized Gain (Loss) on Mexican Peso
Option Contracts	424	(542)
Realized Loss on Mexican Peso
Option Contracts	(32)	(236)
Other	162	104

	$(590)	$297

Foreign currency transaction gains and losses resulted from foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances.  Our Rabbi Trust assets fund our supplemental executive retirement plan.  The investments held in the Trust are considered trading securities.  In September of the prior fiscal year, the Mexican peso devalued significantly to the U.S. dollar creating both foreign currency transaction gains and unrealized losses on our Mexican peso currency option contracts.  In the prior year third quarter, the Mexican peso appreciated significantly to the U.S. dollar creating foreign currency transaction losses and unrealized gains on our Mexican peso currency option contracts, which offset a portion of the unrealized losses occurring as a result of the previously recognized peso devaluation impact.  Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations.  Unrealized gains recognized as a result of mark-to-market adjustments as of March 31, 2013 totaled approximately $29,000 all of which may or may not be realized, depending upon the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the option contract period.

Our income tax provision for each of the nine month periods ended March 31, 2013 and April 1, 2012 was affected by the non-controlling interest portion of our pre-tax income and a lower effective and statutory tax rate for income subject to tax in Mexico as compared to the effective and statutory tax rate for income subject to tax in the U.S.

Liquidity and Capital Resources

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company.  As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders.  A summary of our outstanding receivable balances from our major customers as of March 31, 2013 was as follows (in millions of dollars):

Chrysler	$17.1
General Motors	$9.4
Ford	$7.5

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of March 31, 2013, $7.7 million of our $16.3 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.  Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility.  These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash flow provided by operating activities was $7.9 million during the nine months ended March 31, 2013, compared to $9.9 million during the nine months ended April 1, 2012.  Cash flows from operating activities decreased in the current year-to-date period compared to the prior year-to-date period primarily due to increased working capital requirements in the current year-to-date period as compared to the prior year-to-date period and the cash settlement of SERP benefits in the current year-to-date period. Net income and the impact of non-cash items such as depreciation, unrealized gains and losses on foreign currency contracts, foreign currency transaction gains and losses and loss on settlement of pension obligations, as detailed in the Condensed Consolidated Statements of Cash Flows, increased approximately $3.4 million in the current year-to-date period as compared to the prior year-to-date period. Cash used for working capital requirements increased approximately $5.4 million in the current year-to-date period as compared to the prior year-to-date period. Our working capital requirements during the current year-to-date period were impacted by a significant increase in accounts receivable and inventory balances.  Accounts receivable balances at March 2013 increased approximately $5.1 million as compared to our fiscal 2012 year-end primarily due to increased sales in the later part of the current year March quarter as compared to the last quarter of fiscal 2012.  Inventory balances at March 31, 2013 increased approximately $4.6 million as compared to our fiscal 2012 year end.  During our fiscal 2013 first quarter we increased inventory levels in support of production shipment requirements for new model year launches.  Toward the end of our fiscal 2013 second quarter, customer sales weakened as our customers, primarily General Motors and Chrysler, reduced their production build schedules for certain models we supply to work off excess dealer vehicle inventory.  This resulted in a further increase in our inventory levels as of the end of our 2013 fiscal second quarter.  During the second half of the third quarter customer sales improved and inventory levels declined slightly from second quarter levels.  We anticipate further reductions in inventory levels during the fourth quarter as we approach the new model year changeover in July.  The increase in our current year-to-date working capital requirements primarily resulted from increased accounts receivable and inventory balances which were partially offset by an approximately $2.4 million reduction in other current asset balances related to billings made for customer tooling balances.  Additionally, other current asset balances were reduced $3.0 million in the current year-to-date period as $3.0 million of the Rabbi trust assets were utilized for the cash settlement of SERP benefits paid during the current year-to-date period.  The cash settlement of SERP benefits totaled approximately $5.8 million resulting in a reduction of current accrued liability balances.  Current year-to-date operating cash flow was also impacted by an August 2012 payment of approximately $5.2 million in bonuses, which were earned during fiscal 2012 under our incentive bonus plans.  Bonus payments totaled approximately $4.3 million in the prior year-to-date period.  Contributions made to our qualified pension plan totaled $1.75 million during the current year-to-date period and $1.5 million during the prior year-to-date period.

During the nine months ended March 31, 2013, our portion of capital contributions made to VAST LLC in support of general operating expenses totaled $200,000.  During both the current year-to-date and prior year-to-date periods the VAST joint venture in China incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line.  These relocation costs and start-up costs have been financed internally by VAST LLC.  We anticipate these transition costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year.  In addition, we anticipate that VAST China capital expenditures will total approximately $7 million during calendar year 2013 in support of the new product line and new programs.  As a result, we estimate that our portion of additional capital contributions to VAST LLC could total between $1 million and $3 million during calendar year 2013.

Capital expenditures during the current year-to-date period totaled $7.8 million compared to $9.6 million in the prior year-to-date period.  We anticipate that capital expenditures will be approximately $11 million in fiscal 2013, primarily relating to expenditures in support of requirements for new product programs, expansion of our Juarez, Mexico facility, and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock.  Shares authorized for buy back under the program totaled 3,839,395 at March 31, 2013.  A total of 3,655,322 shares have been repurchased over the life of the program through March 31, 2013, at a cost of approximately $136.4 million.  No shares were repurchased during the nine month period ended March 31, 2013.  Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.  Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2013.

We have a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A.  The STRATTEC Credit Facility expires August 1, 2014.   ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC.  The ADAC-STRATTEC Credit Facility expires June 28, 2015.  Any borrowings under the credit facilities will be secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S.  Interest on borrowings under these credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 to 1.75 percent or the bank’s prime rate.  Both credit facilities contain a restrictive financial covenant that requires the maintenance of a minimum net worth level.  The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio.  There were no outstanding borrowings under the STRATTEC Credit Facility at March 31, 2013 or July 1, 2012.  There were no borrowings under the STRATTEC Credit Facility during fiscal 2013 to date or during fiscal 2012.  Borrowings under the ADAC-STRATTEC Credit Facility totaled $1.5 million at March 31, 2013.  The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.0 million and 2.0 percent, respectively, during the nine months ended March 31, 2013.  There were no borrowings under the ADAC-STRATTEC Credit Facility during fiscal 2012.  We believe that these credit facilities are adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital, dividend and operating expenditure requirements.

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

The following table quantifies the outstanding Mexican peso currency option contracts as of March 31, 2013 (thousands of dollars):

				Foreign Exchange Gain/(Loss) From:

	Notional Amount	Average Option Contractual Exchange Rate	Fair Value	10% Appreciation of U.S. Dollar	10 % Depreciation of U.S. Dollar

Contracts Effective July 6, 2012 – June 28, 2013
Buy MXP/Sell USD	$2,600	12.40	$32	$(32)	$257
Buy MXP/Sell USD	$2,600	13.40	$(3)	$(56)	$3

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	March 31, 2013	July 1, 2012

Not Designated as Hedging Instruments
Other Current Assets
Mexican Peso Option Contracts	$29	$ —
Other Current Liabilities
Mexican Peso Option Contracts	$ —	$(395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended March 31, 2013 and April 1, 2012 consisted of the following (thousands of dollars):

	Other (Expense) Income, net

	Three Months Ended		Nine Months Ended

	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Not Designated as Hedging Instruments
Realized Gain	$2	$ —	$2	$18
Realized (Loss)	$ —	$(48)	$(34)	$(254)
Unrealized Gain (Loss)	$75	$1,174	$424	$(542)

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

The VAST LLC investments are accounted for using the equity method of accounting.  The activities related to the VAST LLC joint ventures resulted in equity loss of joint ventures to STRATTEC of approximately $402,000 during the nine months ended March 31, 2013 and equity loss of joint ventures to STRATTEC of approximately $452,000 during the nine months ended April 1, 2012.  During the prior fiscal year our joint ventures in China and Brazil continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line.  These relocation costs and start-up costs continued for VAST China in the current period-to-date.  These items resulted in STRATTEC incurring an equity loss from joint ventures in both the current year-to-date and prior year-to-date periods.  We anticipate these transition costs and related losses to continue for VAST China over the remainder of the 2013 fiscal year.  During the nine months ended March 31, 2013, cash capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses.  STRATTEC’s portion of the cash capital contributions totaled $200,000.  During the nine months ended April 1, 2012, capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses.  STRATTEC’s portion of these capital contributions also totaled $200,000.

In fiscal year 2007, we entered into a joint venture with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The joint venture was created to establish injection molding and door handle assembly operations in Mexico.  STRATTEC originally held a 50.1 percent interest in ADAC-STRATTEC LLC.  Effective June 28, 2010, STRATTEC purchased an additional .9 percent interest from ADAC and now owns 51 percent.  A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC.  ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $787,000 during the nine months ended March 31, 2013 and approximately $1.1 million during the nine months ended April 1, 2012.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE.  SPA operates the North American portion of the Power Products business which was acquired from Delphi Corporation.  The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $883,000 during the nine months ended March 31, 2013 and approximately $1.7 million during the nine months ended April 1, 2012.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations.  We do not utilize financial instruments for trading purposes.

Interest Rates:  We are subject to interest rate fluctuations on borrowings under our revolving credit facilities.  At March 31, 2013, we had $1.5 million of outstanding borrowings under our credit facilities.  The interest expense related to borrowings under the credit facilities during the nine months ended March 31, 2013 was $25,000.  A 10% increase or decrease in the interest rate on borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

The following table quantifies the outstanding Mexican peso currency option contracts as of March 31, 2013 (thousands of dollars):

	Effective Dates	Notional Amount	Average Option Contractual Exchange Rate	Fair Value

Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$2,600	12.40	$32
Buy MXP/Sell USD	July 6, 2012 – June 28, 2013	$2,600	13.40	$(3)

The fair market value of all outstanding Mexican peso option contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	March 31, 2013	July 1, 2012

Not Designated as Hedging Instruments:
Other Current Assets
Mexican Peso Option Contracts	29	$ —
Other Current Liabilities
Mexican Peso Option Contracts	$ —	$(395)

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended March 31, 2013 and April 1, 2012 consisted of the following (thousands of dollars):

Other (Expense) Income, net

	Three Months Ended		Nine Months Ended

	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Not Designated as Hedging Instruments
Realized Gain	$ 2	$ —	$ 2	$ 18
Realized (Loss)	$ —	$ (48)	$ (34)	$ (254)
Unrealized Gain (Loss)	$ 75	$ 1,174	$ 424	$ (542)

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds –

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008.  The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through March 31, 2013, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the nine month period ended March 31, 2013.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)	Exhibits
	31.1	Rule 13a-14 (a) Certification for Frank J. Krejci, President and Chief Executive Officer
	31.2	Rule 13a-14 (a) Certification for Patrick J. Hansen, Chief Financial Officer
	32(1)	18 U.S.C. Section 1350 Certifications
101*

The following materials from STRATTEC SECURITY CORPORATION’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

________________________

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 9, 2013	By: /s/ Patrick J. Hansen

Patrick J. Hansen
Senior Vice President
Chief Financial Officer
Treasurer and Secretary
(Principal Accounting and Financial Officer)