Form 10-Q
period 2013-09-29
STRATTEC SECURITY CORP
filed 2013-11-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

or

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

Common stock, par value $0.01 per share: 3,456,882 shares outstanding as of September 29, 2013 (which includes any restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 29, 2013

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could,” or the negative of these terms or words of similar meaning. These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials) and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 9, 2013 with the Securities and Exchange Commission for the year ended June 30, 2013.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
Net sales	$79,595	$70,807
Cost of goods sold	65,080	57,094
Gross profit	14,515	13,713
Engineering, selling and administrative expenses	9,470	9,120
Income from operations	5,045	4,593
Interest income	6	3
Equity earnings (loss) of joint ventures	294	(12)
Interest expense	(14)	(5)
Other income (expense), net	279	(18)
Income before provision for income taxes	5,610	4,561
Provision for income taxes	1,756	1,246
Net income	3,854	3,315
Net income attributable to non-controlling interest	643	645
Net income attributable to STRATTEC SECURITY CORPORATION	$3,211	$2,670
Comprehensive Income:
Net income	$3,854	$3,315
Retirement and postretirement plans, net of tax	435	—
Foreign currency translation adjustments	(336)	732
Other comprehensive income, net of tax	99	732
Comprehensive income	3,953	4,047
Comprehensive income attributable to non-controlling interest	623	670
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,330	$3,377
Earnings per share:
Basic	$0.93	$0.79
Diluted	$0.91	$0.78
Average shares outstanding:
Basic	3,382	3,309
Diluted	3,460	3,340
Cash dividends declared per share	$0.11	$0.10

The accompanying notes are an integral part of these condensed consolidated statements of income and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	September 29, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,806	$20,307
Receivables, net	52,013	47,514
Inventories
Finished products	8,673	6,966
Work in process	6,156	6,164
Purchased materials	14,141	12,682
Excess and obsolete reserve	(1,626)	(1,500)
Inventories, net	27,344	24,312
Other current assets	15,308	14,366
Total current assets	107,471	106,499
Investment in joint ventures	9,464	9,166
Other long-term assets	5,258	2,420
Property, plant and equipment	165,726	163,437
Less: accumulated depreciation	(113,748)	(112,022)
Net property, plant and equipment	51,978	51,415
	$174,171	$169,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,452	$25,543
Borrowings under credit facility	3,000	2,250
Accrued Liabilities:
Payroll and benefits	10,513	13,993
Environmental reserve	1,410	1,414
Warranty	2,691	2,500
Other	6,252	5,025
Total current liabilities	52,318	50,725
Deferred income taxes	1,020	1,009
Accrued pension obligations	1,537	1,464
Accrued postretirement obligations	2,644	2,717
Other long-term liabilities	1,729	1,705
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,020,092 shares at September 29, 2013 and 6,998,702 shares at June 30, 2013	70	70
Capital in excess of par value	83,133	82,684
Retained earnings	182,446	179,614
Accumulated other comprehensive loss	(22,093)	(22,212)
Less: treasury stock, at cost (3,626,410 shares at September 29, 2013 and 3,626,673 shares at June 30, 2013)	(135,934)	(135,938)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	107,622	104,218
Non-controlling interest	7,301	7,662
Total shareholders’ equity	114,923	111,880
	$174,171	$169,500

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,854	$3,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,112	1,758
Foreign currency transaction (gain) loss	(212)	455
Stock based compensation expense	354	76
Equity (earnings) loss of joint ventures	(294)	12
Unrealized gain on foreign currency option contracts	—	(311)
Change in operating assets and liabilities:
Receivables	(4,544)	(413)
Inventories	(3,032)	(4,246)
Other assets	(3,216)	1,116
Accounts payable and accrued liabilities	752	(29)
Other, net	86	(30)
Net cash (used in) provided by operating activities	(4,140)	1,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	—	(200)
Purchase of property, plant and equipment	(2,876)	(2,711)
Proceeds received on sale of property, plant and equipment	8	30
Net cash used in investing activities	(2,868)	(2,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	750	1,500
Dividends paid to non-controlling interests of subsidiaries	(984)	(1,131)
Dividends paid	(380)	(336)
Exercise of stock options and employee stock purchases	98	19
Net cash (used in) provided by financing activities	(516)	52
Foreign currency impact on cash	23	(87)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,501)	(1,213)
CASH AND CASH EQUIVALENTS
Beginning of period	20,307	17,487
End of period	$12,806	$16,274
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$372	$168
Interest paid	$13	$12

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products, including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive of Velbert, Germany, and ADAC Automotive of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market each company’s products to global customers under the “VAST” brand name.

During April 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which will introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining 49 percent interest. We anticipate shipment of new biometric security products to begin in the second half of our 2014 fiscal year through this new NextLock joint venture. STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support for our products.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and NextLock LLC for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of three wholly owned subsidiaries in China and one joint venture in Brazil. NextLock LLC is located in El Paso, Texas. We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheet as of June 30, 2013, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2013 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 9, 2013.

New Accounting Pronouncement Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Accumulated Other Comprehensive Loss included herein.

Subsequent Event

On October 8, 2013, our Board of Directors approved certain amendments to our Amended and Restated Supplemental Executive Retirement Plan (the “SERP Plan”) which will be effective as of December 31, 2013. The SERP Plan provides certain benefits to our executive officers under a defined benefit formula which was designed to provide benefits in addition to the STRATTEC SECURITY CORPORATION Retirement Plan (the “Pension Plan”). We froze our Pension Plan effective as of December 31, 2009 and the SERP Plan provided benefits to participants as if the Pension Plan had not been frozen. Because the Pension Plan was frozen and because new employees do not participate in the Pension Plan our Board of Directors adopted amendments to the SERP Plan on October 8, 2013 that are effective as of December 31, 2013 to simplify the SERP Plan calculation. Under the amended SERP Plan, participants will receive an accrued lump-sum benefit as of December 31, 2013 to be credited to each participant’s account. Going forward after that date, each eligible participant will receive a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8% of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All current participants are fully vested in their account balances with any new individuals participating in the SERP Plan on or after January 1, 2014 being subject to a five year vesting schedule.  The SERP Plan, which is considered a defined benefit plan under applicable rules and regulations, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  We do not expect the above amendment to have a material effect on our financial statements.

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate as a result of changes in the U.S. dollar / Mexican peso exchange rate. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other Income (Expense), net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of September 29, 2013 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended
	September 29, 2013	September 30, 2012
Not Designated as Hedging Instruments:
Realized Gain	$—	$—
Realized Loss	$—	$(34)
Unrealized Gain	$—	$311

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of September 29, 2013 and June 30, 2013. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2013 (in thousands of dollars):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$205	$—	$—
Mid Cap	144	—	—
Large Cap	255	—	—
International	239	—	—
Cash and Cash Equivalents	—	742	—
Total Assets at Fair Value	$842	$742	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. There were no transfers between Level 1 and Level 2 assets during the three months ended September 29, 2013.

Equity Earnings (Loss) of Joint Ventures

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

The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Three Months Ended
	September 29, 2013	September 30, 2012
Net Sales	$24,529	$21,281
Cost of Goods Sold	20,415	17,241
Gross Profit	4,114	4,040
Engineering, Selling and Administrative Expenses	3,490	4,042
Income (Loss) From Operations	624	(2)
Other (Expense) Income, net	(2)	40
Income before Provision for Income taxes	622	38
(Benefit from) Provision for Income Taxes	(454)	80
Net Income (Loss)	$1,076	$(42)
STRATTEC’s Share of VAST LLC Net Income (Loss)	$359	$(14)
Intercompany Profit Elimination	(6)	2
STRATTEC’s Equity Earnings (Loss) of VAST LLC	$353	$(12)

During April 2013, we acquired a 51% ownership interest in a newly formed joint venture company, NextLock LLC, which will introduce a new generation of biometric security products based upon designs of Actuator Systems LLC, our partner. We anticipate shipment of the biometric security products to begin in the second half of our 2014 fiscal year through this new joint venture. Our investment in NextLock, for which we exercise significant influence but do not control, is accounted for using the equity method.

The following are summarized statements of operations for NextLock LLC (thousands of dollars):

	Three Months Ended
	September 29, 2013	September 30, 2012
Engineering, Selling and Administrative Expenses	$116	$—
Loss From Operations	(116)	—
Net Loss	$(116)	$—
STRATTEC’s Equity Loss of NextLock LLC	$(59)	$—

Credit Facilities and Guarantees

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. The STRATTEC Credit Facility expires August 1, 2014. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility expires June 28, 2015. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.75 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at September 29, 2013 or June 30, 2013. There were no borrowings under the STRATTEC Credit Facility during fiscal 2014 to date or during fiscal 2013. Borrowings under the ADAC-STRATTEC Credit Facility totaled $3.0 million at September 29, 2013 and $2.25 million at June 30, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.8 million and 1.90 percent, respectively, during the three months ended September 29, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.0 million and 2.02 percent, respectively, during the three months ended September 30, 2012.

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through September 29, 2013, costs of approximately $465,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at September 29, 2013, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month period ended September 29, 2013 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non-Controlling Interest
Balance, June 30, 2013	$111,880	$104,218	$7,662
Net Income	3,854	3,211	643
Dividend Declared	(380)	(380)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(984)	—	(984)
Translation adjustments	(336)	(316)	(20)
Stock Based Compensation	354	354	—
Tax Benefit – Dividend Paid on Restricted Shares	2	2	—
Pension and Postretirement Adjustment, Net of tax	435	435	—
Employee Stock Purchases and Stock Option Exercises	98	98	—
Balance, September 29, 2013	$114,923	$107,622	$7,301

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, unrealized gains and losses on our Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses were the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. We entered into the Mexican Peso currency option contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
Foreign Currency Transaction Gain (Loss)	$212	$(455)
Rabbi Trust Gain	48	64
Unrealized Gain on Mexican Peso Option Contracts	—	311
Realized Loss on Mexican Peso Option Contracts, net	—	(34)
Other	19	96
	$279	$(18)

Income Taxes

The income tax provisions for the three month periods ended September 29, 2013 and September 30, 2012 were affected by the non-controlling interest portion of our pre-tax income and a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

Earnings Per Share (EPS)

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the potential dilutive common shares outstanding during the applicable period using the treasury stock method. Potential dilutive common shares include outstanding stock options and unvested restricted stock awards.

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2013	September 30, 2012
Net Income Attributable to STRATTEC SECURITY CORPORATION	$3,211	$2,670
Less: Income Attributable to Participating Securities	60	51
Net Income Attributable to Common Shareholders	$3,151	$2,619
Basic Weighted Average Shares of Common Stock Outstanding	3,382	3,309
Incremental Shares – Stock based Compensation	78	31
Diluted Weighted Average Shares of Common Stock Outstanding	3,460	3,340
Basic Earnings Per Share	$0.93	$0.79
Diluted Earnings Per Share	$0.91	$0.78

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of September 29, 2013, options to purchase 82,000 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of September 30, 2012, options to purchase 220,000 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of September 29, 2013 were 105,800. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the three months ended September 29, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2013	271,455	$27.19
Granted	40,000	$38.71
Exercised	(3,690)	$21.15
Forfeited	(11,457)	$30.61
Outstanding, September 29, 2013	296,308	$28.68	5.7	$3,837
Exercisable, September 29, 2013	168,765	$28.90	3.6	$2,581

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three month periods presented below was as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
Intrinsic Value of Options Exercised	$55	$6
Fair Value of Stock Options Vesting	$273	$—

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented below were as follows:

	Three Months Ended
	September 29, 2013	September 30, 2012
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$17.58	$10.48
Assumptions:
Risk Free Interest Rate	2.06%	0.95%
Expected Volatility	58.75%	57.58%
Expected Dividend Yield	1.11%	1.69%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the three months ended September 29, 2013 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 30, 2013	61,250	$22.42
Granted	22,900	$35.89
Vested	(17,700)	$19.53
Forfeited	(3,250)	$27.88
Nonvested Balance, September 29, 2013	63,200	$27.88

As of September 29, 2013, there was $1.0 million of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 1.2 years. As of September 29, 2013, there was approximately $993,000 of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

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

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which was a nonqualified defined benefit plan that essentially mirrored the qualified plan, but provided benefits in excess of certain limits placed on our qualified retirement plan by the Internal Revenue Code. The SERP pays supplemental pension benefits to certain key employees upon retirement. The SERP is being funded through a Rabbi trust with BMO Harris Bank N.A. As noted above under “Subsequent Event,” on October 8, 2013, our Board of Directors approved certain amendments to the SERP which will be effective as of December 31, 2013 that modifies the benefit calculation formula under the SERP.

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

Net periodic benefit costs are allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$54	$52	$4	$4
Interest cost	1,102	1,123	39	45
Expected return on plan assets	(1,610)	(1,532)	—	—
Amortization of prior service cost (credit)	3	3	(191)	(191)
Amortization of unrecognized net loss	666	1,131	212	225
Net periodic benefit cost	$215	$777	$64	$83

Contributions of $750,000 were made to the qualified pension plan during the three month period ended September 29, 2013. No contributions were made to the qualified pension plan during the three month period ended September 30, 2012. Additional voluntary contributions of $2.25 million are anticipated to be made during the remainder of fiscal 2014.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss (“AOCL”) for the three months ended September 29, 2013 (in thousands):

	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2013	$(3,268)	$(18,944)	$(22,212)
Other comprehensive loss before reclassifications	(336)	—	(336)
Income tax	—	—	—
Net other comprehensive loss before reclassifications	(336)	—	(336)
Reclassifications:
Prior service credits (A)	—	(188)	(188)
Actuarial gains (A)	—	878	878
Total reclassifications before tax	—	690	690
Income tax	—	255	255
Net reclassifications	—	435	435
Other comprehensive (loss) income	(336)	435	99
Other comprehensive loss attributable to non-controlling interest	(20)	—	(20)
Balance, September 29, 2013	$(3,584)	$(18,509)	$(22,093)

(A)  Amounts reclassified are included in the computation of net periodic benefit cost. See Pension and Postretirement Benefits note to these condensed consolidated financial statements above.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2013 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to its Form 10-K on September 9, 2013. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 29, 2013 compared to the three months ended September 30, 2012

	Three Months Ended
	September 29, 2013	September 30, 2012
Net Sales (in millions)	$79.6	$70.8

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	September 29, 2013	September 30, 2012
Chrysler Group LLC	$26.6	$22.4
General Motors Company	15.0	15.1
Ford Motor Company	11.4	9.6
Tier 1 Customers	15.8	13.2
Commercial and Other OEM Customers	8.7	7.7
Hyundai / Kia	2.1	2.8
	$79.6	$70.8

Increased sales to Chrysler Group LLC and Ford Motor Company in the current year quarter were due to increased customer vehicle production volumes and increased product content on the models for which we supply components. The reduction in sales to General Motors Company in the current year quarter was attributed to lower OE service sales. Increased sales to Tier 1, Commercial and Other OEM customers in the current year quarter related to market growth and the increasing impact on our sales of other vehicle access control products, such as latches, fobs and driver controls, which we have developed in recent years to complement our historic lock and key access control products. The reduction in sales to Hyundai / Kia in the current year quarter was due to lower customer vehicle production volumes on models for which we supply components.

	Three Months Ended
	September 29, 2013	September 30, 2012
Gross Profit as a Percentage of Net Sales	18.2%	19.4%

The reduction in gross profit as a percentage of net sales in the current year quarter compared to the prior year quarter was attributed to a less favorable product sales mix, higher costs associated with new product launches and increases in raw material costs for zinc during the current year quarter over the prior year quarter. Current year quarter sales to OEM customers included a lower percentage of service and replacement parts as compared to the prior year quarter. Gross profit margins on service and replacement parts are typically higher than gross profit margins on parts sold for new vehicle production. The average zinc price paid per pound increased to $1.08 in the current year quarter from $1.01 in the prior year quarter. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc.  During the current year quarter, we used approximately 2.9 million pounds of zinc.  Increased zinc costs, including the impact of raw material price adjustments with certain customers, totaled approximately $222,000 in the current year quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were fairly consistent between quarterly periods and decreased as a percentage of our net sales to 11.9 percent in the current year quarter from 12.9 percent in the prior year quarter.

Income from operations in the current year quarter was $5.0 million compared to $4.6 million in the prior year quarter. This increase was the result of increased sales in the current year quarter over the prior year quarter as discussed above.

Equity earnings of joint ventures was $294,000 during the current year quarter compared to equity loss of joint ventures of $12,000 in the prior year quarter. During the first half of fiscal year 2013 our joint venture in China incurred relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These costs resulted in STRATTEC incurring an equity loss from joint ventures in the prior year quarter.

Included in other income (expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
Foreign Currency Transaction Gain (Loss)	$212	$(455)
Rabbi Trust Gain	48	64
Unrealized Gain on Mexican Peso Option Contracts	—	311
Realized Loss on Mexican Peso Option Contracts, net	—	(34)
Other	19	96
	$279	$(18)

Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. As noted above, during the prior fiscal year we had agreements in place with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. In the prior year quarter, the Mexican peso appreciated to the U.S. dollar creating unrealized gains on these Mexican peso currency option contracts while realized losses were generated on the weekly commitments due under the contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso currency option contracts expired June 28, 2013. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended September 29, 2013 and September 30, 2012 was affected by the non-controlling interest portion of our pre-tax income and a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S. Our effective tax rate was 31.3 percent for the current year quarter as compared to 27.3 percent for the prior year quarter. The major contributor to the change in the effective tax rate between years was an increase in income subject to tax in the U.S.

Liquidity and Capital Resources

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 29, 2013 was as follows (in millions of dollars):

Chrysler Group LLC	$18.3
General Motors Company	$10.0
Ford Motor Company	$6.2

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of September 29, 2013, $10.2 million of our $12.8 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. Cash balances in Mexico will be used for future capital expenditures and future plant expansion in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash flow used in operating activities was $4.1 million during the three months ended September 29, 2013, compared to cash flow provided by operating activities of $1.7 million during the three months ended September 30, 2012. Cash flows from operating activities decreased in the current quarter compared to the prior year quarter primarily due to increased working capital requirements. Cash used for working capital requirements increased approximately $6.5 million in the current year quarter as compared to the prior year quarter. This increase was the result of larger increases in accounts receivable balances and customer tooling asset balances in the current year quarter as compared to the prior year quarter. Accounts receivable balances at September 29, 2013 increased approximately $4.5 million over our June 30, 2013 balances due to increased sales in the later part of the current quarter as compared to the later part of our June 30, 2013 quarter. The prior year quarter accounts receivable increased approximately $400,000. Customer tooling asset balances, which consist of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, increased approximately $2.9 million at September 29, 2013 from the June 30, 2013 balances in support of tooling requirements for new product programs. Customer tooling asset balances decreased approximately $950,000 in the prior year quarter as a result of customer billing of tooling asset balances. The impact of the changes in accounts receivable balances and customer tooling asset balances on cash flow from operating activities was partially offset by a smaller increase in inventory balances in the current year quarter as compared to the prior year quarter. Inventory balances at September 29, 2013 increased approximately $3.0 million from our June 30, 2013 balances. Inventory balances increased approximately $4.2 million as of September 30, 2012 over their balances as of July 1, 2012. The increased inventory levels in both the current quarter and the prior year quarter were in support of production shipment requirements for new model year launches. Current quarter operating cash flow was also impacted by an August 2013 payment of approximately $4.8 million in bonuses, which were earned during fiscal 2013 under our incentive bonus plans. Bonus payments totaled approximately $5.2 million in the prior year quarter based upon bonuses earned during fiscal 2012. Voluntary contributions made to our qualified pension plan totaled $750,000 during the current year quarter. No contributions were made to our qualified pension plan during the prior year quarter.

During the three months ended September 29, 2013, no capital contributions were made to VAST LLC in support of general operating expenses. During the prior year quarter the VAST joint venture in China incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally by VAST LLC along with external financing secured from three local Chinese banks. We currently anticipate VAST China has adequate debt facilities in place over the next nine to twelve month period to cover future operating and capital requirements.

Capital expenditures during the current quarter totaled $2.9 million compared to $2.7 million in the prior year quarter. We anticipate that capital expenditures will be approximately $9 million to $10 million in fiscal 2014, primarily relating to expenditures in support of requirements for new product programs, expansion of our Juarez, Mexico facility, and the upgrade and replacement of existing equipment. Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at September 29, 2013. A total of 3,655,322 shares have been repurchased over the life of the program through September 29, 2013, at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended September 29, 2013. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2014.

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. The STRATTEC Credit Facility expires August 1, 2014. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility expires June 28, 2015. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.75 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at September 29, 2013 or June 30, 2013. There were no borrowings under the STRATTEC Credit Facility during fiscal 2014 to date or during fiscal 2013. Borrowings under the ADAC-STRATTEC Credit Facility totaled $3.0 million at September 29, 2013 and $2.25 million at June 30, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.8 million and 1.9 percent, respectively, during the three months ended September 29, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.0 million and 2.02 percent, respectively, during the three months ended September 30, 2012.

Inflation Related Items:  Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other Income, net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of September 29, 2013 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended
	September 29, 2013	September 30, 2012
Not Designated as Hedging Instruments:
Realized Gain	$—	$—
Realized Loss	$—	$(34)
Unrealized Gain	$—	$311

Joint Ventures and Majority Owned Subsidiaries

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $353,000 during the three months ended September 29, 2013 and equity loss of joint ventures to STRATTEC of approximately $12,000 during the three months ended September 30, 2012. During the prior fiscal year our joint ventures in China continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These items resulted in STRATTEC incurring an equity loss from joint ventures in the prior year quarter. During the three months ended September 29, 2013, no cash capital contributions were made to VAST LLC. During the three months ended September 30, 2012, cash capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the cash capital contributions during the prior year quarter totaled $200,000.

In fiscal year 2007, we established a new entity with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The new entity was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC holds a 51 percent interest in ADAC-STRATTEC LLC. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $287,000 during the three months ended September 29, 2013 and approximately $340,000 during the three months ended September 30, 2012.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA supplies the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $419,000 during the three months ended September 29, 2013 and approximately $805,000 during the three months ended September 30, 2012.

On April 5, 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which will introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining 49 percent interest. The initial capitalization of the NextLock joint venture totaled $1.5 million. STRATTEC’s portion of the initial capitalization totaled $765,000. We anticipate shipments of the new biometric security products to begin during the second half of fiscal 2014. Our investment in NextLock, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to the NextLock joint venture resulted in equity loss of joint ventures to STRATTEC of approximately $59,000 during the three months ended September 29, 2013.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At September 29, 2013, we had $3.0 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the three months ended September 29, 2013 was $14,000. A 10% increase or decrease in the interest rate on borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency: We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other Income, net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of September 29, 2013 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended
	September 29, 2013	September 30, 2012
Not Designated as Hedging Instruments:
Realized Gain	$—	$—
Realized Loss	$—	$(34)
Unrealized Gain	$—	$311

Raw Materials Commodity Prices: Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results if the increased raw material costs cannot be recovered from our customers. Given the significant financial impact on us relating to changes in the cost of our primary raw materials, we now attempt to quote quarterly material price adjustments for changes in our zinc costs in our negotiations with our customers. Our success in obtaining these quarterly price adjustments in our customer contracts is dependent on separate negotiations with each customer. It is not a standard practice for our customers to include such price adjustments in their contracts. We have been successful in obtaining quarterly price adjustments in some of our customer contracts. However, we have not been successful in obtaining the adjustments with all of our customers.

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 9, 2013.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through September 29, 2013, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended September 29, 2013.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 7, 2013	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)