Form 10-Q
period 2013-12-29
STRATTEC SECURITY CORP
filed 2014-02-06
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

or

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

Common stock, par value $0.01 per share: 3,485,037 shares outstanding as of December 29, 2013 (which includes any restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 29, 2013

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net sales	$81,484	$72,243	$161,079	$143,050
Cost of goods sold	65,541	59,936	130,621	117,030
Gross profit	15,943	12,307	30,458	26,020
Engineering, selling and administrative expenses	9,250	8,481	18,720	17,601
Income from operations	6,693	3,826	11,738	8,419
Interest income	21	10	27	13
Equity earnings (loss) of joint ventures	297	(99)	591	(111)
Interest expense	(15)	(10)	(29)	(15)
Other (expense) income, net	(54)	187	225	169
Income before provision for income taxes	6,942	3,914	12,552	8,475
Provision for income taxes	2,261	1,074	4,017	2,320
Net income	4,681	2,840	8,535	6,155
Net income attributable to non-controlling interest	808	446	1,451	1,091
Net income attributable to STRATTEC SECURITY CORPORATION	$3,873	$2,394	$7,084	$5,064
Comprehensive Income:
Net income	$4,681	$2,840	$8,535	$6,155
Retirement and postretirement plans, net of tax	434	-	869	-
Foreign currency translation adjustments	197	(46)	(139)	686
Other comprehensive income (loss), net of tax	631	(46)	730	686
Comprehensive income	5,312	2,794	9,265	6,841
Comprehensive income attributable to non-controlling interest	817	437	1,440	1,107
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$4,495	$2,357	$7,825	$5,734
Earnings per share:
Basic	$1.11	$0.71	$2.05	$1.50
Diluted	$1.09	$0.70	$2.00	$1.48
Average shares outstanding:
Basic	3,413	3,317	3,397	3,313
Diluted	3,487	3,353	3,473	3,346
Cash dividends declared per share	$0.11	$0.30	$0.22	$0.40

The accompanying notes are an integral part of these condensed consolidated statements of income and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	December 29, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,388	$20,307
Receivables, net	44,348	47,514
Inventories
Finished products	10,685	6,966
Work in process	6,553	6,164
Purchased materials	14,471	12,682
Excess and obsolete reserve	(1,674)	(1,500)
Inventories, net	30,035	24,312
Other current assets	14,855	14,366
Total current assets	109,626	106,499
Investment in joint ventures	9,809	9,166
Other long-term assets	6,867	2,420
Property, plant and equipment	168,976	163,437
Less: accumulated depreciation	(115,406)	(112,022)
Net property, plant and equipment	53,570	51,415
	$179,872	$169,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,923	$25,543
Borrowings under credit facility	3,000	2,250
Accrued Liabilities:
Payroll and benefits	12,783	13,993
Environmental reserve	1,404	1,414
Warranty	2,766	2,500
Other	6,185	5,025
Total current liabilities	52,061	50,725
Deferred income taxes	1,090	1,009
Accrued pension obligations	1,610	1,464
Accrued postretirement obligations	2,535	2,717
Other long-term liabilities	1,753	1,705
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,048,787 shares at December 29, 2013 and 6,998,702 shares at June 30, 2013	70	70
Capital in excess of par value	84,098	82,684
Retained earnings	185,936	179,614
Accumulated other comprehensive loss	(21,471)	(22,212)
Less: treasury stock, at cost (3,626,050 shares at December 29, 2013 and 3,626,673 shares at June 30, 2013)	(135,928)	(135,938)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	112,705	104,218
Non-controlling interest	8,118	7,662
Total shareholders’ equity	120,823	111,880
	$179,872	$169,500

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 29, 2013	December 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,535	$6,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,167	3,531
Foreign currency transaction (gain) loss	(38)	313
Stock based compensation expense	630	470
Equity (earnings) loss of joint ventures	(591)	111
Unrealized gain on foreign currency option contracts	-	(349)
Change in operating assets and liabilities:
Receivables	3,153	3,689
Inventories	(5,723)	(5,300)
Other assets	(3,712)	1,953
Accounts payable and accrued liabilities	272	(4,536)
Other, net	74	(61)
Net cash provided by operating activities	6,767	5,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	-	(200)
Purchase of property, plant and equipment	(6,450)	(5,188)
Proceeds received on sale of property, plant and equipment	21	61
Net cash used in investing activities	(6,429)	(5,327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	750	2,250
Dividends paid to non-controlling interests of subsidiaries	(984)	(1,131)
Dividends paid	(764)	(688)
Exercise of stock options and employee stock purchases	789	71
Net cash (used in) provided by financing activities	(209)	502
Foreign currency impact on cash	(48)	(69)
NET INCREASE IN CASH AND CASH EQUIVALENTS	81	1,082
CASH AND CASH EQUIVALENTS
Beginning of period	20,307	17,487
End of period	$20,388	$18,569
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,582	$1,776
Interest paid	$23	$23

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

During April 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which was formed to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining 49 percent interest. We anticipate shipment of new biometric security products to begin in the fourth quarter of our 2014 fiscal year through this new NextLock joint venture. STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support for our products.

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

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate as a result of changes in the U.S. dollar / Mexican peso exchange rate. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired on June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other (Expense) Income, net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of December 29, 2013 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Not Designated as Hedging Instruments:
Realized Loss	$-	$-	$-	$(34)
Unrealized Gain	$-	$38	$-	$349

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of December 29, 2013 and June 30, 2013. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2013 (in thousands of dollars):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$222	$-	$-
Mid Cap	155	-	-
Large Cap	279	-	-
International	247	-	-
Fixed Income Fund:
Bond Funds	471	-	-
Cash and Cash Equivalents	-	568	-
Total Assets at Fair Value	$1,374	$568	$-

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. There were no transfers between Level 1 and Level 2 assets during the six months ended December 29, 2013.

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

The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net Sales	$27,135	$22,684	$51,664	$43,965
Cost of Goods Sold	22,943	18,662	43,358	35,903
Gross Profit	4,192	4,022	8,306	8,062
Engineering, Selling and Administrative Expenses	2,791	4,679	6,281	8,721
Income (Loss) From Operations	1,401	(657)	2,025	(659)
Other (Expense) Income, net	(19)	259	(21)	299
Income (Loss) before Provision for Income taxes	1,382	(398)	2,004	(360)
Provision for (benefit from) Income Taxes	219	(94)	(235)	(14)
Net Income (Loss)	$1,163	$(304)	$2,239	$(346)
STRATTEC’s Share of VAST LLC Net Income (Loss)	$387	$(101)	746	$(115)
Intercompany Profit Elimination	2	2	(4)	4
STRATTEC’s Equity Earnings (Loss) of VAST LLC	$389	$(99)	$742	$(111)

During April 2013, we acquired a 51% ownership interest in a newly formed joint venture company, NextLock LLC, which was formed to introduce a new generation of biometric security products based upon designs of Actuator Systems LLC, our partner. We anticipate shipment of the biometric security products to begin in the fourth quarter of our 2014 fiscal year through this new joint venture. Our investment in NextLock, for which we exercise significant influence but do not control, is accounted for using the equity method.

The following are summarized statements of operations for NextLock LLC (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Engineering, Selling and Administrative Expenses	$181	$-	$297	$-
Loss From Operations	(181)	-	(297)	-
Net Loss	$(181)	$-	$(297)	$-
STRATTEC’s Equity Loss of NextLock LLC	$(92)	$-	$(151)	$-

Credit Facilities and Guarantees

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A.. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire on August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate. As a result of an amendment to the ADAC-STRATTEC Credit Facility, effective January 22, 2014 and thereafter, interest on borrowings under the facility will be based on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at December 29, 2013 or June 30, 2013. There were no borrowings under the STRATTEC Credit Facility during fiscal 2014 to date or during fiscal 2013. Borrowings under the ADAC-STRATTEC Credit Facility totaled $3.0 million at December 29, 2013 and $2.25 million at June 30, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.8 million and 1.9 percent, respectively, during the six months ended December 29, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.9 million and 2.0 percent, respectively, during the six months ended December 30, 2012.

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through December 29, 2013, costs of approximately $470,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at December 29, 2013, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the six month period ended December 29, 2013 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non-Controlling Interest
Balance, June 30, 2013	$111,880	$104,218	$7,662
Net Income	8,535	7,084	1,451
Dividend Declared	(762)	(762)	-
Dividend Declared – Non-controlling Interests of Subsidiaries	(984)	-	(984)
Translation adjustments	(139)	(128)	(11)
Stock Based Compensation	630	630	-
Tax Benefit – Dividend Paid on Restricted Shares	5	5	-
Pension and Postretirement Adjustment, Net of tax	869	869	-
Employee Stock Purchases and Stock Option Exercises	789	789	-
Balance, December 29, 2013	$120,823	$112,705	$8,118

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, unrealized gains and losses on our Mexican Peso option contracts, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses were the result of foreign currency transactions entered into by our Mexican subsidiaries and fluctuations in foreign currency cash balances. We entered into the Mexican Peso currency option contracts during fiscal 2013 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012

Foreign Currency Transaction Gain (Loss)	$(174)	$142	$38	$(313)
Rabbi Trust Gain (Loss)	57	(11)	105	53
Unrealized Gain on Mexican Peso Option Contracts	-	38	-	349
Realized Loss on Mexican Peso Option Contracts, net	-	-	-	(34)
Other	63	18	82	114
	$(54)	$187	$225	$169

Income Taxes

The income tax provisions for the three and six month periods ended December 29, 2013 and December 30, 2012 were affected by the non-controlling interest portion of our pre-tax income. Our income tax provision for the three and six month periods ended December 30, 2012 were also affected by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

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

A reconciliation of the components of the basic and diluted per-share computations for the periods presented below follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net Income Attributable to STRATTEC SECURITY CORPORATION	$3,873	$2,394	$7,084	$5,064
Less: Income Attributable to Participating Securities	69	43	129	94
Net Income Attributable to Common Shareholders	$3,804	$2,351	$6,955	$4,970
Basic Weighted Average Shares of Common Stock Outstanding	3,413	3,317	3,397	3,313
Incremental Shares – Stock based Compensation	74	36	76	33
Diluted Weighted Average Shares of Common Stock Outstanding	3,487	3,353	3,473	3,346
Basic Earnings Per Share	$1.11	$0.71	$2.05	$1.50
Diluted Earnings Per Share	$1.09	$0.70	$2.00	$1.48

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of December 29, 2013, options to purchase 67,340 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of December 30, 2012, options to purchase 206,000 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 29, 2013 were 120,500. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified employees under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of our Board of Directors. The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of our Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant. Restricted shares granted have voting and dividend rights, regardless if the shares are vested or unvested. The restricted stock grants issued to date vest 3 years after the date of grant.

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

A summary of stock option activity under our stock incentive plan for the six months ended December 29, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2013	271,455	$27.19
Granted	40,000	$38.71
Exercised	(31,185)	$18.97
Expired	(15,000)	$56.08
Forfeited	(11,457)	$30.61
Outstanding, December 29, 2013	253,813	$28.15	5.9	$4,690
Exercisable, December 29, 2013	142,270	$26.74	3.9	$3,077

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Intrinsic Value of Options Exercised	$623	$28	678	$34
Fair Value of Stock Options Vesting	$142	$142	415	$142

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented below were as follows:

	Six Months Ended
	December 29, 2013	December 30, 2012
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$17.58	$10.48
Assumptions:
Risk Free Interest Rate	2.06%	0.95%
Expected Volatility	58.75%	57.58%
Expected Dividend Yield	1.11%	1.69%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended December 29, 2013 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 30, 2013	61,250	$22.42
Granted	23,200	$27.88
Vested	(18,900)	$20.32
Forfeited	(3,250)	$27.88
Nonvested Balance, December 29, 2013	62,300	$27.86

As of December 29, 2013, there was $851,000 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 1.1 years. As of December 29, 2013, there was approximately $881,000 of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

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

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which was a nonqualified defined benefit plan that essentially mirrored the qualified plan, but provided benefits in excess of certain limits placed on our qualified retirement plan by the Internal Revenue Code. The SERP pays supplemental pension benefits to certain key employees upon retirement. The SERP is being funded through a Rabbi trust with BMO Harris Bank N.A. On October 8, 2013, our Board of Directors approved certain amendments to the SERP Plan which were effective as of December 31, 2013. The SERP Plan provides certain benefits to our executive officers under a defined benefit formula which was designed to provide benefits in addition to the STRATTEC SECURITY CORPORATION Retirement Plan (the “Pension Plan”). We froze our Pension Plan effective as of December 31, 2009 and the SERP Plan provided benefits to participants as if the Pension Plan had not been frozen. Because the Pension Plan was frozen and because new employees do not participate in the Pension Plan our Board of Directors adopted amendments to the SERP Plan on October 8, 2013 that are effective as of December 31, 2013 to simplify the SERP Plan calculation. Under the amended SERP Plan, participants will receive an accrued lump-sum benefit as of December 31, 2013 to be credited to each participant’s account. Going forward after that date, each eligible participant will receive a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8% of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All current participants are fully vested in their account balances with any new individuals participating in the SERP Plan on or after January 1, 2014 being subject to a five year vesting schedule.  The SERP Plan, which is considered a defined benefit plan under applicable rules and regulations, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  We do not expect the above amendment to have a material effect on our financial statements.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Service cost	$55	$52	$3	$3
Interest cost	1,101	1,123	40	46
Expected return on plan assets	(1,611)	(1,532)	-	-
Amortization of prior service cost (credit)	3	3	(191)	(191)
Amortization of unrecognized net loss	667	1,131	211	224
Net periodic benefit cost	$215	$777	$63	$82

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Service cost	$109	$104	$7	$7
Interest cost	2,203	2,246	79	91
Expected return on plan assets	(3,221)	(3,064)	-	-
Amortization of prior service cost (credit)	6	6	(382)	(382)
Amortization of unrecognized net loss	1,333	2,262	423	449
Net periodic benefit cost	$430	$1,554	$127	$165

Contributions of $1.5 million were made to the qualified pension plan during the six month period ended December 29, 2013.  Contributions of $1.75 million were made to the qualified pension plan during the six month period ended December 30, 2012. Additional voluntary contributions of $1.5 million are anticipated to be made during the remainder of fiscal 2014.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss (“AOCL”) for the six months ended December 29, 2013 (in thousands):

	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2013	$(3,268)	$(18,944)	$(22,212)
Other comprehensive loss before reclassifications	(139)	-	(139)
Income tax	-	-	-
Net other comprehensive loss before reclassifications	(139)	-	(139)
Reclassifications:
Prior service credits (A)	-	(376)	(376)
Actuarial gains (A)	-	1,756	1,756
Total reclassifications before tax	-	1,380	1,380
Income tax	-	511	511
Net reclassifications	-	869	869
Other comprehensive (loss) income	(139)	869	730
Other comprehensive loss attributable to non-controlling interest	(11)	-	(11)
Balance, December 29, 2013	$(3,396)	$(18,075)	$(21,471)
(A)	Amounts reclassified are included in the computation of net periodic benefit cost. See Pension and Postretirement Benefits note to these condensed consolidated financial statements above.

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

Analysis of Results of Operations

Three months ended December 29, 2013 compared to the three months ended December 30, 2012

	Three Months Ended
	December 29, 2013	December 30, 2012
Net Sales (in millions)	$81.5	$72.2

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 29, 2013	December 30, 2012
Chrysler Group LLC	$28.7	$23.0
General Motors Company	16.0	13.5
Ford Motor Company	11.3	10.5
Tier 1 Customers	15.2	15.0
Commercial and Other OEM Customers	8.6	7.7
Hyundai / Kia	1.7	2.5
	$81.5	$72.2

Increased sales to Chrysler Group LLC, General Motors Company and Ford Motor Company in the current year quarter were due to increased customer vehicle production volumes on models for which we supply components. Increased sales to Tier 1, Commercial and Other OEM customers in the current year quarter related to market growth and the increasing impact on our sales of other vehicle access control products, such as latches, fobs and driver controls, which we have developed in recent years to complement our historic lock and key access control products. The reduction in sales to Hyundai / Kia in the current year quarter was due to lower customer vehicle production volumes on models for which we supply components.

	Three Months Ended
	December 29, 2013	December 30, 2012
Gross Profit as a Percentage of Net Sales	19.6%	17.0%

The increase in gross profit as a percentage of net sales in the current year quarter compared to the prior year quarter was attributed to higher customer production volumes which resulted in more favorable absorption of our fixed manufacturing costs and lower pension expense provisions in the current quarter as compared to the prior year quarter. These favorable impacts were partially offset by higher expense provisions for the accrual of bonuses under our incentive bonus plans and higher purchased raw material costs for zinc in the current quarter as compared to the prior year quarter. Pension expense provisions impacting our gross profit percentage decreased approximately $416,000 during the current quarter as compared to the prior year quarter due to a significantly improved funded status on our frozen defined benefit pension plan. The amount of the accrual of bonuses under our incentive bonus plans which impacted our gross profit margin percentage increased by approximately $469,000 in the current year quarter as compared to the prior year quarter based on our increased profitability during the current fiscal year period. The average zinc price paid per pound increased in the current year quarter as compared to the prior year quarter. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc.  During the current year quarter, we used approximately 3.3 million pounds of zinc.  Increased zinc costs, including the impact of raw material price adjustments with certain customers, totaled approximately $200,000 in the current year quarter compared to the prior year quarter.

Engineering, selling and administrative expenses were fairly consistent between quarterly periods and decreased as a percentage of our net sales to 11.4 percent in the current year quarter from 11.7 percent in the prior year quarter. This expense percentage would have declined further except for the increased amount of the accrual of bonuses under our incentive bonus plans in the current year quarter as compared to the prior year quarter as discussed above.

Income from operations in the current year quarter was $6.7 million compared to $3.8 million in the prior year quarter. This increase was the result of the increase in sales and the improvement in our gross profit percentage in the current year quarter over the prior year quarter as discussed above.

Equity earnings of joint ventures was $297,000 during the current year quarter compared to equity loss of joint ventures of $99,000 in the prior year quarter. During the first half of fiscal year 2013 our joint venture in China incurred relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These costs resulted in STRATTEC incurring an equity loss from joint ventures in the prior year quarter.

Included in other (expense) income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 29, 2013	December 30, 2012
Foreign Currency Transaction (Loss) Gain	$(174)	$142
Rabbi Trust Gain (Loss)	57	(11)
Unrealized Gain on Mexican Peso Option Contracts	-	38
Other	63	18
	$(54)	$187

Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. During the prior fiscal year we had agreements in place with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. In the prior year quarter, the Mexican peso appreciated to the U.S. dollar creating unrealized gains on these Mexican peso currency option contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso currency option contracts expired on June 28, 2013. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended December 29, 2013 and December 30, 2012 was affected by the non-controlling interest portion of our pre-tax income.  Our income tax provision for the three months ended December 30, 2012 was also affected by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S. Our effective tax rate was 32.6 percent for the current year quarter as compared to 27.4 percent for the prior year quarter. The major contributors to the change in the effective tax rate between years was an increase in income subject to tax in the U.S. and an increase in the statutory tax rate for income subject to tax in Mexico effective January 1, 2014.

Six months ended December 29, 2013 compared to the six months ended December 30, 2012

	Six Months Ended
	December 29, 2013	December 30, 2012
Net Sales (in millions)	$161.1	$143.0

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 29, 2013	December 30, 2012
Chrysler Group LLC	$55.3	$45.4
General Motors Company	31.0	28.6
Ford Motor Company	22.7	20.1
Tier 1 Customers	31.0	28.9
Commercial and Other OEM Customers	17.2	14.7
Hyundai / Kia	3.9	5.3
	$161.1	$143.0

Increased sales to Chrysler Group LLC, General Motors Company and Ford Motor Company in the current year period were due to increased customer vehicle production volumes and increased product content on the models for which we supply components. Increased sales to Tier 1, Commercial and Other OEM customers in the current year period related to market growth and the increasing impact on our sales of other vehicle access control products, such as latches, fobs and driver controls, which we have developed in recent years to complement our historic lock and key access control products. The reduction in sales to Hyundai / Kia in the current year period was due to lower customer vehicle production volumes on models for which we supply components.

	Six Months Ended
	December 29, 2013	December 30, 2012
Gross Profit as a Percentage of Net Sales	18.9%	18.2%

The increase in gross profit as a percentage of net sales in the current year period as compared to the prior year period was attributed to increased customer production volumes which resulted in more favorable absorption of our fixed manufacturing costs and lower pension expense provisions in the current year period as compared to the prior year period. These favorable impacts were partially offset by a less favorable product sales mix, higher costs associated with new product launches, higher expense provisions for the accrual of bonuses under our incentive bonus plans and higher purchased raw material costs for zinc in the current year period as compared to the prior year period. Pension expense provisions impacting our gross profit percentage decreased approximately $840,000 during the current year period as compared to the prior year period due to a significantly improved funded status on our frozen defined benefit pension plan. Current year period sales to OEM customers included a lower percentage of service and replacement parts as compared to the prior year period. Gross profit margins on service and replacement parts are typically higher than gross profit margins on parts sold for new vehicle production. The amount of the accrual of bonuses under our incentive bonus plans which impacted our gross profit margin percentage increased by approximately $562,000 in the current year period as compared to the prior year period based on our increased profitability during the current year to date period. The average zinc price paid per pound increased in the current year period as compared to the prior year period. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc.  During the current year period, we used approximately 6.2 million pounds of zinc. Increased zinc costs, including the impact of raw material price adjustments with certain customers, totaled approximately $427,000 in the current year period compared to the prior year period.

Engineering, selling and administrative expenses increased approximately $1.1 million between year-to-date periods while decreasing as a percentage of our net sales to 11.6 percent in the current year period from 12.3 percent in the prior year period.  Higher health care costs and higher expense provisions for the accrual of bonuses under our incentive bonus plans in the current year period as compared to the prior year period contributed to the increased expenses.

Income from operations in the current year period was $11.7 million compared to $8.4 million in the prior year period. This increase was the result of the increase in sales and the improvement in our gross profit percentage in the current year period over the prior year period as discussed above.

Equity earnings of joint ventures was $594,000 during the current year period compared to equity loss of joint ventures of $111,000 in the prior year period. During the first half of fiscal year 2013 our joint venture in China incurred relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These costs resulted in STRATTEC incurring an equity loss from joint ventures in the prior year period.

Included in other (expense) income, net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	December 29, 2013	December 30, 2012
Foreign Currency Transaction Gain (Loss)	$38	$(313)
Rabbi Trust Gain	105	53
Unrealized Gain on Mexican Peso Option Contracts	-	349
Realized Loss on Mexican Peso Option Contracts, net	-	(34)
Other	82	114
	$225	$(169)

Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. During the prior fiscal year we had agreements in place with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. In the prior year period, the Mexican peso appreciated to the U.S. dollar creating unrealized gains on these Mexican peso currency option contracts while realized losses were generated on the weekly commitments due under the contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso currency option contracts expired June 28, 2013. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the six month periods ended December 29, 2013 and December 30, 2012 was affected by the non-controlling interest portion of our pre-tax income. Our income tax provision for the six month period ended December 30, 2012 was also affected by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S. Our effective tax rate was 32.0 percent for the current year period as compared to 27.4 percent for the prior year period.  The major contributors to the change in the effective tax rate between years was an increase in income subject to tax in the U.S. and an increase in the statutory tax rate for income subject to tax in Mexico effective January 1, 2014.

Liquidity and Capital Resources

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 29, 2013 was as follows (in millions of dollars):

Chrysler Group LLC	$16.0
General Motors Company	$8.7
Ford Motor Company	$4.3

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of December 29, 2013, $12.0 million of our $20.4 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. Cash balances in Mexico will be used for future capital expenditures and future plant expansion in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash flow provided by operating activities was $6.8 million during the six months ended December 29, 2013, compared to cash flow provided by operating activities of $6.0 million during the six months ended December 30, 2012. Increased operating cash flow resulting from improvement in our overall operating results between periods was partially offset by the impact of changes in working capital balances in the current year period as compared to the prior year period. The reduction in cash flow from operating activities due to changes in working capital balances was $5.9 million in the current year period compared to $4.3 million in the prior year period and was impacted by an increase in customer tooling asset balances in the current year period as compared to the prior year period and changes in liability balances each period. Customer tooling asset balances, which consist of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, increased approximately $4.1 million at December 29, 2013 from the June 30, 2013 balances in support of tooling requirements for new product programs. Customer tooling asset balances decreased approximately $1.5 million in the prior year period as a result of customer reimbursements of tooling asset balances. The impact to cash flow from operating activities due to changes in the liability and accrual balances was an increase of $272,000 in the current year period compared to a reduction of $4.6 million in the prior year period.  This change is the result of increased accruals for bonuses under our incentive bonus programs in the current year period as compared to the prior year period, increased income tax liabilities in the current year period as compared to the prior year period due to improvement in our overall operating results as well as the carry-forward of income tax over payments from prior periods, and the normal timing of payments of trade accounts payable in accordance with our normal payment terms.  In August 2013 payments of approximately $4.8 million were made for bonuses, which were earned during fiscal 2013 under our incentive bonus plans. Bonus payments totaled approximately $5.2 million in the prior year period based upon bonuses earned during fiscal 2012. Voluntary contributions made to our qualified pension plan totaled $1.5 during the current year period and $1.75 million in the prior year period.   Contributions to our Rabbi Trust, which funds the Supplemental Executive Retirement Plan, totaled $300,000 during the current year period.  No contributions were made to the Rabbi Trust during the prior year period.

During the six months ended December 29, 2013, no capital contributions were made to VAST LLC in support of general operating expenses. During the prior year period the VAST joint venture in China incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs were financed internally by VAST LLC along with external financing secured from three local Chinese banks. We currently anticipate VAST China has adequate debt facilities in place over the next six to nine month period to cover future operating and capital requirements for its business.

Capital expenditures during the six month period ended December 29, 2013 totaled $6.5 million compared to $5.2 million in the six month period ended December 30, 2012. We anticipate that capital expenditures will be approximately $10 million to $11 million in fiscal 2014, primarily relating to expenditures in support of requirements for new product programs, expansion of our Juarez, Mexico facility, and the upgrade and replacement of existing equipment.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at December 29, 2013. A total of 3,655,322 shares have been repurchased over the life of the program through December 29, 2013, at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 29, 2013. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2014.

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire on August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate. As a result of an amendment to the ADAC-STRATTEC Credit Facility, effective January 22, 2014 and thereafter, interest on borrowings under the facility will be based on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at December 29, 2013 or June 30, 2013. There were no borrowings under the STRATTEC Credit Facility during fiscal 2014 to date or during fiscal 2013. Borrowings under the ADAC-STRATTEC Credit Facility totaled $3.0 million at December 29, 2013 and $2.25 million at June 30, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.8 million and 1.9 percent, respectively, during the six months ended December 29, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.9 million and 2.0 percent, respectively, during the six months ended December 30, 2012.

Inflation Related Items:  Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired on June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other (Expense) Income, net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of December 29, 2013 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Not Designated as Hedging Instruments:
Realized Loss	$-	$-	$-	$(34)
Unrealized Gain	$-	$38	$-	$349

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $742,000 during the six months ended December 29, 2013 and equity loss of joint ventures to STRATTEC of approximately $111,000 during the six months ended December 30, 2012. During the prior fiscal year our joint ventures in China continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These items resulted in STRATTEC incurring an equity loss from joint ventures in the prior year period. During the six months ended December 29, 2013, no cash capital contributions were made to VAST LLC. During the six months ended December 30, 2012, cash capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of the cash capital contributions during the prior year period totaled $200,000.

In fiscal year 2007, we established a new entity with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The new entity was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC holds a 51 percent interest in ADAC-STRATTEC LLC. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $628,000 during the six months ended December 29, 2013 and approximately $620,000 during the six months ended December 30, 2012.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA supplies the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.0 million during the six months ended December 29, 2013 and approximately $657,000 during the six months ended December 30, 2012.

On April 5, 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which was formed to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining 49 percent interest. The initial capitalization of the NextLock joint venture totaled $1.5 million. STRATTEC’s portion of the initial capitalization totaled $765,000. We anticipate shipments of the new biometric security products to begin during the fourth quarter of fiscal 2014. Our investment in NextLock, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to the NextLock joint venture resulted in equity loss of joint ventures to STRATTEC of approximately $151,000 during the six months ended December 29, 2013.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At December 29, 2013, we had $3.0 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the six months ended December 29, 2013 was $29,000. A 10% increase or decrease in the interest rate on borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency: We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired on June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other (Expense) Income, net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of December 29, 2013 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Not Designated as Hedging Instruments:
Realized Loss	$-	$-	$-	$(34)
Unrealized Gain	$-	$38	$-	$349

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

Item 4 Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 29, 2013, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three or six month periods ended December 29, 2013.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a) Exhibits

4.3(1)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A. as lender

10.1(2)	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (3)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)	Incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 27, 2013.
(2)	Incorporated by reference from Exhibit 99.1 to the Form 8-K filed on October 10, 2013.
(3)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 6, 2014	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)