Form 10-Q
period 2014-03-30
STRATTEC SECURITY CORP
filed 2014-05-08
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

or

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

Common stock, par value $0.01 per share: 3,467,750 shares outstanding as of March 30, 2014 (which number includes any restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 30, 2014

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net sales	$85,278	$74,658	$246,357	$217,708
Cost of goods sold	70,386	61,437	201,007	178,467
Gross profit	14,892	13,221	45,350	39,241
Engineering, selling and administrative expenses	9,757	8,025	28,477	25,626
Loss on settlement of pension obligation	-	2,144	-	2,144
Income from operations	5,135	3,052	16,873	11,471
Interest income	37	3	64	16
Equity earnings (loss) of joint ventures	267	(291)	858	(402)
Interest expense	(8)	(10)	(37)	(25)
Other income (expense), net	71	(759)	296	(590)
Income before provision for income taxes	5,502	1,995	18,054	10,470
Provision for income taxes	1,285	557	5,302	2,877
Net income	4,217	1,438	12,752	7,593
Net income attributable to non-controlling interest	616	344	2,067	1,435
Net income attributable to STRATTEC SECURITY CORPORATION	$3,601	$1,094	$10,685	$6,158
Comprehensive Income:
Net income	$4,217	$1,438	$12,752	$7,593
Retirement and postretirement plans, net of tax	435	3,621	1,304	3,621
Foreign currency translation adjustments	(124)	1,067	(263)	1,753
Other comprehensive income, net of tax	311	4,688	1,041	5,374
Comprehensive income	4,528	6,126	13,793	12,967
Comprehensive income attributable to non-controlling interest	615	396	2,055	1,503
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,913	$5,730	$11,738	$11,464
Earnings per share:
Basic	$1.03	$0.32	$3.07	$1.82
Diluted	$1.00	$0.32	$3.00	$1.80
Average shares outstanding:
Basic	3,443	3,327	3,413	3,318
Diluted	3,534	3,389	3,494	3,361
Cash dividends declared per share	$0.11	$-	$0.33	$0.40

The accompanying notes are an integral part of these condensed consolidated statements of income and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	March 30, 2014	June 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,494	$20,307
Receivables, net	54,448	47,514
Inventories
Finished products	9,414	6,966
Work in process	6,959	6,164
Purchased materials	13,995	12,682
Excess and obsolete reserve	(1,722)	(1,500)
Inventories, net	28,646	24,312
Other current assets	16,069	14,366
Total current assets	119,657	106,499
Investment in joint ventures	9,981	9,166
Other long-term assets	7,682	2,420
Property, plant and equipment	171,394	163,437
Less: accumulated depreciation	(117,001)	(112,022)
Net property, plant and equipment	54,393	51,415
	$191,713	$169,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,916	$25,543
Borrowings under credit facility	2,500	2,250
Accrued Liabilities:
Payroll and benefits	14,013	13,993
Environmental reserve	1,397	1,414
Warranty	2,763	2,500
Other	7,565	5,025
Total current liabilities	58,154	50,725
Deferred income taxes	1,355	1,009
Accrued pension obligations	1,680	1,464
Accrued postretirement obligations	2,338	2,717
Other long-term liabilities	1,333	1,705
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,093,508 shares at March 30, 2014 and 6,998,702 shares at June 30, 2013	71	70
Capital in excess of par value	85,983	82,684
Retained earnings	189,149	179,614
Accumulated other comprehensive loss	(21,159)	(22,212)
Less: treasury stock, at cost (3,625,758 shares at March 30, 2014 and 3,626,673 shares at June 30, 2013)	(135,924)	(135,938)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	118,120	104,218
Non-controlling interest	8,733	7,662
Total shareholders’ equity	126,853	111,880
	$191,713	$169,500

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	March 30, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,752	$7,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,213	5,374
Foreign currency transaction (gain) loss	(74)	1,300
Stock based compensation expense	880	756
Equity (earnings) loss of joint ventures	(858)	402
Unrealized gain on foreign currency option contracts	-	(424)
Loss on settlement of pension obligation	-	2,144
Change in operating assets and liabilities:
Receivables	(6,903)	(5,060)
Inventories	(4,334)	(4,602)
Other assets	(4,835)	6,604
Accounts payable and accrued liabilities	6,357	(6,230)
Other, net	114	72
Net cash provided by operating activities	9,312	7,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	-	(200)
Loan to Joint Venture	(285)	-
Purchase of property, plant and equipment	(9,381)	(7,805)
Proceeds received on sale of property, plant and equipment	46	86
Net cash used in investing activities	(9,620)	(7,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	1,250	2,500
Repayments under credit facility	(1,000)	(1,000)
Dividends paid to non-controlling interests of subsidiaries	(984)	(1,331)
Dividends paid	(1,152)	(1,352)
Exercise of stock options and employee stock purchases	2,428	330
Net cash provided by (used in) financing activities	542	(853)
Foreign currency impact on cash	(47)	(389)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	187	(1,232)
CASH AND CASH EQUIVALENTS
Beginning of period	20,307	17,487
End of period	$20,494	$16,255
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,150	$2,698
Interest paid	$37	$31

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products, including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive of Velbert, Germany, and ADAC Automotive of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market each company’s products to global customers under the “VAST” brand name. STRATTEC’s access control products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support for our products.

During April 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which was formed to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining interest. We anticipate shipment of new biometric security products to begin in the first quarter of our 2015 fiscal year through this new NextLock joint venture.

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

Subsequent Event

On April 2, 2014, our Board of Directors approved a resolution to terminate the STRATTEC SECURITY CORPORATION Retirement Plan (the "Retirement Plan"), subject to the conditions noted below.  The Retirement Plan was frozen effective December 31, 2009; after that date, no new employees were eligible to participate and no additional credited service was provided to participants after that date.  The termination of the Retirement Plan is subject to the following: (1) the Internal Revenue Service's ("IRS") determination that the Plan is qualified on termination and (2) STRATTEC providing notice to the union representing the participants and our obligation to bargain with that union regarding the termination of the Plan.  Additionally, we have amended the Retirement Plan to provide that participants are 100% vested in their accrued benefits as of the effective date of the plan termination, to adopt a new standard for disability benefits that will apply when the plan's assets are distributed due to the termination of the Retirement Plan, to add a lump‑sum distribution for employees and terminated vested participants who are not in payment status when Retirement Plan assets are distributed due to the termination of the Retirement Plan and to make certain other conforming amendments to the Retirement Plan to comply with applicable law that may be required by the IRS or may be deemed necessary or advisable to improve the administration of the Retirement Plan or facilitate the Retirement Plan's termination and liquidation. The foregoing Retirement Plan amendments are also subject to our requirement to bargain with the union. We also intend to make contributions to the Trust Fund for the Retirement Plan to ensure that there are sufficient assets to provide all Retirement Plan benefits as of the anticipated distribution date.

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate as a result of changes in the U.S. dollar / Mexican peso exchange rate. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired on June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other Income (Expense), net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of March 30, 2014 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Not Designated as Hedging Instruments:
Realized Gain	$-	$2	$-	$2
Realized Loss	$-	$-	$-	$(34)
Unrealized Gain	$-	$75	$-	$424

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of March 30, 2014 and June 30, 2013. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014 (in thousands of dollars):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$285	$-	$-
Mid Cap	190	-	-
Large Cap	383	-	-
International	399	-	-
Fixed Income Fund:
Bond Funds	630	-	-
Cash and Cash Equivalents	-	82	-
Total Assets at Fair Value	$1,887	$82	$-

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. There were no transfers between Level 1 and Level 2 assets during the nine months ended March 30, 2014.

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

The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net Sales	$28,590	$23,767	$80,254	$67,732
Cost of Goods Sold	24,771	20,611	68,129	56,514
Gross Profit	3,819	3,156	12,125	11,218
Engineering, Selling and Administrative Expenses	3,671	4,268	9,952	12,989
Income (Loss) From Operations	148	(1,112)	2,173	(1,771)
Other Income, net	1,683	173	1,662	472
Income (Loss) before Provision for Income taxes	1,831	(939)	3,835	(1,299)
Provision for (benefit from) Income Taxes	758	(69)	523	(83)
Net Income (Loss)	$1,073	$(870)	$3,312	$(1,216)
STRATTEC’s Share of VAST LLC Net Income (Loss)	$358	$(290)	1,104	$(405)
Intercompany Profit Elimination	7	(1)	3	3
STRATTEC’s Equity Earnings (Loss) of VAST LLC	$365	$(291)	$1,107	$(402)

During April 2013, we acquired a 51% ownership interest in a newly formed joint venture company, NextLock LLC, which was formed to introduce a new generation of biometric security products based upon designs of Actuator Systems LLC, our partner. We anticipate shipment of the biometric security products to begin in the first quarter of our 2015 fiscal year through this new joint venture. Our investment in NextLock, for which we exercise significant influence but do not control, is accounted for using the equity method.

The following are summarized statements of operations for NextLock LLC (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Engineering, Selling and Administrative Expenses	$189	$-	$486	$-
Loss From Operations	(189)	-	(486)	-
Net Loss	$(189)	$-	$(486)	$-
STRATTEC’s Equity Loss of NextLock LLC	$(98)	$-	$(249)	$-

Credit Facilities and Guarantees

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire on August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate. As a result of an amendment to the ADAC-STRATTEC Credit Facility, effective January 22, 2014 and thereafter, interest on borrowings under this facility is based on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at March 30, 2014 or June 30, 2013. There were no borrowings under the STRATTEC Credit Facility during fiscal 2014 to date or during fiscal 2013. Borrowings under the ADAC-STRATTEC Credit Facility totaled $2.5 million at March 30, 2014 and $2.25 million at June 30, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.7 million and 1.8 percent, respectively, during the nine months ended March 30, 2014. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.0 million and 2.0 percent, respectively, during the nine months ended March 31, 2013.

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through March 30, 2014, costs of approximately $478,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at March 30, 2014, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the nine month period ended March 30, 2014 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non-Controlling Interest
Balance, June 30, 2013	$111,880	$104,218	$7,662
Net Income	12,752	10,685	2,067
Dividend Declared	(1,150)	(1,150)	-
Dividend Declared – Non-controlling Interests of Subsidiaries	(984)	-	(984)
Translation adjustments	(263)	(251)	(12)
Stock Based Compensation	880	880	-
Tax Benefit – Dividend Paid on Restricted Shares	6	6	-
Pension and Postretirement Adjustment, Net of tax	1,304	1,304	-
Employee Stock Purchases and Stock Option Exercises	2,428	2,428	-
Balance, March 30, 2014	$126,853	$118,120	$8,733

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

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Foreign Currency Transaction Gain (Loss)	$36	$(987)	$74	$(1,300)
Rabbi Trust Gain	27	103	132	156
Unrealized Gain on Mexican Peso Option Contracts	-	75	-	424
Realized Gain (Loss) on Mexican Peso Option Contracts, net	-	2	-	(32)
Other	8	48	90	162
	$71	$(759)	$296	$(590)

Income Taxes

The income tax provisions for the three and nine month periods ended March 30, 2014 and March 31, 2013 were affected by the non-controlling interest portion of our pre-tax income. Our income tax provision for each of the three and nine month periods ended March 30, 2014 were both also affected by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.  Moreover, our income tax provision for the three and nine month periods ended March 30, 2014 included a reduction in our unrecognized tax benefit liability of approximately $307,000 due to tax years that closed.

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

A reconciliation of the components of the basic and diluted per-share computations for the periods presented below follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net Income Attributable to STRATTEC SECURITY CORPORATION	$3,601	$1,094	$10,685	$6,158
Less: Income Attributable to Participating Securities	65	20	193	114
Net Income Attributable to Common Shareholders	$3,536	$1,074	$10,492	$6,044
Basic Weighted Average Shares of Common Stock Outstanding	3,443	3,327	3,413	3,318
Incremental Shares – Stock based Compensation	91	62	81	43
Diluted Weighted Average Shares of Common Stock Outstanding	3,534	3,389	3,494	3,361
Basic Earnings Per Share	$1.03	$0.32	$3.07	$1.82
Diluted Earnings Per Share	$1.00	$0.32	$3.00	$1.80

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of March 30, 2014, options to purchase 49,340 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. As of March 31, 2013, options to purchase 166,000 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 30, 2014 were 123,250. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the nine months ended March 30, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2013	271,455	$27.19
Granted	40,000	$38.71
Exercised	(75,456)	$25.61
Expired	(19,500)	$57.73
Forfeited	(11,457)	$30.61
Outstanding, March 30, 2014	205,042	$26.92	6.3	$9,042
Exercisable, March 30, 2014	96,499	$23.16	4.0	$4,618

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Intrinsic Value of Options Exercised	$1,129	$243	$1,807	$277
Fair Value of Stock Options Vesting	$29	$124	$444	$266

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented below were as follows:

	Nine Months Ended
	March 30, 2014	March 31, 2013
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$17.58	$10.48
Assumptions:
Risk Free Interest Rate	2.06%	0.95%
Expected Volatility	58.75%	57.58%
Expected Dividend Yield	1.11%	1.69%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended March 30, 2014 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 30, 2013	61,250	$22.42
Granted	24,950	$37.29
Vested	(19,350)	$20.40
Forfeited	(3,250)	$27.88
Nonvested Balance, March 30, 2014	63,600	$28.64

As of March 30, 2014, there was $732,000 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 1 year. As of March 30, 2014, there was approximately $755,000 of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a weighted average period of 1 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan covering substantially all U.S. associates. Benefits are based on years of service and final average compensation. Our policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. Effective December 31, 2009, an amendment to the qualified defined benefit pension plan discontinued the benefit accruals for salary increases and credited service rendered after December 31, 2009.  See “Subsequent Event” above for additional information on the pending termination of this pension plan.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which was a nonqualified defined benefit plan that essentially mirrored the qualified plan, but provided benefits in excess of certain limits placed on our qualified retirement plan by the Internal Revenue Code. The SERP pays supplemental pension benefits to certain key employees upon retirement. The SERP is being funded through a Rabbi trust with BMO Harris Bank N.A. On October 8, 2013, our Board of Directors approved certain amendments to the SERP Plan which were effective as of December 31, 2013. The SERP Plan provides certain benefits to our executive officers under a defined benefit formula which was designed to provide benefits in addition to the STRATTEC SECURITY CORPORATION Retirement Plan (the “Pension Plan”). We froze our Pension Plan effective as of December 31, 2009 and the SERP Plan provided benefits to participants as if the Pension Plan had not been frozen. Because the Pension Plan was frozen and because new employees do not participate in the Pension Plan our Board of Directors adopted amendments to the SERP Plan on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP Plan calculation. Under the amended SERP Plan, participants will receive an accrued lump-sum benefit as of December 31, 2013 to be credited to each participant’s account. Going forward after that date, each eligible participant will receive a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8% of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All current participants are fully vested in their account balances with any new individuals participating in the SERP Plan on or after January 1, 2014 being subject to a five year vesting schedule.  The SERP Plan, which is considered a defined benefit plan under applicable rules and regulations, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The foregoing amendment did not have a material effect on our financial statements.

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

Net periodic pension and postretirement benefit costs are allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Service cost	$54	$41	$4	$4
Interest cost	1,102	1,110	39	45
Expected return on plan assets	(1,610)	(1,530)	-	-
Settlement Loss	-	2,144	-	-
Amortization of prior service cost (credit)	2	3	(191)	(191)
Amortization of unrecognized net loss	666	1,111	212	225
Net periodic benefit cost	$214	$2,879	$64	$83

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Service cost	$163	$145	$11	$11
Interest cost	3,305	3,356	118	136
Expected return on plan assets	(4,831)	(4,594)	-	-
Settlement Loss	-	2,144	-	-
Amortization of prior service cost (credit)	8	9	(573)	(573)
Amortization of unrecognized net loss	1,999	3,373	635	674
Net periodic benefit cost	$644	$4,433	$191	$248

Contributions of $1.5 million were made to the qualified pension plan during the nine month period ended March 30, 2014.  Contributions of $1.75 million were made to the qualified pension plan during the nine month period ended March 31, 2013. Additional voluntary contributions of $1.5 million are anticipated to be made during the remainder of fiscal 2014.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss (“AOCL”) for the nine months ended March 30, 2014 (in thousands):

	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2013	$(3,268)	$(18,944)	$(22,212)
Other comprehensive loss before reclassifications	(263)	-	(263)
Income tax	-	-	-
Net other comprehensive loss before reclassifications	(263)	-	(263)
Reclassifications:
Prior service credits (A)	-	(564)	(564)
Actuarial gains (A)	-	2,634	2,634
Total reclassifications before tax	-	2,070	2,070
Income tax	-	766	766
Net reclassifications	-	1,304	1,304
Other comprehensive (loss) income	(263)	1,304	1,041
Other comprehensive loss attributable to non-controlling interest	(12)	-	(12)
Balance, March 30, 2014	$(3,519)	$(17,640)	$(21,159)
(A)	Amounts reclassified are included in the computation of net periodic benefit cost. See Pension and Postretirement Benefits note to these condensed consolidated financial statements above.

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

Analysis of Results of Operations

Three months ended March 30, 2014 compared to the three months ended March 31, 2013

	Three Months Ended
	March 30, 2014	March 31, 2013
Net Sales (in millions)	$85.3	$74.7

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	March 30, 2014	March 31, 2013
Chrysler Group LLC	$29.2	$22.9
General Motors Company	18.2	14.1
Ford Motor Company	11.7	12.3
Tier 1 Customers	15.0	13.9
Commercial and Other OEM Customers	9.9	8.9
Hyundai / Kia	1.3	2.6
	$85.3	$74.7

Increased sales to Chrysler Group LLC and General Motors Company in the current year quarter were due to increased customer vehicle production volumes on models for which we supply components. Increased sales to Tier 1, Commercial and Other OEM customers in the current year quarter related to market growth and the increasing impact on our sales of other vehicle access control products, such as latches, fobs and driver controls, which we have developed in recent years to complement our historic lock and key access control products. The reduction in sales to Ford Motor Company and Hyundai / Kia in the current year quarter were due to lower customer vehicle production volumes on models for which we supply components.

	Three Months Ended
	March 30, 2014	March 31, 2013
Cost of Goods Sold (in millions)	$70.4	$61.4

Gross Profit (in millions)	$14.9	$13.2

Gross Profit as a Percentage of Net Sales	17.5%	17.7%

Direct material costs are the most significant component of our cost of goods sold and comprised $45.6 million or 64.8 percent of cost of goods sold in the current year quarter compared to $40.2 million or 65.4 percent of cost of goods sold in the prior year quarter. The increase in material costs of $5.4 million or 13.4 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter as discussed above. The remaining components of cost of goods sold consist of labor and overhead costs which increased $3.6 million or 17.0 percent in the current year quarter over the prior year quarter as the variable portion of these costs increased due to the increased sales volumes. In addition, the current quarter benefits of favorable overhead absorption of the fixed portion of our labor and overhead costs resulting from increased sales volumes between quarters and a reduction of approximately $397,000 in the U.S. dollar costs of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate were more than offset by an increase in current year quarter manufacturing startup costs associated with new product launches, an increase of $477,000 in current year quarter royalty costs and prior year quarter warranty provision credits of $527,000 which reflected the impact of favorable adjustments for warranty claims settled during the prior year quarter. We pay royalties to our customers on the sale of aftermarket service parts that include our customers’ logos or are manufactured using production tooling owned by our customers. Increased royalty costs between quarters are the result of an increase in aftermarket service sales between quarters. The average U.S. dollar/Mexican peso exchange rate increased to approximately 13.22 pesos to the dollar in the current year quarter from approximately 12.67 pesos to the dollar in the prior year quarter. This resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $397,000 in the current year quarter compared to the prior year quarter.

The improvement in gross profit in the current year quarter as compared to the prior year quarter was the result of the increase in sales, partially offset by the increase in cost of goods sold as discussed above. The reduction in gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter is the result of higher manufacturing startup costs associated with new product program launches, increased royalty costs in the current year quarter as compared to the prior year quarter and prior year quarter warranty provision credits as discussed above.

Engineering, selling and administrative expenses increased to $9.8 million in the current year quarter from $8.0 million in the prior year quarter and increased as a percentage of our net sales to 11.4 percent in the current year quarter from 10.7 percent in the prior year quarter. The year-over-year cost increase was due to higher current year quarter engineering costs associated with new product programs under development and increased current year quarter outside consulting and temporary help costs associated with an upgrade to our existing enterprise resource planning (EPR) system.

During our fiscal 2013 third quarter, SERP benefits of approximately $5.8 million were cash settled using primarily Rabbi trust assets and current cash balances. We incurred a related settlement charge to operations of approximately $2.1 million pre-tax in our fiscal 2013 third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. This charge had no effect on our aggregate equity balance because the unrealized actuarial losses were already recognized during prior periods in accumulated other comprehensive loss. Accordingly, the effect of the settlement charge on our retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

Income from operations in the current year quarter was $5.1 million compared to $3.1 million in the prior year quarter. This increase was the result of the fiscal 2013 third quarter $2.1 million SERP settlement charge and improvement in the gross profit between quarters, partially offset by the increase in engineering, selling and administrative expenses as discussed above.

Equity earnings of joint ventures was $267,000 during the current year quarter compared to equity loss of joint ventures of $291,000 in the prior year quarter. During the first half of fiscal year 2013 our joint venture in China incurred relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These costs resulted in STRATTEC incurring an equity loss from joint ventures in the prior year quarter.

Included in other income (expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Foreign Currency Transaction Gain (Loss)	$36	$(987)
Rabbi Trust Gain	27	103
Unrealized Gain on Mexican Peso Option Contracts	-	75
Realized Gain on Mexican Peso Option Contracts	-	2
Other	8	48
	$71	$(759)

Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. During the prior fiscal year we had agreements in place with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. In the prior year quarter, the Mexican peso appreciated to the U.S. dollar creating unrealized gains on these Mexican peso currency option contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso currency option contracts expired on June 28, 2013. No Mexican peso currency option contracts were effective during fiscal 2014. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended March 30, 2014 and March 31, 2013 was affected by the non-controlling interest portion of our pre-tax income. Our income tax provision for the three months ended March 31, 2013 was also affected by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S. Moreover, our income tax provision for the three month period ended March 30, 2014 included a reduction in our liability for unrecognized tax benefits of approximately $307,000 due to tax years that closed. Our effective tax rate was 23.4 percent for the current year quarter as compared to 27.9 percent for the prior year quarter. The reduction in the effective tax rate between quarters was the result of the current year quarter reduction in the liability for unrecognized tax benefits, partially offset by an increase in income subject to tax in the U.S. in the current year quarter as compared to the prior year quarter and an increase in the statutory tax rate for income subject to tax in Mexico effective January 1, 2014.

Nine months ended March 30, 2014 compared to the nine months ended March 31, 2013

	Nine Months Ended
	March 30, 2014	March 31, 2013
Net Sales (in millions)	$246.4	$217.7

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	March 30, 2014	March 31, 2013
Chrysler Group LLC	$84.5	$68.3
General Motors Company	49.2	42.7
Ford Motor Company	34.4	33.1
Tier 1 Customers	46.2	41.1
Commercial and Other OEM Customers	26.9	24.6
Hyundai / Kia	5.2	7.9
	$246.4	$217.7

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

	Nine Months Ended
	March 30, 2014	March 31, 2013
Cost of Goods Sold (in millions)	$201.0	$178.5

Gross Profit (in millions)	$45.4	$39.2

Gross Profit as a Percentage of Net Sales	18.4%	18.0%

Direct material costs are the most significant component of our cost of goods sold and comprised $131.5 million or 65.4 percent of cost of goods sold in the current year period compared to $116.9 million or 65.5 percent of cost of goods sold in the prior year period. The increase in material costs of $14.6 million or 12.5 percent was due to increased sales volumes in the current year period as compared to the prior year period as discussed above. The remaining components of cost of goods sold consist of labor and overhead costs which increased $7.9 million or 12.8 percent in the current year period over the prior year period as the variable portion of these costs increased due to the increased sales volumes. In addition, the current year period includes benefits of favorable absorption of the fixed portion of our labor and overhead costs resulting from increased sales volumes between periods, a reduction of approximately $389,000 in the U.S. dollar costs of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate, and a reduction of approximately $1.1 million in pension expense provisions between periods. These favorable impacts to cost of goods sold were partially offset by an increase in current year period manufacturing startup costs associated with new product launches, an increase of $859,000 in current year period royalty costs, an increase of $665,000 in expense provisions for the accrual of bonuses under our incentive bonus plans, and prior year period warranty provision credits of $527,000 which reflected the impact of favorable adjustments for warranty claims settled during the prior year period. The average U.S. dollar/Mexican peso exchange rate increased to approximately 13.11 pesos to the dollar in the current year period from approximately 12.93 pesos to the dollar in the prior year period. This resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $389,000 in the current year period compared to the prior year period. Pension expense provisions impacting our gross profit percentage decreased during the current year period as compared to the prior year period due to a significantly improved funded status on our frozen defined benefit pension plan. The amount of the accrual of bonuses under our incentive bonus plans which impacted our cost of goods sold increased in the current year period as compared to the prior year period based on our increased profitability during the current year to date period.

The improvement in gross profit in the current year period as compared to the prior year period was the result of the increase in sales, partially offset by the increase in cost of goods sold as discussed above. The improvement in gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter is the result of increased customer production volumes resulting in more favorable absorption of our fixed manufacturing costs, lower pension expense provisions as compared to the prior year period and a favorable Mexico peso to U.S. dollar exchange rate, partially offset by higher manufacturing startup costs associated with new product program launches, higher expense provisions for the accrual of bonuses under our incentive bonus plans and increased royalty costs as compared to the prior year period as discussed above.

Engineering, selling and administrative expenses increased approximately $2.9 million between year-to-date periods while decreasing slightly as a percentage of our net sales to 11.6 percent in the current year period from 11.8 percent in the prior year period.  The increase in costs in the current year period over the prior year period was due to higher health care costs, higher expense provisions for the accrual of bonuses under our incentive bonus plans, increased current year period outside consulting and temporary help costs associated with an upgrade to our existing enterprise resource planning (EPR) system, and higher engineering costs associated with new product programs under development.

During our fiscal 2013 third quarter, SERP benefits of approximately $5.8 million were cash settled using primarily Rabbi trust assets and current cash balances. We incurred a related settlement charge to operations of approximately $2.1 million pre-tax in our fiscal 2013 third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. This charge had no effect on our aggregate equity balance because the unrealized actuarial losses were already recognized during prior periods in accumulated other comprehensive loss. Accordingly, the effect of the settlement charge on our retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

Income from operations in the current year period was $16.9 million compared to $11.5 million in the prior year period. This increase was the result of the fiscal 2013 third quarter $2.1 million SERP settlement charge and the improvement in our gross profit in the current year period over the prior year period, partially offset by an increase in engineering, selling and administrative expenses as discussed above.

Equity earnings of joint ventures was $858,000 during the current year period compared to equity loss of joint ventures of $402,000 in the prior year period. During the first half of fiscal year 2013 our joint venture in China incurred relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These costs resulted in STRATTEC incurring an equity loss from joint ventures in the prior year period.

Included in other income (expense), net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	March 30, 2014	March 31, 2013
Foreign Currency Transaction Gain (Loss)	$74	$(1,300)
Rabbi Trust Gain	132	156
Unrealized Gain on Mexican Peso Option Contracts	-	424
Realized Loss on Mexican Peso Option Contracts, net	-	(32)
Other	90	162
	$296	$(590)

Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. During the prior fiscal year we had agreements in place with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. In the prior year period, the Mexican peso appreciated to the U.S. dollar creating unrealized gains on these Mexican peso currency option contracts while realized losses were generated on the weekly commitments due under the contracts. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso currency option contracts expired June 28, 2013. No Mexican peso currency contracts were effective during fiscal 2014. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the nine month periods ended March 30, 2014 and March 31, 2013 was affected by the non-controlling interest portion of our pre-tax income. Our income tax provision for the nine month period ended March 31, 2013 was also affected by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S. Moreover, our income tax provision for the nine month period ended March 30, 2014 included a reduction in our liability for unrecognized tax benefits of approximately $307,000 due to tax years that closed. Our effective tax rate was 29.4 percent for the current year period as compared to 27.5 percent for the prior year period. The increase in the effective tax rate between periods was the result of an increase in income subject to tax in the U.S. in the current period as compared to the prior year period and an increase in the statutory tax rate for income subject to tax in Mexico effective January 1, 2014, partially offset by the current year period reduction in the liability for unrecognized tax benefits.

Liquidity and Capital Resources

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 30, 2014 was as follows (in millions of dollars):

Chrysler Group LLC	$18.8
General Motors Company	$12.6
Ford Motor Company	$6.1

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of March 30, 2014, $12.1 million of our $20.5 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. Cash balances in Mexico will be used for future capital expenditures and future plant expansion in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Net cash provided by operating activities was $9.3 million during the nine months ended March 30, 2014, compared to $7.9 million during the nine months ended March 31, 2013. The increase in net cash provided by operating activities reflected an overall improvement in our operating results in the current year period as compared to the prior year period and also includes a net increase in working capital requirements of $427,000. Our working capital requirements increased during the current year period as compared to the prior year period due to an increase in customer tooling asset balances in the current year period compared to a decrease in the prior year period and a larger increase in accounts receivable balances in the current year period as compared to the prior year period. These impacts were offset by a cash settlement of SERP benefits during the prior year period and a greater increase in accounts payable and income tax payable balances in the current year period as compared to the prior year period. Customer tooling asset balances, which consist of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, increased approximately $4.1 million in the current year period in support of tooling requirements for new product programs. Customer tooling asset balances decreased approximately $2.4 million in the prior year period as a result of customer reimbursements of tooling asset balances. The increase in accounts receivable balances was $1.8 million higher in the current year period as compared to the prior year period as a result of the increase in sales between periods. The cash settlement of SERP benefits during the prior year period totaled approximately $5.8 million, of which $2.8 million was paid from current cash balances and $3.0 million was paid from other current asset balances. The increase in accounts payable balances was $1.6 million higher in the current year period as compared to the prior year period as a result of the timing of purchases and payments based on normal payment terms with our suppliers. Income tax payable balances increased $2.7 million in the current year period compared to a decrease of $1.2 million during the prior year period due to the improvement in our overall financial results between periods and prior year overpayments that were applied to the current year. Other significant cash payments impacting net cash provided by operating activities during both the current year and prior year periods include cash payments under our incentive bonus plan, cash contributions made to our qualified pension plan and cash payments made for Federal and state income. Cash payments under our incentive bonus plans totaled $4.8 million during the nine months ended March 30, 2014 compared to $5.2 during the nine months ended March 31, 2013. Cash contributions made to our qualified pension plan totaled $1.5 million during the nine months ended March 30, 2014 compared to $1.75 million during the nine months ended March 31, 2013. Cash payments made for Federal and state income taxes totaled $3.2 million during the nine months ended March 30, 2014 compared to $2.7 million during the nine months ended March 31, 2013.

Net cash used by investing activities of $9.6 million during the nine months ended March 31, 2014 and $7.9 million during the nine month period ended March 31, 2013 included capital expenditures of $9.4 million and $7.8 million, respectively. Capital expenditures during each nine month period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. We anticipate that capital expenditures will be approximately $11 million in total for fiscal 2014, primarily relating to expenditures in support of requirements for new product programs, expansion of our Juarez, Mexico facility, and the upgrade and replacement of existing equipment.  Net cash used by investing activities during the nine months ended March 30, 2014 also included a loan to our joint venture, VAST LLC. During the period, a loan of $285,000was made to VAST LLC by each partner, STRATTEC, WITTE and ADAC, in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil.  Net cash used by investing activities during the nine months ended March 31, 2013 also included an investment in our VAST LLC joint of $200,000 in support of general operating expenses. During the nine months ended March 30, 2014, no capital contributions were made to VAST LLC.

Net cash provided by financing activities of $542,000 during the nine months ended March 30, 2014 included $1.3 million of borrowings under credit facilities, $2.0 million of proceeds from stock purchases and option plan exercises and $455,000 in excess tax benefits from option plan exercises, mostly offset by $1 million for repayments of borrowings under credit facilities, $1.2 million for regular quarterly dividend payments to shareholders and $984,000 for dividend payments to non-controlling interests in our subsidiaries.  Net cash used in financing activities of $853,000 during the nine months ended March 31, 2013 included $1.4 million for dividend payments to shareholders, $1.3 million for dividend payments to non-controlling interests in our subsidiaries, and $1.0 million for repayments of borrowings under credit facilities, mostly offset by $2.5 million of borrowings under credit facilities, $266,000 of proceeds from stock purchases and option plan exercises and $64,000 in excess tax benefits from option plan exercises.  The regular quarterly dividend payments that would normally have been paid during the third and fourth quarters of fiscal 2013 were declared and paid during the second quarter of fiscal 2013.

During the nine months ended March 30, 2014, no capital contributions were made to VAST LLC in support of general operating expenses. During the prior year period the VAST joint venture in China incurred relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These relocation costs and start-up costs were financed internally by VAST LLC along with external financing secured from three local Chinese banks. We currently anticipate VAST China has adequate debt facilities in place over the next three month period to cover future operating and capital requirements for its business.

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at March 30, 2014. A total of 3,655,322 shares have been repurchased over the life of the program through March 30, 2014, at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended March 30, 2014. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2014.

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire on August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Prior to January 22, 2014, interest on borrowings under the ADAC-STRATTEC Credit Facility was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate. As a result of an amendment to the ADAC-STRATTEC Credit Facility, effective January 22, 2014 and thereafter, interest on borrowings under this facility is based on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no outstanding borrowings under the STRATTEC Credit Facility at March 30, 2014 or June 30, 2013. There were no borrowings under the STRATTEC Credit Facility during fiscal 2014 to date or during fiscal 2013. Borrowings under the ADAC-STRATTEC Credit Facility totaled $2.5 million at March 30, 2014 and $2.25 million at June 30, 2013. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.7 million and 1.8 percent, respectively, during the nine months ended March 30, 2014. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $1.0 million and 2.0 percent, respectively, during the nine months ended March 31, 2013.

Inflation Related Items:  Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired on June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other Income (Expense), net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of March 30, 2014 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Not Designated as Hedging Instruments:
Realized Gain	$-	$2	$-	$2
Realized (Loss)	$-	$-	$-	$(34)
Unrealized Gain	$-	$75	$-	$424

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

VAST do Brasil, a joint venture between VAST LLC and Ifer do Brasil Ltda., services customers in South America. Effective March 1, 2014, VAST LLC purchased the remaining non-controlling interest in VAST do Brasil from Ifer do Brasil Ltda.  VAST Fuzhou, VAST Great Shanghai and VAST Shanghai Co. (collectively known as VAST China), provides a base of operations to service our automotive customers in the Asian market. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $1.1 million during the nine months ended March 30, 2014 and equity loss of joint ventures to STRATTEC of approximately $402,000 during the nine months ended March 31, 2013. During the prior fiscal year our joint ventures in China continued to incur relocation costs associated with moves to new facilities and start-up costs associated with a new product line. These items resulted in STRATTEC incurring an equity loss from joint ventures in the prior year period. During the nine months ended March 30, 2014, no cash capital contributions were made to VAST LLC. During the nine months ended March 31, 2013, cash capital contributions totaling $600,000 were made to VAST LLC in support of general operating expenses. STRATTEC’s portion of these contributions during the prior year period totaled $200,000.

In fiscal year 2007, we established a new entity with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The new entity was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC holds a 51 percent interest in ADAC-STRATTEC LLC. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.0 million during the nine months ended March 30, 2014 and approximately $787,000 during the nine months ended March 31, 2013.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA supplies the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.2 million during the nine months ended March 30, 2014 and approximately $883,000 during the nine months ended March 31, 2013.

On April 5, 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which was formed to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. The initial capitalization of the NextLock joint venture totaled $1.5 million. STRATTEC’s portion of the initial capitalization totaled $765,000. We anticipate shipments of the new biometric security products to begin during the first quarter of fiscal 2015. Our investment in NextLock, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The NextLock joint venture activities resulted in equity loss of joint ventures to STRATTEC of approximately $249,000 during the nine months ended March 30, 2014.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At March 31, 2014, we had $2.5 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the nine months ended March 30, 2014 was $37,000. A 10% increase or decrease in the interest rate on borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency: We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos. Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate. During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired on June 28, 2013. The two weekly option contracts were for equivalent notional amounts and provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40. Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other Income (Expense), net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were outstanding as of March 30, 2014 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Not Designated as Hedging Instruments:
Realized Gain	$-	$2	$-	$2
Realized Loss	$-	$-	$-	$(34)
Unrealized Gain	$-	$75	$-	$424

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 30, 2014, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three or nine month periods ended March 30, 2014.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a) Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 8, 2014	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)