Form 10-Q
period 2014-09-28
STRATTEC SECURITY CORP
filed 2014-11-06
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

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

Common stock, par value $0.01 per share: 3,584,554 shares outstanding as of September 28, 2014 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 28, 2014

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials) and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 5, 2014 with the Securities and Exchange Commission for the year ended June 29, 2014.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013
Net sales	$122,242	$79,595
Cost of goods sold	94,185	65,080
Gross profit	28,057	14,515
Engineering, selling and administrative expenses	13,187	9,470
Income from operations	14,870	5,045
Interest income	22	6
Equity earnings of joint ventures	190	294
Interest expense	(11)	(14)
Other income, net	788	279
Income before provision for income taxes and non-controlling interest	15,859	5,610
Provision for income taxes	5,519	1,756
Net income	10,340	3,854
Net income attributable to non-controlling interest	1,040	643
Net income attributable to STRATTEC SECURITY CORPORATION	$9,300	$3,211
Comprehensive Income:
Net income	$10,340	$3,854
Pension and postretirement plans, net of tax	428	435
Currency translation adjustments	(852)	(336)
Other comprehensive (loss) income, net of tax	(424)	99
Comprehensive income	9,916	3,953
Comprehensive income attributable to non-controlling interest	976	623
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$8,940	$3,330
Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$2.63	$0.93
Diluted	$2.55	$0.91
Average shares outstanding:
Basic	3,497	3,382
Diluted	3,593	3,460
Cash dividends declared per share	$0.12	$0.11

The accompanying notes are an integral part of these condensed consolidated statements of income and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	September 28, 2014	June 29, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,545	$19,756
Receivables, net	79,321	68,822
Inventories
Finished products	8,610	9,034
Work in process	7,487	7,386
Purchased materials	18,150	16,232
Excess and obsolete reserve	(2,200)	(2,150)
Inventories, net	32,047	30,502
Other current assets	17,572	16,559
Total current assets	151,485	135,639
Investment in joint ventures	10,341	9,977
Other long-term assets	12,322	11,639
Property, plant and equipment	178,781	172,717
Less: accumulated depreciation	(118,112)	(116,936)
Net property, plant and equipment	60,669	55,781
	$234,817	$213,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,138	$36,053
Accrued Liabilities:
Payroll and benefits	18,888	18,058
Environmental	1,396	1,397
Warranty	3,340	3,462
Other	14,446	6,293
Total current liabilities	76,208	65,263
Deferred income taxes	5,168	5,127
Borrowings under credit facility	4,000	2,500
Accrued pension obligations	1,652	1,619
Accrued postretirement obligations	2,027	2,223
Other long-term liabilities	1,421	1,401
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,138,978 shares at September 28, 2014 and 7,110,308 shares at June 29, 2014	71	71
Capital in excess of par value	87,881	87,054
Retained earnings	203,371	194,498
Accumulated other comprehensive loss	(20,558)	(20,198)
Less: treasury stock, at cost (3,625,224 shares at September 28, 2014 and 3,625,492 shares at June 29, 2014)	(135,915)	(135,919)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	134,850	125,506
Non-controlling interest	9,491	9,397
Total shareholders’ equity	144,341	134,903
	$234,817	$213,036

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,340	$3,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,112	2,112
Foreign currency transaction gain	(786)	(212)
Stock based compensation expense	389	354
Equity earnings of joint ventures	(190)	(294)
Change in operating assets and liabilities:
Receivables	(10,618)	(4,544)
Inventories	(1,545)	(3,032)
Other assets	(890)	(3,216)
Accounts payable and accrued liabilities	10,298	752
Other, net	125	86
Net cash provided by (used in) operating activities	9,235	(4,140)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to joint ventures	(215)	-
Purchase of property, plant and equipment	(6,963)	(2,876)
Proceeds received on sale of property, plant and equipment	-	8
Net cash used in investing activities	(7,178)	(2,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	1,500	750
Dividends paid to non-controlling interests of subsidiaries	(882)	(984)
Dividends paid	(427)	(380)
Exercise of stock options and employee stock purchases	440	98
Net cash provided by (used in) financing activities	631	(516)
Foreign currency impact on cash	101	23
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,789	(7,501)
CASH AND CASH EQUIVALENTS
Beginning of period	19,756	20,307
End of period	$22,545	$12,806
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,102	$372
Interest	$5	$13
Non-cash investing activities:
Change in capital expenditures in accounts payable	$516	$-

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive of Velbert, Germany, and ADAC Automotive of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST” brand name. STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea and China, and we provide full service and aftermarket support for our products.

During 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which will introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. We anticipate shipment of new biometric security products to begin in the second quarter of our 2015 fiscal year through this new NextLock joint venture.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and NextLock LLC for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of three wholly owned subsidiaries in China and one in Brazil. NextLock LLC is located in El Paso, Texas. We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheet as of June 29, 2014, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2014 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 5, 2014.

New Accounting Standard

In May 2014, the FASB issued an update to the accounting guidance for the recognition of revenue arising from contracts with customers. The update supersedes most current revenue recognition guidance and outlines a single comprehensive model for revenue recognition based on the principle that an entity should recognize revenue in an amount that reflects the expected consideration to be received in the exchange of goods and services. The guidance update also required additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance update is effective for annual reporting periods beginning after December 15, 2016 and becomes effective for us at the beginning of our 2018 fiscal year. Early adoption is not permitted. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of September 28, 2014 and June 29, 2014. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2014 (in thousands of dollars):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$332	$-	$-
Mid Cap	225	-	-
Large Cap	456	-	-
International	428	-	-
Fixed Income Funds	752	-	-
Cash and Cash Equivalents	-	28	-
Total Assets at Fair Value	$2,193	$28	$-

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. There were no transfers between Level 1 and Level 2 assets during the three months ended September 28, 2014.

Equity Earnings (Loss) of Joint Ventures

We hold a one-third interest in a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), with WITTE Automotive of Velbert, Germany (“WITTE”), and ADAC Automotive of Grand Rapids, Michigan (“ADAC”). VAST LLC exists to seek opportunities to manufacture and sell all three companies’ products in areas of the world outside of North America and Europe. VAST LLC consists primarily of three wholly owned subsidiaries in China and one in Brazil. Our investment in VAST LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method.

The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Three Months Ended
	September 28, 2014	September 29, 2013
Net Sales	$30,998	$24,529
Cost of Goods Sold	26,083	20,415
Gross Profit	4,915	4,114
Engineering, Selling and Administrative Expenses	4,198	3,490
Income From Operations	717	624
Other Income (Expense), net	473	(2)
Income before Provision for Income taxes	1,190	622
Provision for (Benefit from) Income Taxes	59	(454)
Net Income	$1,131	$1,076
STRATTEC’s Share of VAST LLC Net Income	$377	$359
Intercompany Profit Elimination	(1)	(6)
STRATTEC’s Equity Earnings of VAST LLC	$376	$353

During 2013, we acquired a 51% ownership interest in a newly formed joint venture company, NextLock LLC, which will introduce a new generation of biometric security products based upon designs of Actuator Systems LLC, our partner. We anticipate shipment of the biometric security products to begin in the second quarter of our 2015 fiscal year through this new joint venture. Our investment in NextLock, for which we exercise significant influence but do not control, is accounted for using the equity method.

The following are summarized statements of operations for NextLock LLC (thousands of dollars):

	Three Months Ended
	September 28, 2014	September 29, 2013
Engineering, Selling and Administrative Expenses	$364	$116
Loss From Operations	(364)	(116)
Net Loss	$(364)	$(116)
STRATTEC’s Equity Loss of NextLock LLC	$(186)	$(59)

We have sales of component parts to VAST LLC and NextLock LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following tables summarize the related party transactions with VAST LLC (thousands of dollars):

	Three Months Ended
	September 28, 2014	September 29, 2013
Sales to VAST LLC	$114	$40
Sales to NextLock LLC	$5	$-
Purchases from VAST LLC	$39	$115
Expenses Charged to VAST LLC	$159	$240
Expenses Charged from VAST LLC	$483	$282

Credit Facilities and Guarantees

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate.  Interest on borrowings under the STRATTEC credit facility and effective on or after January 22, 2014 under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio.

Outstanding borrowings under the credit facilities were as follows (thousands of dollars):

	September 28, 2014	June 29, 2014
STRATTEC Credit Facility	$-	$-
ADAC-STRATTEC Credit Facility	$4,000	$2,500

Average outstanding borrowings and the weighted average interest rate under each credit facility were as follows for each period presented (thousands of dollars):

Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
STRATTEC Credit Facility	$-	$-	-%	-%
ADAC-STRATTEC Credit Facility	$3,481	$2,769	1.2%	1.9%

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through September 28, 2014, costs of approximately $479,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at September 28, 2014, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month period ended September 28, 2014 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non-Controlling Interest
Balance, June 29, 2014	$134,903	$125,506	$9,397
Net Income	10,340	9,300	1,040
Dividend Declared	(427)	(427)	-
Dividend Declared – Non-controlling Interests of Subsidiaries	(882)	-	(882)
Translation adjustments	(852)	(788)	(64)
Stock Based Compensation	389	389	-
Tax Benefit – Dividend Paid on Restricted Shares	2	2	-
Pension and Postretirement Adjustment, Net of tax	428	428	-
Employee Stock Purchases and Stock Option Exercises	440	440	-
Balance, September 28, 2014	$144,341	$134,850	$9,491

Other Income, net

Net other income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Foreign Currency Transaction Gain	$786	$212
Rabbi Trust (Loss) Gain	(27)	48
Other	29	19
	$788	$279

Income Taxes

The income tax provisions for the three month periods ended September 28, 2014 and September 29, 2013 were affected by the non-controlling interest portion of our pre-tax income.  The income tax provision for the three month period ended September 29, 2013 was also affected by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2014	September 29, 2013
Net Income Attributable to STRATTEC SECURITY CORPORATION	$9,300	$3,211
Less: Income Attributable to Participating Securities	120	60
Net Income Attributable to Common Shareholders	$9,180	$3,151
Basic Weighted Average Shares of Common Stock Outstanding	3,497	3,382
Incremental Shares – Stock based Compensation	96	78
Diluted Weighted Average Shares of Common Stock Outstanding	3,593	3,460
Basic Earnings Per Share	$2.63	$0.93
Diluted Earnings Per Share	$2.55	$0.91

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of September 28, 2014, options to purchase 10,000 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of September 29, 2013, options to purchase 82,000 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of September 28, 2014, the Board of Directors had designated 1,700,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of September 28, 2014 were 91,250. Upon approval of an amendment to the plan by our shareholders at our 2014 annual meeting, effective October 7, 2014, an additional 150,000 shares of common stock were designated as available for the grant of awards under the plan. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified employees under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant. Restricted shares granted have voting rights, regardless if the shares are vested or unvested. Restricted shares granted prior to August 2014 have dividend rights, regardless if the shares are vested or unvested. Commencing in August 2014 and thereafter, shares of restricted stock are not entitled to receive any cash dividends if they are unvested as of the record date. The restricted stock grants issued to date vest 3 years after the date of grant.

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

A summary of stock option activity under our stock incentive plan for the three months ended September 28, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 29, 2014	185,242	$24.73
Granted	10,000	$79.73
Exercised	(10,870)	$25.30
Outstanding, September 28, 2014	184,372	$27.68	6.5	$10,105
Exercisable, September 28, 2014	102,979	$19.50	4.8	$6,487

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three month periods presented below was as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Intrinsic Value of Options Exercised	$500	$55
Fair Value of Stock Options Vesting	$382	$273

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented below were as follows:

	Three Months Ended
	September 28, 2014	September 29, 2013
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$34.93	$17.58
Assumptions:
Risk Free Interest Rate	1.90%	2.06%
Expected Volatility	57.83%	58.75%
Expected Dividend Yield	0.62%	1.11%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the three months ended September 28, 2014 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 29, 2014	63,600	$28.64
Granted	25,000	$70.90
Vested	(17,800)	$23.01
Nonvested Balance, September 28, 2014	70,800	$44.98

As of September 28, 2014, there was $759,000 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a weighted average period of 1.1 years. As of September 28, 2014, there was approximately $2.0 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a weighted average period of 1.3 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates. Benefits are based on years of service and final average compensation. Our policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. Effective December 31, 2009, an amendment to the Qualified Pension Plan discontinued the benefit accruals for salary increases and credited service rendered after that date.  On April 2, 2014, our Board of Directors approved a resolution to terminate the Qualified Pension Plan.  The termination of the Qualified Pension Plan is subject to the Internal Revenue Service’s (“IRS”) determination that the Qualified Pension Plan is qualified on termination.  We believe it will take 18 to 24 months to finalize the complete termination of the Qualified Pension Plan after obtaining IRS approval.  Additionally, we have amended the Qualified Pension Plan to provide that participants are 100 percent vested in their accrued benefits as of the effective date of the plan termination, to adopt a new standard for disability benefits that will apply when the plan’s assets are distributed due to the termination, to add a lump sum distribution for employees and terminated vested participants who are not in payment status when Qualified Pension Plan assets are distributed due to the termination and to make certain other conforming amendments to the Qualified Pension Plan to comply with applicable laws that may be required by the IRS or may be deemed necessary or advisable to improve the administration of the Qualified Pension Plan or facilitate its termination and liquidation.  The foregoing Qualified Pension Plan amendments are also subject to our requirement to bargain with the union.  We also intend to make contributions to the Trust Fund for the Qualified Pension Plan to ensure that there are sufficient assets to provide all Qualified Pension Plan benefits as of the anticipated distribution date.  The financial impact of the plan termination will be recognized as a settlement of the Qualified Pension Plan liabilities.  The settlement date and related financial impact have not yet been determined.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  We froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Going forward, each eligible participant will receive a supplemental retirement benefit equal to the foregoing lump-sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All current participants are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting schedule.  The SERP, which is considered a defined benefit plan under applicable rules and regulations, will continue to be funded through the use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The foregoing amendments to the SERP did not have a material effect on our financial statements.  The Rabbi Trust assets had a value of $2.2 million at both September 28, 2014 and June 29, 2014, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$16	$54	$4	$4
Interest cost	1,043	1,102	28	39
Expected return on plan assets	(1,543)	(1,610)	-	-
Amortization of prior service cost (credit)	3	3	(191)	(191)
Amortization of unrecognized net loss	693	666	173	212
Net periodic benefit cost	$212	$215	$14	$64

No contributions were made to the Qualified Pension Plan during the three month period ended September 28, 2014. Contributions of $750,000 were made to the Qualified Pension Plan during the three month period ended September 29, 2013. Voluntary contributions of $3.0 million are anticipated to be made during the remainder of fiscal 2015.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended September 28, 2014
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 29, 2014	$3,411	$16,787	$20,198
Other comprehensive loss before reclassifications	852	-	852
Income tax	-	-	-
Net other comprehensive loss before reclassifications	852	-	852
Reclassifications:
Prior service credits (A)	-	188	188
Actuarial gains (A)	-	(867)	(867)
Total reclassifications before tax	-	(679)	(679)
Income tax	-	251	251
Net reclassifications	-	(428)	(428)
Other comprehensive loss (income)	852	(428)	424
Other comprehensive loss attributable to non-controlling interest	64	-	64
Balance, September 28, 2014	$4,199	$16,359	$20,558

	Three Months Ended September 29, 2013
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2013	$3,268	$18,944	$22,212
Other comprehensive loss before reclassifications	336	-	336
Income tax	-	-	-
Net other comprehensive loss before reclassifications	336	-	336
Reclassifications:
Prior service credits (A)	-	188	188
Unrecognized net loss (A)	-	(878)	(878)
Total reclassifications before tax	-	(690)	(690)
Income tax	-	255	255
Net reclassifications	-	(435)	(435)
Other comprehensive loss (income)	336	(435)	(99)
Other comprehensive loss attributable to non-controlling interest	20	-	20
Balance, September 29, 2013	$3,584	$18,509	$22,093
(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Cost of Goods Sold and Engineering, Selling and Administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. See Pension and Postretirement Benefits note to these condensed consolidated financial statements above.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2014 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to its Form 10-K on September 5, 2014. Unless otherwise indicated, all references to years refer to fiscal years.

Analysis of Results of Operations

Three months ended September 28, 2014 compared to the three months ended September 29, 2013

	Three Months Ended
	September 28, 2014	September 29, 2013
Net Sales (in millions)	$122.2	$79.6

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	September 28, 2014	September 29, 2013
Chrysler Group LLC	$32.0	$26.6
General Motors Company	44.9	15.0
Ford Motor Company	11.8	11.4
Tier 1 Customers	17.0	15.8
Commercial and Other OEM Customers	9.1	8.7
Hyundai / Kia	7.4	2.1
	$122.2	$79.6

The increase in sales to General Motors Company in the current year quarter was primarily attributed to incremental service parts sales of $28.0 million related to a recall campaign. The incremental sales are expected to adjust to lower levels during the second quarter of the fiscal 2015, after which the service parts sales may return to more normal levels. Higher vehicle production volumes and greater product content on vehicle models for which we supply components introduced for the 2015 model year also attributed to the sales increase. Increased sales to Chrysler Group LLC in the current year quarter were the result of higher customer vehicle production volumes and increased content on models for which we supply components.  Sales to Ford Motor Company in the current year quarter were flat.  Sales to Tier 1 Customers during the current year quarter increased slightly in comparison to the prior year quarter. These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls, that we have developed in recent years to complement our historic core business of locks and keys.  The increase in sales to Hyundai / Kia in the current year quarter was due to the ramp-up of a new model introduction for which we supply components.

	Three Months Ended
	September 28, 2014	September 29, 2013
Cost of Goods Sold (in millions)	$94.2	$65.1

Direct material costs are the most significant component of our cost of goods sold and comprised $60.1 million or 63.8 percent of cost of goods sold in the current year quarter compared to $42.5 million or 65.4 percent of cost of goods sold in the prior year quarter. The increase in material costs of $17.6 million or 41.4 percent was due to increased sales volumes in the current year quarter over the prior year quarter as discussed above. The reduction in material costs as a percent of cost of goods sold is the result of increased sales of service parts as discussed above, which typically have lower material cost percentages as compared to parts sold for new vehicle production.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $22.6 million or 50.9 percent in the current year quarter over the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes during the current year quarter. In addition, the current year quarter includes benefits of favorable absorption of the fixed portion of our labor and overhead costs resulting from increased sales volumes between periods, partially offset by higher costs associated with new product launches, an increase of $3.1 million in expense provisions for the accrual of bonuses under our incentive bonus plans as a result of improved financial results and a lump sum bonus totaling $311,000 paid to the Company’s Milwaukee represented hourly workers resulting from a new 4-year labor contract ratified on September 18, 2014.

	Three Months Ended
	September 28, 2014	September 29, 2013
Gross Profit (in millions)	$28.1	$14.5
Gross Profit as a percentage of net sales	23.0%	18.2%

The improvement in gross profit in the current year quarter over the prior year quarter was the result of the increase in sales, partially offset by the increase in cost of goods sold as discussed above. The improvement in gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter was the result of increased sales of service parts related to a customer recall campaign, which typically have higher gross profit margins as compared to gross profit margins on parts sold for new vehicle production, and increased customer production volumes resulting in more favorable absorption of our fixed manufacturing costs. These favorable impacts to the gross profit margin as a percentage of net sales were partially offset by higher costs associated with new product launches, an increase in expense provisions for the accrual of bonuses under our incentive bonus plans and a lump sum bonus paid to the Company’s Milwaukee represented hourly workers resulting from the ratification of a new 4-year labor contract, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	September 28, 2014	September 29, 2013
Expenses (in millions)	$13.2	$9.5
Expenses as a percentage of net sales	10.8%	11.9%

Engineering, selling and administrative increased approximately $3.7 million between periods while decreasing as a percentage of net sales. The increase in these costs in the current year quarter over the prior year quarter was due to higher expense provisions for the accrual of bonuses under our incentive bonus plans as a result of improved financial results.

Income from operations in the current year quarter was $14.9 million compared to $5.1 million in the prior year quarter. This increase was the result of increased sales and improved gross profit margins in the current year quarter over the prior year quarter, partially offset by an increase in engineering, selling and administrative expenses, all as discussed above.

Equity earnings of joint ventures was $190,000 during the current year quarter compared $294,000 in the prior year quarter. Included in equity earnings of joint ventures were start-up costs associated with our new joint venture, NextLock LLC.  These start-up costs totaled $186,000 in the current quarter and $59,000 in the prior year quarter.

Included in other income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Foreign Currency Transaction Gain	$786	$212
Rabbi Trust (Loss) Gain	(27)	48
Other	29	19
	$788	$279

Foreign currency transaction gains resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended September 28, 2014 and September 29, 2013 was affected by the non-controlling interest portion of our pre-tax income.  Our effective tax rate was 34.8 percent for the current year quarter as compared to 31.3 percent for the prior year quarter.  The major contributors to the change in the effective tax rate between periods was an increase in income subject to tax in the U.S. and a higher statutory tax rate for income subject to tax in Mexico in the current year quarter as compared to the prior year quarter.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 28, 2014 was as follows (in millions of dollars):

Chrysler Group LLC	$22.2
General Motors Company	$25.3
Ford Motor Company	$5.7

Cash Balances in Mexico

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of September 28, 2014, $12.5 million of our $22.5 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. Cash balances in Mexico will be used for future capital expenditures and future plant expansion in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash Flow Analysis

	Three Months Ended
	September 28, 2014	September 29, 2013
Cash Flows from (in millions):
Operating Activities	$9.2	$(4.1)
Investing Activities	$(7.2)	$(2.9)
Financing Activities	$0.6	$(0.5)

Net cash provided by operating activities was $9.2 million during the current year quarter compared to net cash used in operating activities of $4.1 million during the prior year quarter. The change in operating cash flow between periods was due to improvement in our operating results in the current year quarter as compared to the prior year quarter as discussed above under analysis of results of operations as well as a net decrease in working capital requirements between periods of $7.3 million, with the major contributors to the decrease being as follows (in millions of dollars):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	September 28, 2014	September 29, 2013	Change
Accounts Receivable	$10.6	$4.5	$6.1
Inventory	1.5	3.0	(1.5)
Other Assets	0.9	3.2	(2.3)
Accounts Payable and Accrued Liabilities	(10.3)	(0.8)	(9.5)

The change in working capital requirements between periods related to changes in the accounts receivable balances reflected a significant increase in sales during the current year quarter as compared to the prior year quarter, which occurred as a result of $28.0 million of additional service parts sales in conjunction with a customer’s recall campaign and an overall increase in customer vehicle production volumes on models for which we supply components. The change in working capital requirements between periods related to changes in the inventory balances reflected a larger build of inventories during the prior year quarter as compared to the current year quarter in support of production shipment requirements for new model year launches. The change in working capital requirements between periods related to changes in the other assets balances reflected a larger investment in customer tooling asset balances, which consist of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tools, resulting from the timing of tooling development spending required to meet customer production requirements and related customer reimbursements. The change in working capital requirements between periods related to changes in the accounts payable and accrued liabilities balances occurred because of larger increases in our income tax liability balances and larger accruals of bonuses under our incentive bonus plans in the current year quarter as compared to the prior year quarter. Both of these conditions occurred because of the improvement in our financial results in the current year quarter as compared to the prior year quarter.

Other significant cash payments impacting net cash provided by operating activities during both the current year quarter and prior year quarter included cash payments made under our incentive bonus plans and cash payments for Federal, state and foreign income taxes.  Cash payments under our incentive bonus plans totaled $7.3 million in the current year quarter compared to $4.0 million during the prior year quarter. Cash payments made for Federal, state and foreign income taxes totaled $1.1 million during the current quarter compared to $372,000 during the prior year quarter.

Net cash used by investing activities of $7.2 million during the current year quarter and $2.9 million during the prior year quarter included capital expenditures of $7.0 million and $2.9 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year quarter capital expenditures of $2.1 million were also made for the purchase of an additional facility in Juarez, Mexico. Net cash used by investing activities during the current year quarter also included a loan to our joint venture, VAST LLC.  A loan of $215,000 was made by each partner, STRATTEC, WITTE and ADAC, in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and in support of funding operating costs of the Brazil entity.

Net cash provided by financing activities of $631,000 during the current year quarter included $1.5 million of additional borrowings under credit facilities and $440,000 of proceeds received from stock option exercises and related excess tax benefits, partially offset by $427,000 for regular quarterly dividend payments to shareholders and $882,000 for dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities during the prior year quarter of $516,000 included $380,000 for regular quarterly dividend payments to shareholders and $984,000 for dividend payments to non-controlling interests in our subsidiaries, partially offset by $750,000 of additional borrowings under credit facilities and $98,000 of proceeds received from stock option exercises and related excess tax benefits.

VAST LLC Cash Requirements

During the current year quarter and prior year quarter, no cash capital contributions were made to VAST LLC. VAST China operational costs have been financed internally by VAST LLC along with external financing secured from three local Chinese banks. We currently anticipate VAST China has adequate debt facilities in place over the next nine to twelve month period to cover future operating and capital requirements.

Future Capital Expenditures

Capital expenditures during the current quarter totaled $7.0 million compared to $2.9 million in the prior year quarter. We anticipate that capital expenditures will be approximately $21 million during all of fiscal 2015 in support of requirements for new product programs, the upgrade and replacement of existing equipment and the purchase of two buildings, one of which is located in Michigan and the other is located in Juarez, Mexico.  The Michigan building is expected to be used as a sales and engineering office and will replace two current leased facilities in Michigan.  The Juarez, Mexico building is expected to be used as an additional facility to support current operations and new business awards in Mexico.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at September 28, 2014. A total of 3,655,322 shares have been repurchased over the life of the program through September 28, 2014, at a cost of approximately $136.4 million. No shares were repurchased during the three month periods ended September 28, 2014 or September 29, 2013. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2015.

Credit Facilities

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate. Interest on borrowings under the STRATTEC credit facility and effective on or after January 22, 2014 under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no borrowings under the STRATTEC Credit Facility during fiscal 2015 to date or during fiscal 2014. Borrowings under the ADAC-STRATTEC Credit Facility totaled $4.0 million at September 28, 2014 and $2.5 million at June 29, 2014. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $3.5 million and 1.2 percent, respectively, during the three months ended September 28, 2014. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.8 million and 1.9 percent, respectively, during the three months ended September 29, 2013.

Inflation and Other Changes in Prices

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

VAST do Brasil services customers in South America. Effective March 21, 2014, VAST LLC purchased the remaining non-controlling interest in VAST do Brasil. VAST Fuzhou, VAST Great Shanghai and VAST Shanghai Co. (collectively known as VAST China), provides a base of operations to service our automotive customers in the Asian market. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $376,000 during the three months ended September 28, 2014 and approximately $353,000 during the three months ended September 29, 2013. During the three month periods ended September 28, 2014 and September 29, 2013, no cash capital contributions were made to VAST LLC. During the quarter ended September 28, 2014, STRATTEC made a loan of $215,000 to VAST LLC, to support VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and to fund the operating costs of the Brazilian entity.

In fiscal year 2007, we established a new entity with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The new entity was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC holds a 51 percent interest in ADAC-STRATTEC LLC. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $662,000 during the three months ended September 28, 2014 and approximately $287,000 during the three months ended September 29, 2013.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA supplies the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $76,000 during the three months ended September 28, 2014 and approximately $419,000 during the three months ended September 29, 2013.

On April 5, 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which was formed to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. The initial capitalization of the NextLock joint venture totaled $1.5 million. STRATTEC’s portion of the initial capitalization totaled $765,000. We anticipate shipments of the new biometric security products to begin during the second quarter of fiscal 2015. Our investment in NextLock, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to the NextLock joint venture resulted in equity loss of joint ventures to STRATTEC of approximately $186,000 during the three months ended September 28, 2014 and approximately $59,000 during the three months ended September 29, 2013.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At September 28, 2014, we had $4 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the three months ended September 28, 2014 was $11,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 5, 2014.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through September 28, 2014, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended September 28, 2014.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

10.1	Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 6, 2014	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)