Form 10-Q
period 2014-12-28
STRATTEC SECURITY CORP
filed 2015-02-06
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

or

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

Common stock, par value $0.01 per share: 3,587,151 shares outstanding as of December 28, 2014 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 28, 2014

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net sales	$101,990	$81,484	$224,232	$161,079
Cost of goods sold	83,538	65,541	177,723	130,621
Gross profit	18,452	15,943	46,509	30,458
Engineering, selling and administrative expenses	10,490	9,250	23,677	18,720
Income from operations	7,962	6,693	22,832	11,738
Interest income	43	21	65	27
Equity (loss) earnings of joint ventures	(121)	297	69	591
Interest expense	(11)	(15)	(22)	(29)
Other income (expense), net	1,823	(54)	2,611	225
Income before provision for income taxes and non-controlling interest	9,696	6,942	25,555	12,552
Provision for income taxes	2,795	2,261	8,314	4,017
Net income	6,901	4,681	17,241	8,535
Net income attributable to non-controlling interest	1,123	808	2,163	1,451
Net income attributable to STRATTEC SECURITY CORPORATION	$5,778	$3,873	$15,078	$7,084
Comprehensive Income:
Net income	$6,901	$4,681	$17,241	$8,535
Pension and postretirement plans, net of tax	428	434	856	869
Currency translation adjustments	(2,590)	197	(3,442)	(139)
Other comprehensive (loss) income, net of tax	(2,162)	631	(2,586)	730
Comprehensive income	4,739	5,312	14,655	9,265
Comprehensive income attributable to non-controlling interest	965	817	1,941	1,440
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,774	$4,495	$12,714	$7,825
Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$1.62	$1.11	$4.25	$2.05
Diluted	$1.58	$1.09	$4.13	$2.00
Average shares outstanding:
Basic	3,518	3,413	3,507	3,397
Diluted	3,612	3,487	3,603	3,473
Cash dividends declared per share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these condensed consolidated statements of income and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	December 28, 2014	June 29, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,843	$19,756
Receivables, net	61,537	68,822
Inventories
Finished products	12,536	9,034
Work in process	8,181	7,386
Purchased materials	20,471	16,232
Excess and obsolete reserve	(2,295)	(2,150)
Inventories, net	38,893	30,502
Other current assets	16,143	16,559
Total current assets	136,416	135,639
Investment in joint ventures	10,687	9,977
Other long-term assets	12,862	11,639
Property, plant and equipment	187,107	172,717
Less: accumulated depreciation	(119,832)	(116,936)
Net property, plant and equipment	67,275	55,781
	$227,240	$213,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,179	$36,053
Accrued Liabilities:
Payroll and benefits	19,667	18,058
Environmental	1,389	1,397
Warranty	3,640	3,462
Other	6,455	6,293
Total current liabilities	64,330	65,263
Deferred income taxes	5,184	5,127
Borrowings under credit facility	3,500	2,500
Accrued pension obligations	1,684	1,619
Accrued postretirement obligations	1,863	2,223
Other long-term liabilities	1,440	1,401
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,144,678 shares at December 28, 2014 and 7,110,308 shares at June 29, 2014	71	71
Capital in excess of par value	88,464	87,054
Retained earnings	208,722	194,498
Accumulated other comprehensive loss	(22,562)	(20,198)
Less: treasury stock, at cost (3,625,027 shares at December 28, 2014 and 3,625,492 shares at June 29, 2014)	(135,912)	(135,919)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	138,783	125,506
Non-controlling interest	10,456	9,397
Total shareholders’ equity	149,239	134,903
	$227,240	$213,036

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 28, 2014	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,241	$8,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,261	4,167
Foreign currency transaction gain	(2,421)	(38)
Stock based compensation expense	700	630
Equity earnings of joint ventures	(69)	(591)
Change in operating assets and liabilities:
Receivables	6,780	3,153
Inventories	(8,391)	(5,723)
Other assets	207	(3,712)
Accounts payable and accrued liabilities	(781)	272
Other, net	157	74
Net cash provided by operating activities	17,684	6,767
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(384)	-
Loan to joint ventures	(215)	-
Purchase of property, plant and equipment	(16,955)	(6,450)
Proceeds received on sale of property, plant and equipment	-	21
Net cash used in investing activities	(17,554)	(6,429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	1,500	750
Repayments of borrowings under credit facility	(500)	-
Dividends paid to non-controlling interests of subsidiaries	(882)	(984)
Dividends paid	(854)	(764)
Exercise of stock options and employee stock purchases	714	789
Net cash used in financing activities	(22)	(209)
Foreign currency impact on cash	(21)	(48)
NET INCREASE IN CASH AND CASH EQUIVALENTS	87	81
CASH AND CASH EQUIVALENTS
Beginning of period	19,756	20,307
End of period	$19,843	$20,388
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$10,207	$1,582
Interest	$17	$23
Non-cash investing activities:
Change in capital expenditures in accounts payable	$274	$-

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

During 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which will introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. We anticipate shipment of new biometric security products to begin in the second half of our 2015 fiscal year through this new NextLock joint venture.

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

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of December 28, 2014 and June 29, 2014. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2014 (in thousands of dollars):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$353	$-	$-
Mid Cap	241	-	-
Large Cap	482	-	-
International	410	-	-
Fixed Income Funds	753	-	-
Cash and Cash Equivalents	-	28	-
Total Assets at Fair Value	$2,239	$28	$-

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. There were no transfers between Level 1 and Level 2 assets during the three or six month periods ended December 28, 2014.

Equity Earnings of Joint Ventures

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

The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net Sales	$35,663	$27,135	$66,661	$51,664
Cost of Goods Sold	30,469	22,943	56,552	43,358
Gross Profit	5,194	4,192	10,109	8,306
Engineering, Selling and Administrative Expenses	4,590	2,791	8,788	6,281
Income From Operations	604	1,401	1,321	2,025
Other Income (Expense), net	183	(19)	656	(21)
Income before Provision for Income taxes	787	1,382	1,977	2,004
Provision for (Benefit from) Income Taxes	376	219	435	(235)
Net Income	$411	$1,163	$1,542	$2,239
STRATTEC’s Share of VAST LLC Net Income	$137	$387	514	$746
Intercompany Profit Elimination	5	2	4	(4)
STRATTEC’s Equity Earnings of VAST LLC	$142	$389	$518	$742

During 2013, we acquired a 51% ownership interest in a newly formed joint venture company, NextLock LLC, which will introduce a new generation of biometric security products based upon designs of Actuator Systems LLC, our partner. We anticipate shipment of the biometric security products to begin during the second half of our 2015 fiscal year through this new joint venture. Our investment in NextLock LLC, for which we exercise significant influence but do not control, is accounted for using the equity method.

The following are summarized statements of operations for NextLock LLC (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Engineering, Selling and Administrative Expenses	$516	$181	$880	$297
Loss From Operations	(516)	(181)	(880)	(297)
Net Loss	$(516)	$(181)	$(880)	$(297)
STRATTEC’s Equity Loss of NextLock LLC	$(263)	$(92)	$(449)	$(151)

We have sales of component parts to VAST LLC and NextLock LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following tables summarize these related party transactions with VAST LLC and NextLock LLC for the periods indicated below (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Sales to VAST LLC	$657	$55	$771	$95
Sales to NextLock LLC	$27	$-	$32	$-
Purchases from VAST LLC	$41	$43	$80	$158
Expenses Charged to VAST LLC	$245	$159	$404	$399
Expenses Charged from VAST LLC	$457	$303	$940	$585

Credit Facilities and Guarantees

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate.  Interest on borrowings under the STRATTEC credit facility and effective on or after January 22, 2014 under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 28, 2014, we were in compliance with all financial covenants.

Outstanding borrowings under the credit facilities were as follows (thousands of dollars):

	December 28, 2014	June 29, 2014
STRATTEC Credit Facility	$-	$-
ADAC-STRATTEC Credit Facility	$3,500	$2,500

Average outstanding borrowings and the weighted average interest rate under each credit facility were as follows for each period presented (thousands of dollars):

Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
STRATTEC Credit Facility	$-	$-	-%	-%
ADAC-STRATTEC Credit Facility	$3,819	$2,800	1.2%	1.9%

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through December 28, 2014, costs of approximately $486,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at December 28, 2014, is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the six month period ended December 28, 2014 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non-Controlling Interest
Balance, June 29, 2014	$134,903	$125,506	$9,397
Net Income	17,241	15,078	2,163
Dividend Declared	(854)	(854)	-
Dividend Declared – Non-controlling Interests of Subsidiaries	(882)	-	(882)
Translation adjustments	(3,442)	(3,220)	(222)
Stock Based Compensation	700	700	-
Tax Benefit – Dividend Paid on Restricted Shares	3	3	-
Pension and Postretirement Adjustment, Net of tax	856	856	-
Employee Stock Purchases and Stock Option Exercises	714	714	-
Balance, December 28, 2014	$149,239	$138,783	$10,456

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Foreign Currency Transaction Gain (Loss)	$1,635	$(174)	$2,421	$38
Rabbi Trust Gain	45	57	18	105
Other	143	63	172	82
	$1,823	$(54)	$2,611	$225

Income Taxes

The income tax provisions for the three and six month periods ended December 28, 2014 and December 29, 2013 were affected by the non-controlling interest portion of our pre-tax income.  The income tax provision for the three and six month periods ended December 28, 2014 and December 29, 2013 were also affected by a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net Income Attributable to STRATTEC SECURITY CORPORATION	$5,778	$3,873	$15,078	$7,084
Less: Income Attributable to Participating Securities	71	69	191	129
Net Income Attributable to Common Shareholders	$5,707	$3,804	$14,887	$6,955
Basic Weighted Average Shares of Common Stock Outstanding	3,518	3,413	3,507	3,397
Incremental Shares – Stock based Compensation	94	74	96	76
Diluted Weighted Average Shares of Common Stock Outstanding	3,612	3,487	3,603	3,473
Basic Earnings Per Share	$1.62	$1.11	$4.25	$2.05
Diluted Earnings Per Share	$1.58	$1.09	$4.13	$2.00

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of December 28, 2014, options to purchase 9,010 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of December 29, 2013, options to purchase 67,340 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of December 28, 2014, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 28, 2014 were 253,139. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended December 28, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 29, 2014	185,242	$24.73
Granted	10,000	$79.73
Exercised	(16,570)	$21.84
Forfeited	(8,589)	$37.43
Outstanding, December 28, 2014	170,083	$27.61	6.2	$9,695
Exercisable, December 28, 2014	97,279	$19.75	4.5	$6,310

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Intrinsic Value of Options Exercised	$290	$623	$990	$678
Fair Value of Stock Options Vesting	$-	$142	$382	$415

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented below were as follows:

	Six Months Ended
	December 28, 2014	December 29, 2013
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$34.93	$17.58
Assumptions:
Risk Free Interest Rate	1.90%	2.06%
Expected Volatility	57.83%	58.75%
Expected Dividend Yield	0.62%	1.11%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended December 28, 2014 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 29, 2014	63,600	$28.64
Granted	25,000	$70.90
Vested	(17,800)	$23.01
Forfeited	(3,300)	$44.92
Nonvested Balance, December 28, 2014	67,500	$44.98

As of December 28, 2014, there was $658,000 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a remaining weighted average period of 1.0 years. As of December 28, 2014, there was approximately $1.7 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

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

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  We froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Going forward, each eligible participant will receive a supplemental retirement benefit equal to the foregoing lump-sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All current participants are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting schedule.  The SERP, which is considered a defined benefit plan under applicable rules and regulations, will continue to be funded through the use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The foregoing amendments to the SERP did not have a material effect on our financial statements.  The Rabbi Trust assets had a value of $2.3 million at December 28, 2014 and $2.2 million at June 29, 2014, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Service cost	$16	$55	$3	$3
Interest cost	1,043	1,101	29	40
Expected return on plan assets	(1,544)	(1,611)	-	-
Amortization of prior service cost (credit)	3	3	(191)	(191)
Amortization of unrecognized net loss	694	667	174	211
Net periodic benefit cost	$212	$215	$15	$63

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Service cost	$32	$109	$7	$7
Interest cost	2,086	2,203	57	79
Expected return on plan assets	(3,087)	(3,221)	-	-
Amortization of prior service cost (credit)	6	6	(382)	(382)
Amortization of unrecognized net loss	1,387	1,333	347	423
Net periodic benefit cost	$424	$430	$29	$127

No contributions were made to the Qualified Pension Plan during the six month period ended December 28, 2014. Contributions of $1.5 million were made to the Qualified Pension Plan during the six month period ended December 29, 2013. Voluntary contributions of $3.0 million are anticipated to be made during the remainder of fiscal 2015.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Six Months Ended December 28, 2014
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 29, 2014	$3,411	$16,787	$20,198
Other comprehensive loss before reclassifications	3,442	-	3,442
Income tax	-	-	-
Net other comprehensive loss before reclassifications	3,442	-	3,442
Reclassifications:
Prior service credits (A)	-	376	376
Actuarial gains (A)	-	(1,734)	(1,734)
Total reclassifications before tax	-	(1,358)	(1,358)
Income tax	-	502	502
Net reclassifications	-	(856)	(856)
Other comprehensive loss (income)	3,442	(856)	2,586
Other comprehensive loss attributable to non-controlling interest	222	-	222
Balance, December 28, 2014	$6,631	$15,931	$22,562

	Six Months Ended December 29, 2013
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2013	$3,268	$18,944	$22,212
Other comprehensive loss before reclassifications	139	-	139
Income tax	-	-	-
Net other comprehensive loss before reclassifications	139	-	139
Reclassifications:
Prior service credits (A)	-	376	376
Unrecognized net loss (A)	-	(1,756)	(1,756)
Total reclassifications before tax	-	(1,380)	(1,380)
Income tax	-	511	511
Net reclassifications	-	(869)	(869)
Other comprehensive loss (income)	139	(869)	(730)
Other comprehensive loss attributable to non-controlling interest	11	-	11
Balance, December 29, 2013	$3,396	$18,075	$21,471
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

Outlook

Chrysler has announced that they are planning an extended downtime or slowdown from February 16, 2015 through May 24, 2015 for their Windsor, Canada Assembly Plant in preparation of their changeover to the production of the new Chrysler minivan. In the event this shutdown does occur for the time period previously announced, the shutdown is expected to result in lost power access and lockset product sales estimated to be between $15 million and $17 million.

Analysis of Results of Operations

Three months ended December 28, 2014 compared to the three months ended December 29, 2013

	Three Months Ended
	December 28, 2014	December 29, 2013
Net Sales (in millions)	$102.0	$81.5

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 28, 2014	December 29, 2013
Chrysler Group LLC	$32.8	$28.7
General Motors Company	23.7	16.0
Ford Motor Company	11.6	11.3
Tier 1 Customers	17.1	15.2
Commercial and Other OEM Customers	8.9	8.6
Hyundai / Kia	7.9	1.7
	$102.0	$81.5

The increase in sales to General Motors Company in the current year quarter was primarily attributed to incremental service parts sales of $6.0 million related to a recall campaign. The incremental sales are expected to adjust to more normal levels during the second half of our 2015 fiscal year. Higher vehicle production volumes and greater product content on vehicle models for which we supply components that were introduced for the 2015 model year also attributed to the sales increase. Increased sales to Chrysler Group LLC in the current year quarter were the result of higher customer vehicle production volumes and increased content on models for which we supply components.  Sales to Ford Motor Company in the current year quarter were flat compared to the prior year quarter.  Sales to Tier 1 Customers during the current year quarter increased in comparison to the prior year quarter. These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls, that we have developed in recent years to complement our historic core business of locks and keys.  The increase in sales to Hyundai / Kia in the current year quarter was due to the ramp-up of a new model introduction for which we supply components.

	Three Months Ended
	December 28, 2014	December 29, 2013
Cost of Goods Sold (in millions)	$83.5	$65.5

Direct material costs are the most significant component of our cost of goods sold and comprised $55.7 million or 66.7 percent of cost of goods sold in the current year quarter compared to $43.4 million or 66.3 percent of cost of goods sold in the prior year quarter. The increase in material costs of $18.0 million or 27.5 percent was due to increased sales volumes in the current year quarter over the prior year quarter as discussed above. The increase in material costs as a percent of cost of goods sold is the result of increased sales of product with higher purchased part content in the current year quarter as compared to the prior year quarter, partially offset by increased sales of service parts as discussed above, which typically have lower material cost percentages as compared to parts sold for new vehicle production.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $5.7 million or 25.8 percent in the current year quarter over the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes during the current year quarter. In addition, the current year quarter includes higher costs associated with new product launches and higher costs to meet expedited customer timelines, which were partially offset by the benefits of favorable absorption of the fixed portion of our labor and overhead costs resulting from increased sales volumes between periods and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations. The average U.S. dollar/Mexican Peso exchange rate increased to approximately 13.82 in the current year quarter from approximately 13.08 in the prior year quarter, which resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $645,000 in the current year quarter compared to the prior year quarter.

	Three Months Ended
	December 28, 2014	December 29, 2013
Gross Profit (in millions)	$18.5	$15.9
Gross Profit as a percentage of net sales	18.1%	19.6%

The improvement in gross profit in the current year quarter over the prior year quarter was the result of the increase in sales, partially offset by the increase in cost of goods sold as discussed above. The reduction in gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter was the result of increased sales of product with higher purchased part content, which have lower overall profit margins, higher costs associated with new product launches and higher costs to meet expedited customer timelines, partially offset by increased sales of service parts related to the General Motors recall campaign, which sales typically have higher gross profit margins as compared to gross profit margins on parts sold for new vehicle production, increased customer production volumes resulting in more favorable absorption of our fixed manufacturing costs and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 28, 2014	December 29, 2013
Expenses (in millions)	$10.5	$9.3
Expenses as a percentage of net sales	10.3%	11.4%

Engineering, selling and administrative expenses increased approximately $1.2 million between periods while decreasing as a percentage of net sales. The increase in these costs in the current year quarter over the prior year quarter was due to higher outside service costs to support sales and engineering activities for current product programs as well as new product programs under development and higher outside service costs in support of the move to our new Auburn Hills, Michigan sales and engineering facility.

Income from operations in the current year quarter was $8.0 million compared to $6.7 million in the prior year quarter. This increase was the result of the increased sales in the current year quarter over the prior year quarter, partially offset by a reduction in gross profit margins and an increase in engineering, selling and administrative expenses between periods, all as discussed above.

Equity loss of joint ventures was $121,000 during the current year quarter compared to equity earnings of joint ventures of $297,000 in the prior year quarter. Included in equity loss and earnings of joint ventures were start-up costs associated with our new joint venture, NextLock LLC.  Our portion of these start-up costs totaled $263,000 in the current year quarter and $92,000 in the prior year quarter.

Included in other income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 28, 2014	December 29, 2013
Foreign Currency Transaction Gain (Loss)	$1,635	$(174)
Rabbi Trust (Loss) Gain	45	57
Other	143	63
	$1,823	$(54)

Foreign currency transaction gains during the current year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended December 28, 2014 and December 29, 2013 was affected by the non-controlling interest portion of our pre-tax income.  Our effective tax rate was 28.8 percent for the current year quarter as compared to 32.6 percent for the prior year quarter.

Six months ended December 28, 2014 compared to the six months ended December 29, 2013

	Six Months Ended
	December 28, 2014	December 29, 2013
Net Sales (in millions)	$224.2	$161.1

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 28, 2014	December 29, 2013
Chrysler Group LLC	$64.8	$55.3
General Motors Company	68.6	31.0
Ford Motor Company	23.4	22.7
Tier 1 Customers	34.0	31.0
Commercial and Other OEM Customers	18.0	17.2
Hyundai / Kia	15.4	3.9
	$224.2	$161.1

The increase in sales to General Motors Company in the current year period was primarily attributed to incremental service parts sales of $34.0 million related to a recall campaign. The incremental sales are expected to adjust to more normal levels during the second half of our 2015 fiscal year. Higher vehicle production volumes and greater product content on vehicle models for which we supply components that were introduced for the 2015 model year also attributed to the sales increase. Increased sales to Chrysler Group LLC in the current year period were the result of higher customer vehicle production volumes and increased content on models for which we supply components.  Sales to Ford Motor Company in the current year period were flat compared to the prior year to date period.  Sales to Tier 1 Customers during the current year period increased in comparison to the prior year period. These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls, that we have developed in recent years to complement our historic core business of locks and keys.  The increase in sales to Hyundai / Kia in the current year period was due to the ramp-up of a new model introduction for which we supply components.

	Six Months Ended
	December 28, 2014	December 29, 2013
Cost of Goods Sold (in millions)	$177.7	$130.6

Direct material costs are the most significant component of our cost of goods sold and comprised $115.8 million or 65.2 percent of cost of goods sold in the current year period compared to $85.9 million or 65.8 percent of cost of goods sold in the prior year period. The increase in material costs of $29.9 million or 45.9 percent was due to increased sales volumes in the current year period over the prior year period as discussed above. The reduction in material costs as a percent of cost of goods sold is the result of increased sales of service parts as discussed above, which typically have lower material cost percentages as compared to parts sold for new vehicle production, partially offset by increased sales of product with higher purchased part content in the current year period as compared to the prior year period.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $17.2 million or 38.5 percent in the current year period over the prior year period as the variable portion of these costs increased due to the increase in sales volumes during the current year period. In addition, the current year period includes benefits of favorable absorption of the fixed portion of our labor and overhead costs resulting from increased sales volumes between periods and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations, partially offset by higher costs associated with new product launches, higher costs to meet expedited customer timelines, an increase of $3.4 million in expense provisions for the accrual of bonuses under our incentive bonus plans as a result of improved financial results for fiscal 2015 to date and a lump sum bonus totaling $311,000 paid to the Company’s Milwaukee represented hourly workers resulting from a new 4-year labor contract ratified on September 18, 2014. The average U.S. dollar/Mexican Peso exchange rate increased to approximately 13.48 in the current year period from approximately 13.05 in the prior year period, which resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $760,000 in the current year period compared to the prior year period.

	Six Months Ended
	December 28, 2014	December 29, 2013
Gross Profit (in millions)	$46.5	$30.5
Gross Profit as a percentage of net sales	20.7%	18.9%

The improvement in gross profit in the current year period over the prior year period was the result of the increase in sales, partially offset by the increase in cost of goods sold as discussed above. The improvement in gross profit as a percentage of net sales in the current year period as compared to the prior year period was the result of increased sales of service parts related to the General Motors recall campaign, which sales typically have higher gross profit margins as compared to gross profit margins on parts sold for new vehicle production, increased customer production volumes resulting in more favorable absorption of our fixed manufacturing costs and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations. These favorable impacts to the gross profit margin as a percentage of net sales were partially offset by increased sales of product with higher purchased part content in the current year period as compared to the prior year period, higher costs associated with new product launches, higher costs to meet expedited customer timelines, an increase in expense provisions for the accrual of bonuses under our incentive bonus plans and a lump sum bonus paid to the Company’s Milwaukee represented hourly workers resulting from the ratification of a new 4-year labor contract, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 28, 2014	December 29, 2013
Expenses (in millions)	$23.7	$18.7
Expenses as a percentage of net sales	10.6%	11.6%

Engineering, selling and administrative increased approximately $5.0 million between periods while decreasing as a percentage of net sales. The increase in these costs in the current year period over the prior year period was due to higher expense provisions for the accrual of bonuses under our incentive bonus plans as a result of improved financial results for fiscal 2015 to date, higher outside service costs to support sales and engineering activities for current product programs as well as new product programs under development and higher outside service costs in support of the move to our new Auburn Hills, Michigan sales and engineering facility.

Income from operations in the current year period was $22.8 million compared to $11.7 million in the prior year period. This increase was the result of the increased sales and improved gross profit margins in the current year period over the prior year period, partially offset by an increase in engineering, selling and administrative expenses between periods, all as discussed above.

Equity earnings of joint ventures was $69,000 during the current year period compared $591,000 in the prior year period. Included in equity earnings of joint ventures were start-up costs associated with our new joint venture, NextLock LLC.  Our portion of these start-up costs totaled $449,000 in the current period and $151,000 in the prior year period.

Included in other income, net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	December 28, 2014	December 29, 2013
Foreign Currency Transaction Gain	$2,421	$38
Rabbi Trust Gain	18	105
Other	172	82
	$2,611	$225

Foreign currency transaction gains resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the six month periods ended December 28, 2014 and December 29, 2013 was affected by the non-controlling interest portion of our pre-tax income.  Our effective tax rate was 32.5 percent for the current year period as compared to 32.0 percent for the prior year period.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 28, 2014 was as follows (in millions of dollars):

Chrysler Group LLC	$17.6
General Motors Company	$13.1
Ford Motor Company	$7.6

Cash Balances in Mexico

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of December 28, 2014, $13.3 million of our $19.8 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. Cash balances in Mexico will be used for future capital expenditures and future plant expansion in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash Flow Analysis

	Six Months Ended
	December 28, 2014	December 29, 2013
Cash Flows from (in millions):
Operating Activities	$17.7	$6.8
Investing Activities	$(17.6)	$(6.4)
Financing Activities	$(0.02)	$(0.2)

Net cash provided by operating activities was $17.7 million during the current year period compared to $6.8 million during the prior year period. The change in operating cash flow between periods was due to improvement in our operating results in the current year period as compared to the prior year period as discussed above under analysis of results of operations as well as a net decrease in working capital requirements between periods of $3.8 million, with the major contributors to the decrease being as follows (in millions of dollars):

	Increase (Decrease) in Working Capital Requirements
	Six Months Ended
	December 28, 2014	December 29, 2013	Change
Accounts Receivable	$(6.8)	$(3.2)	$(3.6)
Inventory	8.4	5.7	2.7
Other Assets	(.2)	3.7	(3.9)
Accounts Payable and Accrued Liabilities	.8	(.3)	1.1

The change in working capital requirements between periods related to changes in the accounts receivable balances reflected a larger reduction in accounts receivable balances during the current year period as compared to the prior year period. As discussed above, the current year quarter included incremental service parts sales of $6 million related to a customer’s recall campaign. The June 2014 quarter included incremental service parts sales of $11 million related to the recall campaign. The reduction in incremental service parts sales between the June 2014 quarter and the current year quarter resulted in a reduction in the accounts receivable balances related to these sales during the current year period. The change in working capital requirements between periods related to changes in the inventory balances reflected a larger investment in inventories during the current year period as compared to the prior year period as a result of customer order delays in December and a planned build-up of both finished goods and purchased parts inventories in the current year period due to shipping slowdowns at U.S. west coast ports. The change in working capital requirements between periods related to changes in the other assets balances reflected a reduction in our investment in customer tooling asset balances during the current year period compared to an increase in our investment in customer tooling asset balances during the prior year period. Customer tooling asset balances consist of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tools. Increases and decreases in these balances resulted from the timing of tooling development spending required to meet customer production requirements and related customer reimbursements. The change in working capital requirements between periods related to changes in the accounts payable and accrued liabilities balances reflected a reduction in income tax payable balances in the current year period as compared to an increase in income tax payable balances in the prior year period. The reduction in income tax payable balances during the current year period was due to income tax payments made in excess of the recorded tax provision. The increase in income tax payable balances in the prior year period was due to income tax payments made in an amount less than the recorded tax provision, which occurred as a result of the carry-forward of income tax over-payments from prior periods.

Significant cash payments impacting net cash provided by operating activities during both the current year period and prior year period included cash payments made under our incentive bonus plans and cash payments for Federal, state and foreign income taxes.  Cash payments made under our incentive bonus plans totaled $7.3 million in the current year period compared to $4.0 million during the prior year period. Cash payments made for Federal, state and foreign income taxes totaled $10.2 million during the current period compared to $1.6 during the prior year period.

Net cash used in investing activities of $17.6 million during the current year period and $6.4 million during the prior year period included capital expenditures of $17.0 million and $6.5 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year period capital expenditures of $2.1 million and $4.5 million were also made for the purchase of additional facilities in Juarez, Mexico and Auburn Hills, Michigan, respectively. Net cash used in investing activities during the current year period also included a cash capital contribution and loan to our joint venture, VAST LLC.  A cash capital contribution totaled $384,000 in support of current operating expenses.  A loan of $215,000 was made by each partner, STRATTEC, WITTE and ADAC, in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and in support of funding operating costs of the Brazil entity.

Net cash used in financing activities of $22,000 during the current year period included $1.5 million of additional borrowings under credit facilities and $714,000 of proceeds received from stock option exercises and related excess tax benefits, partially offset by $854,000 for regular quarterly dividend payments to shareholders, $882,000 for dividend payments to non-controlling interests in our subsidiaries and repayments of borrowings under credit facilities of $500,000. Net cash used in financing activities during the prior year period of $209,000 included $764,000 for regular quarterly dividend payments to shareholders and $984,000 for dividend payments to non-controlling interests in our subsidiaries, partially offset by $750,000 of additional borrowings under credit facilities and $789,000 of proceeds received from stock option exercises and related excess tax benefits.

VAST LLC Cash Requirements

During the current year period, cash capital contributions totaling $384,000 were made by each partner to VAST LLC to support operating expenses. No cash capital contributions were made to VAST LLC during the prior year period. VAST China operational costs have been financed internally by VAST LLC along with external financing secured from three local Chinese banks. We currently anticipate VAST China has adequate debt facilities in place over the next twelve month period to cover future operating and capital requirements.

Future Capital Expenditures

Capital expenditures during the current year period totaled $17.0 million compared to $6.5 million in the prior year period. We anticipate that capital expenditures will be approximately $21 million during all of fiscal 2015 in support of requirements for new product programs, the upgrade and replacement of existing equipment and the purchase of two buildings, one of which is located in Michigan and the other is located in Juarez, Mexico.  The Michigan building is being used as a sales and engineering office and replaced two current leased facilities in Michigan.  The Juarez, Mexico building is being used as an additional facility to support current operations and in anticipation of both new and potential business awards in Mexico.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at December 28, 2014. A total of 3,655,322 shares have been repurchased over the life of the program through December 28, 2014, at a cost of approximately $136.4 million. No shares were repurchased during the three or six month periods ended December 28, 2014 or December 29, 2013. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2015.

Credit Facilities

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate. Interest on borrowings under the STRATTEC credit facility and effective on or after January 22, 2014 under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. There were no borrowings under the STRATTEC Credit Facility during fiscal 2015 to date or during fiscal 2014. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $3.5 million at December 28, 2014 and $2.5 million at June 29, 2014. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $3.8 million and 1.2 percent, respectively, during the six months ended December 28, 2014. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.8 million and 1.9 percent, respectively, during the six months ended December 29, 2013.

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $518,000 during the six months ended December 28, 2014 and approximately $742,000 during the six months ended December 29, 2013. During the six month period ended December 28, 2014, cash contributions of $384,000 were made to VAST LLC by each partner in support of operating expenses.  No cash capital contributions were made to VAST LLC during the six month period ended December 29, 2013. During the six months ended December 28, 2014, STRATTEC made a loan totaling $215,000 to VAST LLC, to support VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and to fund the operating costs of the Brazilian entity.

In fiscal year 2007, we established a new entity with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The new entity was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC holds a 51 percent interest in ADAC-STRATTEC LLC. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.1 million during the six months ended December 28, 2014 and approximately $628,000 during the six months ended December 29, 2013.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA supplies the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.0 million during the six months ended December 28, 2014 and the six months ended December 29, 2013.

On April 5, 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which was formed to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. The initial capitalization of the NextLock LLC joint venture totaled $1.5 million. STRATTEC’s portion of the initial capitalization totaled $765,000. We anticipate shipments of the new biometric security products to begin during the second half of our fiscal 2015. Our investment in NextLock LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to the NextLock LLC joint venture resulted in equity loss of joint ventures to STRATTEC of approximately $449,000 during the six months ended December 28, 2014 and approximately $151,000 during the six months ended December 29, 2013.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At December 28, 2014, we had $3.5 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the six months ended December 28, 2014 was $22,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 28, 2014, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three or six month periods ended December 28, 2014.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 6, 2015	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)