Form 10-Q
period 2015-03-29
STRATTEC SECURITY CORP
filed 2015-05-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

or

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

Common stock, par value $0.01 per share: 3,587,224 shares outstanding as of March 27, 2015 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 29, 2015

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials), the volume and scope of product returns and warranty claims and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 5, 2014 with the Securities and Exchange Commission for the year ended June 29, 2014.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net sales	$88,817	$85,278	$313,049	$246,357
Cost of goods sold	73,066	70,386	250,789	201,007
Gross profit	15,751	14,892	62,260	45,350
Engineering, selling and administrative expenses	9,847	9,757	33,524	28,477
Income from operations	5,904	5,135	28,736	16,873
Interest income	61	37	126	64
Equity (loss) earnings of joint ventures	(207)	267	(138)	858
Interest expense	(17)	(8)	(39)	(37)
Other income, net	698	71	3,309	296
Income before provision for income taxes and non-controlling interest	6,439	5,502	31,994	18,054
Provision for income taxes	1,064	1,285	9,378	5,302
Net income	5,375	4,217	22,616	12,752
Net income attributable to non-controlling interest	999	616	3,162	2,067
Net income attributable to STRATTEC SECURITY CORPORATION	$4,376	$3,601	$19,454	$10,685
Comprehensive Income:
Net income	$5,375	$4,217	$22,616	$12,752
Pension and postretirement plans, net of tax	427	435	1,283	1,304
Currency translation adjustments	(1,242)	(124)	(4,684)	(263)
Other comprehensive (loss) income, net of tax	(815)	311	(3,401)	1,041
Comprehensive income	4,560	4,528	19,215	13,793
Comprehensive income attributable to non-controlling interest	935	615	2,876	2,055
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,625	$3,913	$16,339	$11,738
Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$1.23	$1.03	$5.47	$3.07
Diluted	$1.20	$1.00	$5.33	$3.00
Average shares outstanding:
Basic	3,520	3,443	3,511	3,413
Diluted	3,603	3,534	3,603	3,494
Cash dividends declared per share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these condensed consolidated statements of income and comprehensive income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	March 29, 2015	June 29, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,035	$19,756
Receivables, net	62,224	68,822
Inventories
Finished products	10,750	9,034
Work in process	8,447	7,386
Purchased materials	18,762	16,232
Excess and obsolete reserve	(2,124)	(2,150)
Inventories, net	35,835	30,502
Other current assets	14,546	16,559
Total current assets	140,640	135,639
Investment in joint ventures	10,865	9,977
Other long-term assets	13,400	11,639
Property, plant and equipment	191,099	172,717
Less: accumulated depreciation	(121,565)	(116,936)
Net property, plant and equipment	69,534	55,781
	$234,439	$213,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,836	$36,053
Accrued Liabilities:
Payroll and benefits	19,983	18,058
Environmental	1,385	1,397
Warranty	3,415	3,462
Other	6,777	6,293
Total current liabilities	60,396	65,263
Deferred income taxes	5,644	5,127
Borrowings under credit facility	11,000	2,500
Accrued pension obligations	1,715	1,619
Accrued postretirement obligations	1,772	2,223
Other long-term liabilities	207	1,401
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,144,978 shares at March 29, 2015 and 7,110,308 shares at June 29, 2014	71	71
Capital in excess of par value	88,793	87,054
Retained earnings	212,670	194,498
Accumulated other comprehensive loss	(23,313)	(20,198)
Less: treasury stock, at cost (3,624,754 shares at March 29, 2015 and 3,625,492 shares at June 29, 2014)	(135,907)	(135,919)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	142,314	125,506
Non-controlling interest	11,391	9,397
Total shareholders’ equity	153,705	134,903
	$234,439	$213,036

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	March 29, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,616	$12,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,467	6,213
Foreign currency transaction gain	(3,004)	(74)
Stock based compensation expense	1,013	880
Equity loss (earnings) of joint ventures	138	(858)
Change in operating assets and liabilities:
Receivables	5,997	(6,903)
Inventories	(5,333)	(4,334)
Other assets	1,478	(4,835)
Accounts payable and accrued liabilities	(5,949)	6,357
Other, net	172	114
Net cash provided by operating activities	23,595	9,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(384)	-
Loan to joint ventures	(215)	(285)
Purchase of property, plant and equipment	(21,651)	(9,381)
Proceeds received on sale of property, plant and equipment	-	46
Net cash used in investing activities	(22,250)	(9,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	9,000	1,250
Repayments of borrowings under credit facility	(500)	(1,000)
Dividends paid to non-controlling interests of subsidiaries	(882)	(984)
Dividends paid	(1,282)	(1,152)
Exercise of stock options and employee stock purchases	734	2,428
Net cash provided by financing activities	7,070	542
Foreign currency impact on cash	(136)	(47)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,279	187
CASH AND CASH EQUIVALENTS
Beginning of period	19,756	20,307
End of period	$28,035	$20,494
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$12,345	$3,150
Interest	$28	$37
Non-cash investing activities:
Change in capital expenditures in accounts payable	$425	$-
Guarantee of joint venture revolving credit facility	$750	$-

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

During 2013, we acquired a 51 percent ownership interest in NextLock LLC, a newly formed joint venture which will introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. Effective January 6, 2015, we changed the name of NextLock, LLC to STRATTEC Advanced Logic, LLC.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and STRATTEC Advanced Logic, LLC (formerly known as NextLock, LLC) for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of three wholly owned subsidiaries in China and one in Brazil. STRATTEC Advanced Logic, LLC (formerly known as NextLock, LLC) is located in El Paso, Texas. We have only one reporting segment.

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

Subsequent Event

Effective April 30, 2015, the VAST LLC joint venture, which includes STRATTEC, WITTE Automotive (“WITTE”) of Velbert Germany and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan, executed an agreement to become a 50:50 Joint Venture partner with Minda Management Services Limited an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”).  VAST acquired a fifty percent equity interest in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India for approximately $12 million.  This joint venture entity will be renamed Minda-VAST Access Systems (“Minda-VAST”). The portion of the purchase price paid by each VAST LLC partner, STRATTEC, WITTE and ADAC, totaled $4 million. Minda-VAST will have operations in Pune and Delhi and is expected to have annual sales in excess of approximately $40 million. Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India.  They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket.

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of March 29, 2015 and June 29, 2014. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2015 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$363	$-	$-
Mid Cap	361	-	-
Large Cap	478	-	-
International	424	-	-
Fixed Income Funds	683	-	-
Cash and Cash Equivalents	-	1	-
Total Assets at Fair Value	$2,309	$1	$-

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. There were no transfers between Level 1 and Level 2 assets during the three or nine month periods ended March 29, 2015.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net Sales	$30,025	$28,590	$96,686	$80,254
Cost of Goods Sold	25,498	24,771	82,050	68,129
Gross Profit	4,527	3,819	14,636	12,125
Engineering, Selling and Administrative Expenses	3,686	3,671	12,474	9,952
Income From Operations	841	148	2,162	2,173
Other Income (Expense), net	170	1,683	826	1,662
Income before Provision for Income taxes	1,011	1,831	2,988	3,835
Provision for Income Taxes	94	758	529	523
Net Income	$917	$1,073	$2,459	$3,312
STRATTEC’s Share of VAST LLC Net Income	$306	$358	820	$1,104
Intercompany Profit Elimination	(5)	7	(1)	3
STRATTEC’s Equity Earnings of VAST LLC	$301	$365	$819	$1,107

During 2013, we acquired a 51% ownership interest in a newly formed joint venture company, STRATTEC Advanced Logic, LLC (formerly known as NextLock, LLC), which will introduce a new generation of biometric security products based upon designs of Actuator Systems LLC, our partner.

Effective February 16, 2015, STRATTEC Advanced Logic, LLC entered into a $1.5 million revolving credit facility (the “STRATTEC Advanced Logic Credit Facility’) with BMO Harris Bank N.A., which is fully guaranteed by STRATTEC. Interest on borrowings under the STRATTEC Advanced Logic Credit Facility is at varying rates based, at STRATTEC Advanced Logic, LLC’s option, on LIBOR plus 1.0 percent or the bank’s prime rate. The STRATTEC Advanced Logic Credit Facility currently has a maturity date of February 16, 2016. Outstanding borrowings under the STRATTEC Advanced Logic Credit Facility as of March 29, 2015 totaled $750,000. STRATTEC Advanced Logic, LLC is considered a variable interest entity based on the STRATTEC guarantee. STRATTEC is not the primary beneficiary and does not control the entity. Accordingly, our investment in STRATTEC Advanced Logic, LLC is accounted for using the equity method. As of March 29, 2015, STRATTEC has a recorded a liability related to the guarantee of $750,000, which amount is equal to the outstanding borrowings on the STRATTEC Advanced Logic Credit Facility as of March 29, 2015, and which amount is also equal to the estimated fair value of the guarantee as of the March 29, 2015 balance sheet date. The liability is included in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets. STRATTEC’s proportionate share of the guarantee based on our ownership percentage in STRATTEC Advanced Logic, LLC totals $383,000, and accordingly, we have increased our investment in STRATTEC Advanced Logic, LLC as of March 29, 2015 by this amount. Our joint venture partner did not guarantee their proportionate share of the STRATTEC Advanced Logic Credit Facility. As a result, STRATTEC recorded a loss of $367,000 which is equal to our partner’s proportionate share, based upon their ownership interest in the joint venture, of the fair value of the STRATTEC guarantee. This loss is included in Equity Loss (Earnings) of Joint Ventures for the three and nine month periods ended March 29, 2015 in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following are summarized statements of operations for STRATTEC Advanced Logic, LLC (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Engineering, Selling and Administrative Expenses	$277	$189	$1,157	$486
Loss From Operations	(277)	(189)	(1,157)	(486)
Other Income (Expense), net	(1)	-	(1)	-
Net Loss	$(278)	$(189)	$(1,158)	$(486)
STRATTEC’s Proportionate Share of Equity Loss of STRATTEC Advanced Logic, LLC	$(141)	$(98)	$(590)	$(249)
Loss on STRATTEC Advanced Logic, LLC Credit Facility Guarantee	(367)	-	(367)	-
STRATTEC’s Equity Loss of STRATTEC Advanced Logic, LLC	$(508)	$(98)	$(957)	$(249)

We have sales of component parts to VAST LLC and STRATTEC Advanced Logic, LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and STRATTEC Advanced Logic, LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Sales to VAST LLC	$879	$59	$1,650	$154
Sales to STRATTEC Advanced Logic, LLC	$30	$-	$52	$-
Purchases from VAST LLC	$41	$22	$121	$180
Expenses Charged to VAST LLC	$286	$221	$690	$620
Expenses Charged from VAST LLC	$406	$287	$1,346	$872

Credit Facilities and Guarantees

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate.  Interest on borrowings under the STRATTEC credit facility and effective on or after January 22, 2014 under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 29, 2015, we were in compliance with all financial covenants.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	March 29, 2015	June 29, 2014
STRATTEC Credit Facility	$7,000	$-
ADAC-STRATTEC Credit Facility	$4,000	$2,500

Average outstanding borrowings and the weighted average interest rate under each credit facility were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
STRATTEC Credit Facility	$718	$-	1.2%	-%
ADAC-STRATTEC Credit Facility	$3,700	$2,700	1.2%	1.8%

Effective February 16, 2015, STRATTEC Advanced Logic, LLC entered into a $1.5 million revolving credit facility (the “STRATTEC Advanced Logic Credit Facility’) with BMO Harris Bank N.A., which is fully guaranteed by STRATTEC. Interest on borrowings under the STRATTEC Advanced Logic Credit Facility is at varying rates based, at STRATTEC Advanced Logic, LLC’s option, on LIBOR plus 1.0 percent or the bank’s prime rate. The STRATTEC Advanced Logic Credit Facility currently has a maturity date of February 16, 2016. Outstanding borrowings under the STRATTEC Advanced Logic Credit Facility as of March 29, 2015 totaled $750,000. As of March 29, 2015, STRATTEC has recorded a liability related to the guarantee of $750,000, which amount is equal to the outstanding borrowings on the STRATTEC Advanced Logic Credit Facility as of March 29, 2015, and which amount is also equal to the estimated fair value of the guarantee as of the March 29, 2015 balance sheet date. See further discussion under Equity Earnings of Joint Ventures included herein.

Environmental Reserve

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through March 29, 2015, costs of approximately $490,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at March 29, 2015 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the nine month period ended March 29, 2015 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, June 29, 2014	$134,903	$125,506	$9,397
Net Income	22,616	19,454	3,162
Dividend Declared	(1,282)	(1,282)	-
Dividend Declared – Non-controlling Interests of Subsidiaries	(882)	-	(882)
Translation adjustments	(4,684)	(4,398)	(286)
Stock Based Compensation	1,013	1,013	-
Tax Benefit – Dividend Paid on Restricted Shares	4	4	-
Pension and Postretirement Adjustment, Net of tax	1,283	1,283	-
Employee Stock Purchases and Stock Option Exercises	734	734	-
Balance, March 29, 2015	$153,705	$142,314	$11,391

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

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Foreign Currency Transaction Gain	$583	$36	$3,004	$74
Rabbi Trust Gain	44	27	62	132
Other	71	8	243	90
	$698	$71	$3,309	$296

Income Taxes

The income tax provisions for the three and nine month periods ended March 29, 2015 and March 30, 2014 were affected by the non-controlling interest portion of our pre-tax income and a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.  Moreover, our income tax provision included a reduction in our liability for unrecognized tax benefits and related interest of approximately $936,000 for the three and nine month periods ended March 29, 2015 and $307,000 for the three and nine month periods ended March 30, 2014 due to tax years that closed during such periods.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net Income Attributable to STRATTEC SECURITY CORPORATION	$4,376	$3,601	$19,454	$10,685
Less: Income Attributable to Participating Securities	53	65	244	193
Net Income Attributable to Common Shareholders	$4,323	$3,536	$19,210	$10,492
Basic Weighted Average Shares of Common Stock Outstanding	3,520	3,443	3,511	3,413
Incremental Shares – Stock based Compensation	83	91	92	81
Diluted Weighted Average Shares of Common Stock Outstanding	3,603	3,534	3,603	3,494
Basic Earnings Per Share	$1.23	$1.03	$5.47	$3.07
Diluted Earnings Per Share	$1.20	$1.00	$5.33	$3.00

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of March 29, 2015, options to purchase 9,010 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  As of March 30, 2014, options to purchase 49,340 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of March 29, 2015, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 29, 2015 were 253,339. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified employees under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 5 to 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant. Restricted shares granted have voting rights, regardless if the shares are vested or unvested. Restricted shares granted prior to August 2014 have dividend rights, regardless if the shares are vested or unvested. Commencing in August 2014 and thereafter, shares of restricted stock awarded to participants are not entitled to receive any cash dividends if they are unvested as of the record date. The restricted stock grants issued to date vest 3 years after the date of grant.

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

A summary of stock option activity under our stock incentive plan for the nine months ended March 29, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 29, 2014	185,242	$24.73
Granted	10,000	$79.73
Exercised	(16,570)	$21.84
Forfeited	(8,589)	$37.43
Outstanding, March 29, 2015	170,083	$27.61	5.9	$7,733
Exercisable, March 29, 2015	97,279	$19.75	4.3	$5,151

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Intrinsic Value of Options Exercised	$-	$1,129	$990	$1,807
Fair Value of Stock Options Vesting	$-	$29	$382	$444

The grant date fair value and assumptions used to determine compensation expense for the options granted during each period presented below were as follows:

	Nine Months Ended
	March 29, 2015	March 30, 2014
Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a	n/a
Options Issued Above Grant Date Market Value	$34.93	$17.58
Assumptions:
Risk Free Interest Rate	1.90%	2.06%
Expected Volatility	57.83%	58.75%
Expected Dividend Yield	0.62%	1.11%
Expected Term (in years)	6.0	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended March 29, 2015 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 29, 2014	63,600	$28.64
Granted	25,000	$70.90
Vested	(18,100)	$23.02
Forfeited	(3,500)	$46.41
Nonvested Balance, March 29, 2015	67,000	$45.00

As of March 29, 2015, there was $558,000 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a remaining weighted average period of 0.9 years. As of March 29, 2015, there was approximately $1.5 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates. Benefits are based on years of service and final average compensation. Our policy is to fund at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. Effective December 31, 2009, an amendment to the Qualified Pension Plan discontinued the benefit accruals for salary increases and credited service rendered after that date.  On April 2, 2014, our Board of Directors approved a resolution to terminate the Qualified Pension Plan.  The termination of the Qualified Pension Plan is subject to the Internal Revenue Service’s (“IRS”) determination that the Qualified Pension Plan is qualified on termination.  We believe it will take 18 to 24 months to finalize the complete termination of the Qualified Pension Plan after obtaining IRS approval.  We have not yet received IRS approval that the qualified plan is qualified on termination. Additionally, we have amended the Qualified Pension Plan to provide that participants are 100 percent vested in their accrued benefits as of the effective date of the plan termination, to adopt a new standard for disability benefits that will apply when the plan’s assets are distributed due to the termination, to add a lump sum distribution for employees and terminated vested participants who are not in payment status when Qualified Pension Plan assets are distributed due to the termination and to make certain other conforming amendments to the Qualified Pension Plan to comply with applicable laws that may be required by the IRS or may be deemed necessary or advisable to improve the administration of the Qualified Pension Plan or facilitate its termination and liquidation.  We also intend to make contributions to the Trust Fund for the Qualified Pension Plan to ensure that there are sufficient assets to provide all Qualified Pension Plan benefits as of the anticipated distribution date.  The financial impact of the plan termination will be recognized as a settlement of the Qualified Pension Plan liabilities.  The settlement date and related financial impact have not yet been determined.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  We froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Going forward, each eligible participant will receive a supplemental retirement benefit equal to the foregoing lump-sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All current participants are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting schedule.  The SERP, which is considered a defined benefit plan under applicable rules and regulations, will continue to be funded through the use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The foregoing amendments to the SERP did not have a material effect on our financial statements.  The Rabbi Trust assets had a value of $2.3 million at March 29, 2015 and $2.2 million at June 29, 2014, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

Net periodic benefit costs under these plans are allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Service cost	$16	$54	$4	$4
Interest cost	1,043	1,102	28	39
Expected return on plan assets	(1,543)	(1,610)	-	-
Amortization of prior service cost (credit)	2	2	(191)	(191)
Amortization of unrecognized net loss	694	666	173	212
Net periodic benefit cost	$212	$214	$14	$64

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Service cost	$48	$163	$11	$11
Interest cost	3,129	3,305	85	118
Expected return on plan assets	(4,630)	(4,831)	-	-
Amortization of prior service cost (credit)	8	8	(573)	(573)
Amortization of unrecognized net loss	2,081	1,999	520	635
Net periodic benefit cost	$636	$644	$43	$191

No contributions were made to the Qualified Pension Plan during the nine month period ended March 29, 2015. Contributions of $1.5 million were made to the Qualified Pension Plan during the nine month period ended March 30, 2014. Voluntary contributions of $3.0 million are anticipated to be made during the remainder of fiscal 2015.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Nine Months Ended March 29, 2015
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 29, 2014	$3,411	$16,787	$20,198
Other comprehensive loss before reclassifications	4,684	-	4,684
Income tax	-	-	-
Net other comprehensive loss before reclassifications	4,684	-	4,684
Reclassifications:
Prior service credits (A)	-	564	564
Actuarial gains (A)	-	(2,601)	(2,601)
Total reclassifications before tax	-	(2,037)	(2,037)
Income tax	-	754	754
Net reclassifications	-	(1,283)	(1,283)
Other comprehensive loss (income)	4,684	(1,283)	3,401
Other comprehensive loss attributable to non-controlling interest	286	-	286
Balance, March 29, 2015	$7,809	$15,504	$23,313

	Nine Months Ended March 30, 2014
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2013	$3,268	$18,944	$22,212
Other comprehensive loss before reclassifications	263	-	263
Income tax	-	-	-
Net other comprehensive loss before reclassifications	263	-	263
Reclassifications:
Prior service credits (A)	-	564	564
Unrecognized net loss (A)	-	(2,634)	(2,634)
Total reclassifications before tax	-	(2,070)	(2,070)
Income tax	-	766	766
Net reclassifications	-	(1,304)	(1,304)
Other comprehensive loss (income)	263	(1,304)	(1,041)
Other comprehensive loss attributable to non-controlling interest	12	-	12
Balance, March 30, 2014	$3,519	$17,640	$21,159
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

Outlook

Chrysler commenced their planned shutdown of their Windsor, Canada Assembly Plant effective February 9, 2015 in preparation of their changeover to the production of the new Chrysler minivan. The impact to STRATTEC’s current year quarter and nine month period ended March 29, 2015 were lost sales of approximately $8 million. This Windsor, Canada Assembly Plant shutdown is scheduled to continue through May 24, 2015. In the event this shutdown does continue through the above time period, we estimate this will result in lost power access and lockset product sales of approximately $8 million to $9 million during our fiscal 2015 fourth quarter.

Analysis of Results of Operations

Three months ended March 29, 2015 compared to the three months ended March 30, 2014

	Three Months Ended
	March 29, 2015	March 30, 2014
Net Sales (in millions)	$88.8	$85.3

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	March 29, 2015	March 30, 2014
Chrysler Group LLC	$26.2	$29.2
General Motors Company	17.0	18.2
Ford Motor Company	11.0	11.7
Tier 1 Customers	18.6	15.0
Commercial and Other OEM Customers	10.3	9.9
Hyundai / Kia	5.7	1.3
	$88.8	$85.3

The decrease in sales to Chrysler Group LLC in the current year quarter was due to Chrysler’s temporary shutdown of its Windsor, Canada assembly plant to re-tool the facility for the production of the new Chrysler minivan. The negative effect of the shutdown was partially offset by increased service sales to Chrysler in the current year quarter over the prior year quarter. The decrease in sales to General Motors Company in the current year quarter related to a $3.3 million sales concession that we granted to General Motors during the current year quarter, which decrease was partially offset by higher vehicle production volumes and greater product content on vehicle models for which we supply components that were introduced for the 2015 model year. Decreased sales to Ford Motor Company in the current year quarter were attributed to lower vehicle production volumes on models for which we supply components and in particular for components we supply on the F-150 pick-up trucks, which decrease was partially offset by higher latch product sales in the current year quarter. Sales to Tier 1 Customers during the current year quarter increased in comparison to the prior year quarter. These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls, that we have developed in recent years to complement our historic core business of locks and keys.  The increase in sales to Hyundai / Kia in the current year quarter was due to the continued ramp-up of the new Kia Sedona minivan for which we supply components.

	Three Months Ended
	March 29, 2015	March 30, 2014
Cost of Goods Sold (in millions)	$73.1	$70.4

Direct material costs are the most significant component of our cost of goods sold and comprised $47.9 million or 65.6 percent of cost of goods sold in the current year quarter compared to $45.6 million or 64.8 percent of cost of goods sold in the prior year quarter. The increase in material costs of $2.3 million, or 5.0 percent, was due to increased sales volumes in the current year quarter over the prior year quarter as discussed above. The increase in material costs as a percent of cost of goods sold is the result of the increased sales of product with higher purchased part content in the current year quarter as compared to the prior year quarter.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $400,000 or 1.6 percent in the current year quarter over the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes during the current year quarter over the prior year quarter. The impact of the increase in the variable portion of these costs was partially offset by the benefits of favorable absorption of the fixed portion of our labor and overhead costs resulting from increased sales volumes between periods, a reduction of $780,000 in expense provisions for the accrual of bonuses under our incentive bonus plans for the current year quarter as compared to the prior year quarter and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations. The average U.S. dollar/Mexican Peso exchange rate increased to approximately 14.96 in the current year quarter from approximately 13.22 in the prior year quarter, which resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $1.3 million in the current year quarter compared to the prior year quarter.

	Three Months Ended
	March 29, 2015	March 30, 2014
Gross Profit (in millions)	$15.8	$14.9
Gross Profit as a percentage of net sales	17.7%	17.5%

The improvement in gross profit in the current year quarter over the prior year quarter was the result of the increase in sales, partially offset by the increase in cost of goods sold as discussed above. Gross profit as a percentage of net sales in the current year quarter was relatively consistent with the prior year quarter as the unfavorable impacts of increased sales of products with higher purchased part content, which have lower overall profit margins, and a General Motors sales concession that we agreed to provide in the current year quarter were offset by the favorable impacts of increased customer production volumes resulting in more favorable absorption of our fixed manufacturing costs, a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans for the current year quarter as compared to the prior year quarter and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Expenses (in millions)	$9.8	$9.8
Expenses as a percentage of net sales	11.1%	11.4%

Engineering, selling and administrative expenses remained consistent between periods while decreasing as a percentage of net sales. Higher costs in support of our new Auburn Hills, Michigan sales and engineering facility and higher engineering and selling costs associated with current product programs as well as new product programs under development were offset by a reduction of $630,000 in expense provisions for the accrual of bonuses for the current year quarter as compared to the prior year quarter under our incentive bonus plans.

Income from operations in the current year quarter was $5.9 million compared to $5.1 million in the prior year quarter. This increase was the result of the increased sales in the current year quarter over the prior year quarter, partially offset by an increase in cost of goods sold, all as discussed above.

Equity loss of joint ventures was $207,000 during the current year quarter compared to equity earnings of joint ventures of $267,000 in the prior year quarter. The activities related to the STRATTEC Advanced Logic, LLC joint venture are included in equity (loss) earnings of joint ventures and resulted in equity loss of joint ventures to STRATTEC of $508,000 in the current year quarter and $98,000 in the prior year quarter. The equity loss of joint ventures for the current year quarter included a loss of $367,000 related to STRATTEC’s guarantee of the STRATTEC Advanced Logic, LLC revolving credit facility. Our joint venture partner did not guarantee their proportionate share of the STRATTEC Advanced Logic credit facility. As a result, we recorded a loss equal to our partner’s proportionate share, based on their ownership percentage, of the fair value of the STRATTEC guarantee. The activities related to the VAST LLC joint venture are also included in equity (loss) earnings of joint ventures and resulted in equity earnings of joint ventures of $301,000 in the current year quarter and $365,000 in the prior year quarter.

Included in other income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Foreign Currency Transaction Gain	$583	$36
Rabbi Trust Gain	44	27
Other	71	8
	$698	$71

Foreign currency transaction gains during the current year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the three month periods ended March 29, 2015 and March 30, 2014 was affected by the non-controlling interest portion of our pre-tax income and a lower effective tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S. Moreover, our income tax provision included a reduction in our liability for unrecognized tax benefits and related interest of approximately $936,000 for the three month period ended March 29, 2015 and $307,000 for the three month period ended March 30, 2014 due to tax years that closed during these periods. Our effective tax rate was 16.5 percent for the current year quarter as compared to 23.4 percent for the prior year quarter. The reduction in the effective rate between quarters was the result of a larger reduction in the liability for unrecognized tax benefits in the current year quarter as compared to the prior year quarter.

Nine months ended March 29, 2015 compared to the nine months ended March 30, 2014

	Nine Months Ended
	March 29, 2015	March 30, 2014
Net Sales (in millions)	$313.0	$246.4

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	March 29, 2015	March 30, 2014
Chrysler Group LLC	$90.9	$84.5
General Motors Company	85.6	49.2
Ford Motor Company	32.0	34.4
Tier 1 Customers	52.7	46.2
Commercial and Other OEM Customers	30.8	26.9
Hyundai / Kia	21.0	5.2
	$313.0	$246.4

The increase in sales to General Motors Company in the current year period was attributed to incremental service parts sales during the six months ended December 28, 2014 of $34.0 million related to a recall campaign. The incremental sales adjusted to more normal levels during the quarter ended March 29, 2015 and are expected to remain at normal levels going forward. Sales to General Motors were also impacted by higher vehicle production volumes and greater product content on vehicle models for which we supply components that were introduced for the 2015 model year and a $3.3 million sales concession we granted to General Motors which negatively impacted the quarter ended March 29, 2015. Increased sales to Chrysler Group LLC in the current year period were the result of higher customer vehicle production volumes and increased content on models for which we supply components and increased service sales to Chrysler during the quarter ended March 29, 2015, which were partially offset by decreased sales resulting from Chrysler’s temporary shutdown of its Windsor, Canada assembly plant, which began in February 2015, to re-tool the facility for the production of the new Chrysler minivan. Decreased sales to Ford Motor Company in the current year period were attributed lower vehicle production volumes on models for which we supply components and in particular for components we supply on the F-150 pick-up trucks, which were partially offset by higher latch product sales in the current year period.   Sales to Tier 1 Customers during the current year period increased in comparison to the prior year period. These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls, that we have developed in recent years to complement our historic core business of locks and keys.  The increase in sales to Hyundai / Kia in the current year period was due to the ramp-up of the new Kia Sedona minivan for which we supply components.

	Nine Months Ended
	March 29, 2015	March 30, 2014
Cost of Goods Sold (in millions)	$250.8	$201.0

Direct material costs are the most significant component of our cost of goods sold and comprised $163.7 million or 65.3 percent of cost of goods sold in the current year period compared to $131.5 million or 65.4 percent of cost of goods sold in the prior year period. The increase in material costs of $32.2 million, or 24.5 percent, was due to increased sales volumes in the current year period over the prior year period as discussed above. While material costs as a percent of cost of goods sold was relatively consistent between periods, the favorable impact to material costs resulting from increased sales of service parts as discussed above, which typically have lower material cost percentages as compared to parts sold for new vehicle production, was offset by the impact of increased sales of product with higher purchased part content in the current year period as compared to the prior year period.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $17.6 million or 25.3 percent in the current year period over the prior year period as the variable portion of these costs increased due to the increase in sales volumes during the current year period over the prior year period. In addition, the current year period includes benefits from the favorable absorption of the fixed portion of our labor and overhead costs resulting from increased sales volumes between periods and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations, which were partially offset by higher costs associated with new product launches, higher costs to meet expedited customer timelines, an increase of $2.6 million in expense provisions for the accrual of bonuses under our incentive bonus plans as a result of improved financial results for fiscal 2015 to date and a lump sum bonus totaling $311,000 paid to the Company’s Milwaukee represented hourly workers resulting from a new 4-year labor contract ratified on September 18, 2014. The average U.S. dollar/Mexican Peso exchange rate increased to approximately 13.97 in the current year period from approximately 13.11 in the prior year period, which resulted in decreased U.S. dollar costs related to our Mexican operations of approximately $2.1 million in the current year period compared to the prior year period.

	Nine Months Ended
	March 29, 2015	March 30, 2014
Gross Profit (in millions)	$62.3	$45.4
Gross Profit as a percentage of net sales	19.9%	18.4%

The improvement in gross profit in the current year period over the prior year period was the result of the increase in sales, which was partially offset by the increase in cost of goods sold as discussed above. The improvement in gross profit as a percentage of net sales in the current year period as compared to the prior year period was the result of increased sales of service parts related to the General Motors recall campaign described above, which sales typically have higher gross profit margins as compared to gross profit margins on parts sold for new vehicle production, increased customer production volumes resulting in more favorable absorption of our fixed manufacturing costs and a favorable Mexican Peso to U.S. dollar exchange rate affecting the U.S. dollar cost of our Mexican operations. These favorable impacts to the gross profit margin as a percentage of net sales were partially offset by increased sales of product with higher purchased part content in the current year period as compared to the prior year period, higher costs associated with new product launches, higher costs to meet expedited customer timelines, the General Motors sales concession that we granted in fiscal 2015, an increase in expense provisions for the accrual of bonuses under our incentive bonus plans as a result of improved financial results for fiscal 2015 to date and a lump sum bonus paid to the Company’s Milwaukee represented hourly workers resulting from the ratification of a new 4-year labor contract, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Nine Months Ended
	March 29, 2015	March 30, 2014
Expenses (in millions)	$33.5	$28.5
Expenses as a percentage of net sales	10.7%	11.6%

Engineering, selling and administrative increased approximately $5.0 million between periods while decreasing as a percentage of net sales. The increase in these costs in the current year period over the prior year period was due to an increase of $2.1 million in expense provisions for the accrual of bonuses under our incentive bonus plans as a result of improved financial results for fiscal 2015 to date, higher outside service costs to support sales and engineering activities for current product programs as well as new product programs under development and higher outside service costs in support of our new Auburn Hills, Michigan sales and engineering facility.

Income from operations in the current year period was $28.7 million compared to $16.9 million in the prior year period. This increase was the result of the increased sales and improved gross profit margins in the current year period over the prior year period, partially offset by an increase in engineering, selling and administrative expenses between periods, all as discussed above.

Equity loss of joint ventures was $138,000 during the current year period compared to equity earnings of joint ventures of $858,000 in the prior year period. The activities related to the STRATTEC Advanced Logic, LLC joint venture are included in equity loss and earnings of joint ventures and resulted in equity loss of joint ventures to STRATTEC of $957,000 in the current year period and $249,000 in the prior year period. The equity loss of joint ventures for the current year period included a loss of $367,000 related to STRATTEC’s guarantee of the STRATTEC Advanced Logic, LLC revolving credit facility. Our joint venture partner did not guarantee their proportionate share of the STRATTEC Advanced Logic credit facility. As a result, we recorded a loss equal to our partner’s proportionate share, based on their ownership percentage, of the fair value of the STRATTEC guarantee. The activities related to the VAST LLC joint venture are also included in equity (loss) earnings of joint ventures and resulted in equity earnings of joint ventures of $819,000 in the current year period and $1.1 million in the prior year period.

Included in other income, net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	March 29, 2015	March 30, 2014
Foreign Currency Transaction Gain	$3,004	$74
Rabbi Trust Gain	62	132
Other	243	90
	$3,309	$296

Foreign currency transaction gains resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for each of the nine month periods ended March 29, 2015 and March 30, 2014 was affected by the non-controlling interest portion of our pre-tax income and a lower effective tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S. Moreover, our income tax provision included a reduction in our liability for unrecognized tax benefits and related interest of approximately $936,000 for the nine month period ended March 29, 2015 and $307,000 for the nine month period ended March 30, 2014 due to tax years that closed during these periods. Our effective tax rate was 29.3 percent for the current year period as compared to 29.4 percent for the prior year period.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Chrysler Group LLC, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 29, 2015 was as follows (in millions):

Chrysler Group LLC	$15.1
General Motors Company	$13.8
Ford Motor Company	$9.4

Cash Balances in Mexico

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of March 29, 2015, $16.9 million of our $28.0 million cash and cash equivalents balance was held by our foreign subsidiaries in Mexico. Cash balances in Mexico will be used for future capital expenditures and future plant expansion in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash Flow Analysis

	Nine Months Ended
	March 29, 2015	March 30, 2014
Cash Flows from (in millions):
Operating Activities	$23.6	$9.3
Investing Activities	$(22.3)	$(9.6)
Financing Activities	$7.1	$0.5

Net cash provided by operating activities was $23.6 million during the current year period compared to $9.3 million during the prior year period. The change in operating cash flow between periods was due to improvement in our operating results in the current year period as compared to the prior year period as discussed above under Analysis of Results of Operations as well as a net decrease in working capital requirements between periods of $5.9 million, with the major contributors to the decrease being as follows (in millions):

	Increase (Decrease) in Working Capital Requirements
	Nine Months Ended
	March 29, 2015	March 30, 2014	Change
Accounts Receivable	$(6.0)	$6.9	$(12.9)
Inventory	5.3	4.3	1.0
Other Assets	(1.5)	4.8	(6.3)
Accounts Payable and Accrued Liabilities	5.9	(6.4)	12.3

The change in working capital requirements between periods related to changes in the accounts receivable balances reflected a reduction in accounts receivable balances during the current year period as compared to an increase in accounts receivable balances during the prior year period. The June 2014 quarter included incremental service parts sales of $11 million related to the General Motors recall campaign described above. The reduction in incremental service parts sales between the June 2014 quarter and the current year quarter resulted in a reduction in the accounts receivable balances related to these sales during the current year period. The change in working capital requirements between periods related to changes in inventory balances reflected a larger investment in inventories during the current year period as compared to the prior year period as a result of a planned build-up of inventories in the current year period due to shipping slowdowns at U.S. west coast ports, which was settled in March 2015. The change in working capital requirements between periods related to changes in the other assets balances reflected a reduction in our investment in customer tooling asset balances during the current year period compared to an increase in our investment in customer tooling asset balances during the prior year period. Customer tooling asset balances consist of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tools. Increases and decreases in these balances resulted from the timing of tooling development spending required to meet customer production requirements and related customer reimbursements. The change in working capital requirements between periods related to changes in the accounts payable and accrued liabilities balances reflected a reduction in accounts payable balances in the current year period as compared to an increase in accounts payable balances in the prior year period. Changes in accounts payable balances each period are the result of the timing of purchases and payments based on normal payment terms with our suppliers.

Significant cash payments impacting net cash provided by operating activities during both the current year period and prior year period included cash payments made under our incentive bonus plans, cash payments for Federal, state and foreign income taxes and cash contributions made to our qualified pension plan.  Cash payments made under our incentive bonus plans totaled $7.3 million in the current year period compared to $4.0 million during the prior year period. Cash payments made for Federal, state and foreign income taxes totaled $12.3 million during the current year period compared to $3.2 during the prior year period. No cash contributions were made to our qualified pension plan during the nine months ended March 29, 2015. Cash contributions made to our qualified pension plan totaled $1.5 million during the nine months ended March 30, 2014. We anticipate making a $3 million cash contribution to our qualified pension plan during the fourth quarter of our 2015 fiscal year.

Net cash used in investing activities of $22.3 million during the current year period and $9.6 million during the prior year period included capital expenditures of $21.7 million and $9.4 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year period capital expenditures of $2.1 million and $4.5 million were also made for the purchase of additional facilities in Juarez, Mexico and Auburn Hills, Michigan, respectively. The Michigan building is being used as a sales and engineering office and replaced two current leased facilities in Michigan.  The Juarez, Mexico building is being used as an additional facility to support current operations and in anticipation of both new and potential business awards in Mexico. Loans were made by each partner, STRATTEC, WITTE and ADAC to our joint venture, VAST LLC, totaling $215,000 for each partner in the current year period and $285,000 for each partner in the prior year period. The loans were made in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and in support of funding operating costs of the Brazil entity.

Net cash provided by financing activities of $7.1 million during the current year period included $9.0 million of additional borrowings under credit facilities and $734,000 of proceeds received from stock option exercises and related excess tax benefits, which amounts were partially offset by $1.3 million for regular quarterly dividend payments to shareholders, $882,000 for dividend payments to non-controlling interests in our subsidiaries and repayments of borrowings under credit facilities of $500,000. Net cash provided by financing activities during the prior year period of $542,000 included $1.2 million for regular quarterly dividend payments to shareholders, $984,000 for dividend payments to non-controlling interests in our subsidiaries and $1.0 million in repayments of loans under credit facilities, which amounts were partially offset by $1.3 million of additional borrowings under credit facilities and $2.4 million of proceeds received from stock option exercises and related excess tax benefits.

VAST LLC Cash Requirements

During the current year period, cash capital contributions totaling $384,000 were made by each partner to VAST LLC to support current operating expenses. No cash capital contributions were made to VAST LLC during the prior year period. VAST China operational costs have been financed internally by VAST LLC along with external financing secured from three local Chinese banks. We currently anticipate VAST China has adequate debt facilities in place over the next twelve month period to cover future operating and capital requirements. Additionally, loans were made by each partner, STRATTEC, WITTE and ADAC to VAST LLC totaling $215,000 for each partner in the current year period and $285,000 for each partner in the prior year period in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and in support of funding operating costs of the Brazil entity.

Future Capital Expenditures

Capital expenditures during the current year period totaled $21.7 million compared to $9.4 million in the prior year period. We anticipate that capital expenditures will be approximately $24 million to $25 million during all of fiscal 2015 in support of requirements for new product programs, the upgrade and replacement of existing equipment and the purchase of two buildings, one of which is located in Michigan and the other is located in Juarez, Mexico.  The Michigan building is being used as a sales and engineering office and replaced two current leased facilities in Michigan.  The Juarez, Mexico building is being used as an additional facility to support current operations and in anticipation of both new and potential business awards in Mexico.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at March 29, 2015. A total of 3,655,322 shares have been repurchased over the life of the program through March 29, 2015, at a cost of approximately $136.4 million. No shares were repurchased during the three or nine month periods ended March 29, 2015 or March 30, 2014. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2015.

Credit Facilities

STRATTEC has a $25 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $5 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2016. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the ADAC-STRATTEC Credit Facility for periods prior to January 22, 2014 was at varying rates based, at our option, on LIBOR plus 1.75 percent or the bank’s prime rate. Interest on borrowings under the STRATTEC credit facility and effective on or after January 22, 2014 under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $7.0 million at March 29, 2015. There were no borrowings under the STRATTEC Credit Facility during fiscal 2014. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $718,000 and 1.2 percent, respectively, during the nine months ended March 29, 2015. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $4.0 million at March 29, 2015 and $2.5 million at June 29, 2014. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $3.7 million and 1.2 percent, respectively, during the nine months ended March 29, 2015. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $2.7 million and 1.8 percent, respectively, during the nine months ended March 30, 2014.

Effective February 16, 2015, STRATTEC Advanced Logic, LLC entered into a $1.5 million revolving credit facility (the “STRATTEC Advanced Logic Credit Facility’) with BMO Harris Bank N.A., which is fully guaranteed by STRATTEC. Interest on borrowings under the STRATTEC Advanced Logic Credit Facility is at varying rates based, at STRATTEC Advanced Logic, LLC’s option, on LIBOR plus 1.0 percent or the bank’s prime rate. The STRATTEC Advanced Logic Credit Facility currently has a maturity date of February 16, 2016. Outstanding borrowings under the STRATTEC Advanced Logic Credit Facility as of March 29, 2015 totaled $750,000. STRATTEC Advanced Logic, LLC is considered a variable interest entity based on the STRATTEC guarantee. STRATTEC is not the primary beneficiary and does not control the entity. Accordingly, our investment in STRATTEC Advanced Logic, LLC is accounted for using the equity method. As of March 29, 2015, STRATTEC has recorded a liability related to the guarantee of $750,000, which amount is equal to the outstanding borrowings on the STRATTEC Advanced Logic Credit Facility as of March 29, 2015, and which amount is also equal to the estimated fair value of the guarantee as of the March 29, 2015 balance sheet date. The liability is included in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets. STRATTEC’s proportionate share of the guarantee based on our ownership percentage in STRATTEC Advanced Logic, LLC totals $383,000, and accordingly, we have increased our investment in STRATTEC Advanced Logic, LLC as of March 29, 2015 by this amount. Our joint venture partner did not guarantee their proportionate share of the STRATTEC Advanced Logic Credit Facility. As a result, STRATTEC recorded a loss of $367,000 which is equal to our partner’s proportionate share, based upon their ownership percentage in the joint venture, of the fair value of the STRATTEC guarantee. This loss is included in Equity Loss (Earnings) of Joint Ventures for the three and nine month periods ended March 29, 2015 in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $819,000 during the nine months ended March 29, 2015 and approximately $1.1 million during the nine months ended March 30, 2014. During the nine month period ended March 29, 2015, cash contributions of $384,000 were made to VAST LLC by each partner in support of current operating expenses.  No cash capital contributions were made to VAST LLC during the nine month period ended March 30, 2014. Loans were made by each partner, STRATTEC, WITTE and ADAC to our joint venture, VAST LLC, totaling $215,000 for each partner in the current year period and $285,000 for each partner in the prior year period. The loans were made in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and in support of funding operating costs of the Brazil entity.

Effective April 30, 2015, VAST LLC executed an agreement to become a 50:50 Joint Venture partner with Minda Management Services Limited an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”).  VAST acquired a fifty percent equity interest in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India for approximately $12 million.  This joint venture entity will be renamed Minda-VAST Access Systems (“Minda-VAST”). The portion of the purchase price paid by each VAST LLC partner, STRATTEC, WITTE and ADAC, totaled $4 million. Minda-VAST will have operations in Pune and Delhi and is expected to have annual sales in excess of approximately $40 million. Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India.  They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket.

In fiscal year 2007, we established a new entity with ADAC forming ADAC-STRATTEC LLC, a Delaware limited liability company. The new entity was created to establish injection molding and door handle assembly operations in Mexico. STRATTEC holds a 51 percent interest in ADAC-STRATTEC LLC. A Mexican entity, ADAC-STRATTEC de Mexico, exists and is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.8 million during the nine months ended March 29, 2015 and approximately $1.0 million during the nine months ended March 30, 2014.

Effective November 30, 2008, STRATTEC established a new entity, STRATTEC POWER ACCESS LLC (“SPA”), which is 80 percent owned by STRATTEC and 20 percent owned by WITTE. SPA supplies the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $946,000 during the nine months ended March 29, 2015 and $1.2 million during the nine months ended March 30, 2014.

On April 5, 2013, we acquired a 51 percent ownership interest in STRATTEC Advanced Logic, LLC (formerly known as NextLock, LLC), a newly formed joint venture which was formed to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. The initial capitalization of the STRATTEC Advanced Logic, LLC joint venture totaled $1.5 million. STRATTEC’s portion of the initial capitalization totaled $765,000. Our investment in STRATTEC Advanced Logic, LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to the STRATTEC Advanced Logic, LLC joint venture resulted in equity loss of joint ventures to STRATTEC of approximately $957,000 during the nine months ended March 29, 2015 and approximately $249,000 during the nine months ended March 30, 2014. The equity loss of joint ventures for the nine months ended March 29, 2015 included a loss of $367,000 related to STRATTEC’s guarantee of the STRATTEC Advanced Logic, LLC revolving credit facility. Our joint venture partner did not guarantee their proportionate share of the STRATTEC Advanced Logic credit facility. As a result, we recorded a loss equal to our partner’s proportionate share, based on their ownership percentage, of the fair value of the STRATTEC guarantee. Effective November 1, 2014, a license agreement was signed with Westinghouse allowing STRATTEC Advanced Logic, LLC to do business as Westinghouse Security.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At March 29, 2015, we had $11.0 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the nine months ended March 29, 2015 was $39,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 29, 2015, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three or nine month periods ended March 29, 2015.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 7, 2015	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)