Form 10-K
period 2015-06-28
STRATTEC SECURITY CORP
filed 2015-09-04
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 28, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 26, 2014 (the last business day of the Registrant's most recently completed second quarter), was approximately $286,128,000 (based upon the last reported sale price of the Common Stock at December 26, 2014 on the NASDAQ Global Market).  Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

On August 7, 2015, there were outstanding 3,593,278 shares of the Registrant's $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Part of the Form 10-K
Document	into which incorporated
Portions of the Annual Report to Shareholders for the fiscal year ended June 28, 2015	I, II, IV

Portions of the Proxy Statement dated on or about September 4, 2015, for the Annual Meeting of Shareholders to be held on October 6, 2015.	III

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2015 Annual Report to Shareholders and the Company’s Proxy Statement, dated on or about September 4, 2015, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning.  These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company's expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K.  The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

The Company's business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company's current expectations.  These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customer's product recall policies, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials) and other matters described under “Risk Factors” in the Management’s Discussion and Analysis section of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference in Part I, Item 1A of this report and in the Company’s other filings with the Securities and Exchange Commission.

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

PART I

Item 1.   Business

The information set forth under “Company Description” which appears on pages 5 through 13 of the Company’s 2015 Annual Report to Shareholders is incorporated herein by reference.  For information as to export sales, see the information set forth under “Notes to Financial Statements-Export Sales” included on page 56 of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference.

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

Sources and Availability of Raw Materials

The Company’s primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.  See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included on page 30 of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference.

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

Dependence Upon Significant Customers

A very significant portion of the Company’s annual sales are to General Motors Company, Ford Motor Company, and Fiat Chrysler Automobiles.  These three customers accounted for approximately 65 percent of the Company’s net sales in 2015, 70 percent of the Company’s net sales in 2014 and 66 percent of the Company’s net sales in 2013.  Further information regarding sales to the Company’s largest customers is set forth under the caption “Risk Factors - Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included on page 29 of the Company’s 2015 Annual Report to Shareholders and “Notes to Financial Statements-Sales and Receivable Concentration” included on page 56 of the Company’s 2015 Annual Report to Shareholders, all of which are incorporated herein by reference.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, the Company is highly dependent on its major customers for their business, and on these customers' ability to produce and sell vehicles which utilize the Company's products. The Company has enjoyed good relationships with General Motors Company, Fiat Chrysler Automobiles,

Ford Motor Company and other customers in the past, and expects to continue to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on the Company's financial performance.  We cannot provide any assurance that any lost sales volume could be replaced despite our historical relationships with our customers.

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

The typical process used by automotive manufacturers in selecting a supplier for access control products is to offer the business opportunity to the Company and several of the Company's competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, a commitment is made for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company over the life of the product program are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year.  Production quantity releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a "Just-in-Time" supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment.

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

The Company’s lockset, housing, latches and power access competitors include Huf North America, Ushin, Valeo, Tokai-Rika, Alpha-Tech, Honda Lock, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva, Key Plastics and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included on page 31 of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference.

Research and Development

The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2015, 2014, and 2013, the Company spent approximately $280,000, $700,000, and $1.3 million, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and will continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

Customer Tooling

The Company incurs costs related to tooling used in component production and assembly.  Some of these costs are reimbursed by customers who then own the tools involved.  See the information set forth under “Notes to Financial Statements-Organization and Summary of Significant Accounting Policies-Customer Tooling in Progress” included on page 39 of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference.

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

As discussed in “Notes to Financial Statements-Commitments and Contingencies” included on page 49 of the Company’s 2015 Annual Report to Shareholders, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from a former above-ground solvent storage tank located on the east side of the facility, which spill occurred in 1985.   This situation is being monitored by the Company.

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

Employees

At June 28, 2015, the Company had approximately 3,420 full-time employees, of which approximately 260 or 7.6 percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility.  The current contract with the unionized associates is effective through September 17, 2018.  During June 2001, there was a 16-day strike by the represented employees at the Company's Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors-Disruptions Due to Work Stoppages and Other labor Matters” included on page 31 of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference.

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

Item 1A.   Risk Factors

The information set forth under “Risk Factors” which appears on pages 29 through 32 of the Company’s 2015 Annual Report to Shareholders is incorporated herein by reference.  The risks described in the section “Risk Factors” in the Company’s 2015 Annual Report to Shareholders are not the only risks the Company faces.  Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations.  If any of the events or circumstances described in those risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such cases, the trading price of the Company’s common stock could decline.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company has four manufacturing plants, one warehouse, and one sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Headquarters and General Offices; Component
	Manufacturing and Service Parts Distribution	352,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	97,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	76,000	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices, Key Finishing, Injection
	Molding and Assembly Operations	140,000	Owned
El Paso, Texas	Finished Goods Warehouse	94,530	Leased**
Auburn Hills, Michigan	Sales and Engineering Office for Detroit Customer Area	58,700	Owned

**	Leased unit within a complex.

The Company believes that its current production facilities will be adequate to support its production operations for the foreseeable future.

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

Item 4.   Mine Safety Disclosures

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  Since inception of the stock repurchase program, the Board of Directors has periodically increased the number of shares authorized for repurchase under the program.  At June 28, 2015, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395.  The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through June 28, 2015, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the quarter or year ended June 28, 2015.

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “STRT.”

The information set forth under “Financial Summary – Quarterly Financial Data (Unaudited)” included on page 61 of the Company’s 2015 Annual Report to Shareholders is incorporated herein by reference.

Item 6.   Selected Financial Data

The information set forth under “Financial Summary – Five Year Financial Summary,” which appears on page 60 of the Company’s 2015 Annual Report to Shareholders, is incorporated herein by reference.   Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference elsewhere herein.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under “Management’s Discussion and Analysis,” which appears on pages 14 through 32 of the Company’s 2015 Annual Report to Shareholders, is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate fluctuations on borrowings under our secured revolving credit facilities, foreign currency exchange rate risk associated with our foreign operations, and fluctuations in raw material commodity prices.  We do not utilize financial instruments for trading purposes.

Interest Rates:  We are subject to interest rate fluctuations on borrowings under our revolving credit facilities.  At June 28, 2015, we had $10 million of outstanding borrowings under our credit facilities.  The interest expense related to borrowings under the credit facilities during the year ended June 28, 2015 was $71,000.  A 10% increase or decrease in the interest rate on borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency:  We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico.  A portion of our manufacturing costs are incurred in Mexican pesos.  Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate.  During fiscal 2013, we had agreements with Bank of Montreal that provided for two weekly Mexican peso currency option contracts to cover a portion of our weekly estimated peso denominated operating costs. The contracts with Bank of Montreal expired on June 28, 2013. The two weekly option contracts were for equivalent notional amounts. The contracts provided for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 12.40 if the spot rate at the weekly expiry date was below an average of 12.40 or for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of 13.40 if the spot rate at the weekly expiry date was above an average of 13.40.  Our objective in entering into these currency option contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso option contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency option contracts were recognized in our accompanying consolidated financial statements at fair value and changes in the fair value of the currency option contracts were reported in current earnings as part of Other Income, net. The premiums paid and received under the weekly Mexican peso currency option contracts netted to zero. As a result, premiums related to the contracts did not impact our earnings. No Mexican peso currency option contracts were in effect during fiscal 2015 or 2014 and none were outstanding as of June 28, 2015, June 29, 2014 or June 30, 2013.

The pre-tax effects of the Mexican peso option contracts on the accompanying Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

		Other Income, net
	June 28, 2015	June 29, 2014	June 30, 2013
Not Designated as Hedging Instruments:
Realized gain	$—	$—	$27
Realized (loss)	$—	$—	$(39)
Unrealized gain (loss)	$—	$—	$395

See “Notes to Financial Statements-Subsequent Event” included on page 44 of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference, for more information on the Mexican peso option contracts entered into by the Company subsequent to the end of fiscal 2015.

See “Risk Factors – Currency Exchange Rate Fluctuations” included on page 30 of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference, for more information.

Raw Materials Commodity Prices:  Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results if the increased raw material costs cannot be recovered from our customers. Given the significant financial impact on us relating to changes in the cost of our primary raw materials, commencing with fiscal 2008, we began quoting quarterly material price adjustments for changes in our zinc costs in our negotiations with our customers. Our success in obtaining these quarterly price adjustments in our customer contracts is dependent on separate negotiations with each customer. It is not a standard practice for our customers to include such price adjustments in their contracts. We have been successful in obtaining quarterly price adjustments in some of our customer contracts. However, we have not been successful in obtaining the adjustments with all of our customers.  See “Risk Factors –Sources of and Fluctuations in Market Prices of Raw Materials” included on page 30 of the Company’s 2015 Annual Report to Shareholders, which is incorporated herein by reference, for more information.

Item 8.   Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Deloitte & Touche LLP dated September 4, 2015, the report of management on internal control over financial reporting and the report of Deloitte & Touche LLP on internal control over financial reporting dated September 4, 2015, which appear on pages 33 through 59 of the Company’s 2015 Annual Report to Shareholders, are incorporated herein by reference.

Our quarterly results of operations included under “Financial Summary-Quarterly Financial Data (Unaudited)” which appears on page 61 of the Company’s 2015 Annual Report to Shareholders is incorporated herein by reference.

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

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The report of management required under this Item 9A is included on page 57 of the Company’s 2015 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.

The attestation report required under this Item 9A is included on page 58 of the Company’s 2015 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information included in the Company’s Proxy Statement, dated on or about September 4, 2015, under “Proposal 1: Election of Directors,”  “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,”  “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee consist of three outside independent directors, David R. Zimmer, Audit Committee Chairman, Thomas W. Florsheim, Jr., and Michael J. Koss.

Item 11.   Executive Compensation

The information included in the Company’s Proxy Statement, dated on or about September 4, 2015, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement, dated on or about September 4, 2015, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information included in the Company’s Proxy Statement, dated on or about September 4, 2015, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of June 28, 2015, for the Company's Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	163,907	$27.97	253,989
Equity compensation plans not approved by shareholders	—	—	—
Total	163,907	$27.97	253,989

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information included in the Company’s Proxy Statement, dated on or about September 4, 2015, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information included in the Company’s Proxy Statement, dated on or about September 4, 2015, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)

Financial Statements - The following financial statements of the Company, included on pages 33 through 59 of the Company’s 2015 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Form 10-K annual report:

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Consolidated Balance Sheets - as of June 28, 2015 and June 29, 2014

Consolidated Statements of Operations and Comprehensive Income - years ended June 28, 2015, June 29, 2014 and June 30, 2013

Consolidated Statements of Shareholders’ Equity – years ended June 28, 2015, June 29, 2014 and June 30, 2013

Consolidated Statements of Cash Flows - years ended June 28, 2015, June 29, 2014 and June 30, 2013

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

Date:  September 4, 2015

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank J. Krejci	President, Chief Executive Officer,	September 4, 2015
Frank J. Krejci	and Director
(Principal Executive Officer)

/s/ Harold M. Stratton II	Chairman and Director	August 20, 2015
Harold M. Stratton II

/s/ Michael J. Koss	Director	August 20, 2015
Michael J. Koss

/s/ Thomas W. Florsheim, Jr.	Director	August 20, 2015
Thomas W. Florsheim, Jr.

/s/ David R. Zimmer	Director	August 20, 2015
David R. Zimmer

/s/ Patrick J. Hansen	Senior Vice President, Chief	September 4, 2015
Patrick J. Hansen	Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

Exhibit

3.1 (1)	Amended and Restated Articles of Incorporation of the Company	*

3.2 (2)	By-laws of the Company	*

4.1 (4)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*

4.2 (4)	Security Agreement, dated as of August 1, 2011, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*

4.3 (10)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*

4.4 (9)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*

4.5 (9)	Credit Agreement, dated as of June 28, 2012, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*

4.6 (9)	Amendment No. 1 to Credit Agreement, dated as of January 22, 2014, between ADAC- STRATTEC LLC and BMO Harris Bank N.A., as lender	*

4.7 (9)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between ADAC- STRATTEC LLC and BMO Harris Bank N.A., as lender	*

10.1 (11)**	Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan	*

10.2 (13)**	Form of Restricted Stock Grant Agreement with employees	*

10.3 **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Executive Officers and Senior Managers (filed herewith)

10.4 (6) **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Non-employee Members of the Board of Directors	*

10.5 (12) **	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*

10.6 (5)**	Employment Agreement between the Company and Frank J. Krejci, Patrick J. Hansen, Rolando J. Guillot, Brian J. Reetz and Richard P. Messina made as of May 5, 2010.	*

10.7 (5)**	Change of Control Employment Agreement between the Company and Frank J. Krejci, Patrick J. Hansen, Rolando J. Guillot, Brian J. Reetz and Richard P. Messina made as of May 5, 2010.	*

10.8 (13)**	Form of Restricted Stock Grant Agreement with non-employee directors	*

10.9 (8)**	Amended STRATTEC SECURITY CORPORATION Employee Stock Purchase Plan	*

10.10 (7)**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012	*

13	Annual Report to Shareholders for the year ended June 28, 2015

21 (3)	Subsidiaries of the Company	*

23	Consent of Independent Registered Public Accounting Firm dated September 4, 2015

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (14)	18 U.S.C. Section 1350 Certifications

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

*	Previously filed
**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.
(2)	Incorporated by reference from the exhibit to the Form 8-K filed on October 7, 2005.
(3)	Incorporated by reference from the exhibit to the June 29, 2008 Form 10-K filed on August 29, 2008.
(4)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.
(5)	Incorporated by reference from the exhibit to the March 28, 2010 Form 10-Q filed on May 6, 2010.
(6)	Incorporated by reference from the exhibit to the July 3, 2011 Form 10-K filed on September 8, 2011.
(7)	Incorporated by reference from the exhibit to the July 1, 2012 Form 10-K filed on September 6, 2012.
(8)	Incorporated by reference from the exhibit to the Form 8-K filed on January 2, 2013.
(9)	Incorporated by reference from the exhibit to the Form 8-K filed on June 25, 2015.
(10)	Incorporated by reference from the exhibit to the Form 8-K filed on December 27, 2013.
(11)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 6, 2014.
(12)	Incorporated by reference from the exhibit to the Form 8-K filed on October 10, 2013.
(13)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2014.
(14)

This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.