Form 10-Q
period 2015-12-27
STRATTEC SECURITY CORP
filed 2016-02-04
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

or

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

Common stock, par value $0.01 per share: 3,637,339 shares outstanding as of December 28, 2015 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 27, 2015

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net sales	$102,511	$101,990	$199,024	$224,232
Cost of goods sold	83,901	83,538	163,915	177,723
Gross profit	18,610	18,452	35,109	46,509
Engineering, selling and administrative expenses	11,196	10,490	21,770	23,677
Income from operations	7,414	7,962	13,339	22,832
Interest income	8	43	15	65
Equity (loss) earnings of joint ventures	(22)	(121)	(315)	69
Interest expense	(23)	(11)	(44)	(22)
Other income, net	350	1,823	318	2,611
Income before provision for income taxes and non-controlling interest	7,727	9,696	13,313	25,555
Provision for income taxes	2,514	2,795	4,268	8,314
Net income	5,213	6,901	9,045	17,241
Net income attributable to non-controlling interest	1,810	1,123	2,369	2,163
Net income attributable to STRATTEC SECURITY CORPORATION	$3,403	$5,778	$6,676	$15,078

Comprehensive Income:
Net income	$5,213	$6,901	$9,045	$17,241
Pension and postretirement plans, net of tax	364	428	728	856
Currency translation adjustments	(488)	(2,590)	(3,355)	(3,442)
Other comprehensive loss, net of tax	(124)	(2,162)	(2,627)	(2,586)
Comprehensive income	5,089	4,739	6,418	14,655
Comprehensive income attributable to non-controlling interest	1,779	965	2,179	1,941
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,310	$3,774	$4,239	$12,714

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.95	$1.62	$1.87	$4.25
Diluted	$0.93	$1.58	$1.83	$4.13

Average shares outstanding:
Basic	3,563	3,518	3,553	3,507
Diluted	3,624	3,612	3,621	3,603

Cash dividends declared per share	$0.13	$0.12	$0.26	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	December 27, 2015	June 28, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,923	$25,695
Receivables, net	60,802	58,807
Inventories
Finished products	13,576	11,358
Work in process	8,574	7,746
Purchased materials	25,842	17,982
Excess and obsolete reserve	(2,772)	(2,300)
Inventories, net	45,220	34,786
Other current assets	19,507	18,873
Total current assets	143,452	138,161
Investment in joint ventures	15,464	15,326
Other long-term assets	11,269	10,816
Property, plant and equipment	201,674	194,567
Less: accumulated depreciation	(128,142)	(123,441)
Net property, plant and equipment	73,532	71,126
	$243,717	$235,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,136	$27,838
Accrued Liabilities:
Payroll and benefits	12,222	16,107
Environmental	1,376	1,383
Warranty	9,431	11,835
Other	9,573	7,572
Total current liabilities	67,738	64,735
Deferred income taxes	4,581	4,595
Borrowings under credit facility	10,000	10,000
Accrued pension obligations	1,382	1,331
Accrued postretirement obligations	1,477	1,657
Other long-term liabilities	764	710
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,188,363 shares at December 27, 2015 and 7,151,154 shares at June 28, 2015	71	71
Capital in excess of par value	91,003	89,560
Retained earnings	219,187	213,442
Accumulated other comprehensive loss	(29,296)	(26,859)
Less: treasury stock, at cost (3,623,724 shares at December 27, 2015 and 3,624,454 shares at June 28, 2015)	(135,890)	(135,902)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	145,075	140,312
Non-controlling interest	12,700	12,089
Total shareholders’ equity	157,775	152,401
	$243,717	$235,429

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 27, 2015	December 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,045	$17,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,075	4,261
Foreign currency transaction gain	(1,321)	(2,421)
Unrealized loss on peso forward contracts	867	—
Stock based compensation expense	870	700
Equity loss (earnings) of joint ventures	315	(69)
Change in operating assets and liabilities:
Receivables	(2,132)	6,780
Inventories	(10,434)	(8,391)
Other assets	(226)	207
Accounts payable and accrued liabilities	1,161	(781)
Other, net	—	157
Net cash provided by operating activities	3,220	17,684
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(220)	(384)
Loan to joint ventures	(150)	(215)
Purchase of property, plant and equipment	(8,095)	(16,955)
Net cash used in investing activities	(8,465)	(17,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	5,500	1,500
Repayments of borrowings under credit facility	(5,500)	(500)
Dividends paid to non-controlling interests of subsidiaries	(1,568)	(882)
Dividends paid	(932)	(854)
Exercise of stock options and employee stock purchases	584	714
Net cash used in financing activities	(1,916)	(22)
Foreign currency impact on cash	(611)	(21)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,772)	87

CASH AND CASH EQUIVALENTS
Beginning of period	25,695	19,756
End of period	$17,923	$19,843
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,395	$10,207
Interest	$43	$17
Non-cash investing activities:
Change in capital expenditures in accounts payable	$456	$274
Guarantee of joint venture revolving credit facility	$105	$—

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of December 27, 2015 and June 28, 2015, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

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

New Accounting Standards

In May 2014, the FASB issued an update to the accounting guidance for the recognition of revenue arising from contracts with customers. The update supersedes most current revenue recognition guidance and outlines a single comprehensive model for revenue recognition based on the principle that an entity should recognize revenue in an amount that reflects the expected consideration to be received in the exchange of goods and services. The guidance update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance update is effective for annual reporting periods beginning after December 15, 2017 and becomes effective for us at the beginning of our 2019 fiscal year. We are currently assessing the impact that this guidance will have on our condensed consolidated financial statements.

In August 2014, the FASB issued an update to the accounting guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting update is effective for annual and interim periods beginning on or after December 15, 2016, with early adoption permitted.  We do not expect that the adoption of this pronouncement will have a material impact on our condensed consolidated financial statements.

In February 2015, the FASB issued an update to the accounting guidance that amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The update is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material impact on our condensed consolidated financial statements.

In July 2015, the FASB issued an accounting standard to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied prospectively. We do not expect that the adoption of this pronouncement will have a material impact on our condensed consolidated financial statements.

In November 2015, the FASB issued an update to an accounting standard to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position, which would be a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We are currently assessing the impact that this guidance will have on our condensed consolidated financial statements.

Subsequent Event

In January 2016, we entered into additional contracts with Bank of Montreal that provide for monthly Mexican peso currency forward contracts covering the period July 15, 2016 through June 15, 2017. The currently effective Mexican peso currency forward contracts continue through June 21, 2016. The contracts provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of $18.38. The notional amount over the contract period totals $12 million. See further discussion below under Derivative instruments included in these Notes to Condensed Consolidated Financial Statements.

On January 20, 2016, ADAC STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, signed a “Letter of Intent” to purchase land in Leon, Mexico. ASdM intends to construct a new manufacturing facility on this land in the mid-Mexico area. This facility is expected to be used primarily to paint and assemble door handle products. Currently, the ADAC-STRATTEC LLC joint venture has net sales of approximately $60 million. With newly awarded customer business, we anticipate net sales will increase to approximately $120 million within the next two years. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $20 million. We anticipate financing the required capital expenditures through a combination of partner capital contributions, bank loans, and current operating cash flow.

Derivative Instruments

We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  As of December 27, 2015, we have executed contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. The current peso currency forward contracts include settlement dates that began on October 16, 2015 and end on June 15, 2017. No forward contracts were in place during fiscal 2015 or outstanding as of June 28, 2015. Additional contracts were executed subsequent to December 27, 2015. Refer to Subsequent Event included in these Notes to Condensed Consolidated Financial Statements. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income, net.

The following table quantifies the outstanding Mexican peso forward contracts as of December 27, 2015 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 5, 2016 - June 21, 2016	$9,000	16.00	$(714)
Buy MXP/Sell USD	July 15, 2016 - June 15, 2017	$12,000	17.51	$(153)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	December 27, 2015	June 28, 2015
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$867	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Not Designated as Hedging Instruments:
Realized Loss	$(178)	$—	$(178)	$—
Unrealized Gain (Loss)	$29	$—	$(867)	$—

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of December 27, 2015 and June 28, 2015. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2015 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$341	$—	$—
Mid Cap	346	—	—
Large Cap	483	—	—
International	391	—	—
Fixed Income Funds	678	—	—
Cash and Cash Equivalents	—	1	—
Total Assets at Fair Value	$2,239	$1	$—

Liabilities:
Mexican Peso Forward Contracts	$—	$867	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the two currencies. There were no transfers between Level 1 and Level 2 assets during the six month period ended December 27, 2015.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net Sales	$31,402	$35,663	$57,750	$66,661
Cost of Goods Sold	25,497	30,469	47,411	56,552
Gross Profit	5,905	5,194	10,339	10,109
Engineering, Selling and Administrative Expenses	4,491	4,590	8,116	8,788
Income From Operations	1,414	604	2,223	1,321
Other (Expense) Income, net	(150)	183	(462)	656
Income before Provision for Income taxes	1,264	787	1,761	1,977
Provision for Income Taxes	217	376	311	435
Net Income	$1,047	$411	$1,450	$1,542
STRATTEC’s Share of VAST LLC Net Income	$349	$137	$483	$514
Intercompany Profit Elimination	(4)	5	(5)	4
STRATTEC’s Equity Earnings of VAST LLC	$345	$142	$478	$518

During 2013, we acquired a 51% ownership interest in a newly formed joint venture company, SAL LLC, which was formed to introduce a new generation of biometric security products based upon designs of Actuator Systems LLC, our partner. SAL LLC has a $1.5 million revolving credit facility (the “SAL Credit Facility”) with BMO Harris Bank N.A., which is fully guaranteed by STRATTEC. The SAL Credit Facility has a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of December 27, 2015 and June 28, 2015 totaled $1.1 million and $995,000, respectively. SAL LLC is considered a variable interest entity based on the STRATTEC guarantee. STRATTEC is not the primary beneficiary and does not control the entity. Accordingly, our investment in SAL LLC is accounted for using the equity method. STRATTEC had a recorded liability related to the guarantee of $1.1 million and $995,000 at December 27, 2015 and June 28, 2015, respectively, which amounts were equal to the estimated fair value of the guarantee as of these balance sheet dates. The guarantee liability is included in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets. STRATTEC’s proportionate share of the guarantee based on our ownership percentage in SAL LLC totaled $561,000 and $507,000, respectively, as of December 27, 2015 and June 28, 2015, and accordingly, our investment in SAL LLC included these amounts at these balance sheet dates. Our joint venture partner did not guarantee their proportionate share of the SAL Credit Facility. As a result, we recorded a loss equal to our partner’s proportionate share of the fair value of the STRATTEC guarantee based upon their ownership interest in the joint venture of $488,000 during the fourth quarter of fiscal 2015 and $51,000 during the six months ended December 27, 2015.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. Payments under the license agreement were guaranteed by STRATTEC. As of December 27, 2015 and June 28, 2015, STRATTEC has a recorded liability equal to the estimated fair value of the future payments due under this guarantee of $250,000. The liability is included in Other Long-term Liabilities in the accompanying Condensed Consolidated Balance Sheets. STRATTEC’s proportionate share of the guarantee of these payments based on our ownership percentage in SAL LLC totals $127,000, and accordingly, our investment in SAL LLC as of December 27, 2015 and June 28, 2015 included this amount. Our joint venture partner did not guarantee their proportionate share of the payments required under the license agreement. As a result, we recorded a loss of $123,000 during the fourth quarter of fiscal 2015 which was equal to our partner’s proportionate share, based upon their ownership interest in the joint venture, of the fair value of the STRATTEC guarantee.

During fiscal 2015 and during the six months ended December 27, 2015, loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $250,000 and $100,000 as of December 27, 2015 and June 28, 2015, respectively. A valuation reserve of $250,000 and $100,000 was recorded as of December 27, 2015 and June 28, 2015, respectively, in connection with these loans. The corresponding loss related to this valuation reserve was included in Equity (Loss) Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income in each respective period.

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

The following are summarized statements of operations for SAL, LLC (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net Sales	$65	$—	$125	$—
Cost of Goods Sold	40	—	95	—
Gross Profit	25	—	30	—
Engineering, Selling and Administrative Expenses	358	516	604	880
Loss From Operations	(333)	(516)	(574)	(880)
Other Expense, net	(10)	—	(18)	—
Net Loss	$(343)	$(516)	$(592)	$(880)
STRATTEC’s Share of Equity Loss of SAL LLC	$(343)	$(263)	$(592)	$(449)
Loss on Loan to SAL LLC	—	—	(150)	—
Loss on SAL LLC Credit Facility Guarantee	(24)	—	(51)	—
STRATTEC’s Equity Loss of SAL LLC	$(367)	$(263)	$(793)	$(449)

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Sales to VAST LLC	$72	$657	$210	$771
Sales to SAL, LLC	$27	$27	$44	$32
Purchases from VAST LLC	$38	$41	$63	$80
Expenses Charged to VAST LLC	$176	$245	$411	$404
Expenses Charged from VAST LLC	$405	$457	$797	$940

Warranty

We have a warranty liability recorded related to our known and potential exposure to warranty claims in the event our products fail to perform as expected, and in the event we may be required to participate in the repair costs incurred by our customers for such products. During the six month period ended December 27, 2015, the warranty liability was reduced by approximately $2.05 million as a result of the settlement of a previously accrued customer warranty issue.

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $10 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2018. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 27, 2015, we were in compliance with all financial covenants.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	December 27, 2015	June 28, 2015
STRATTEC Credit Facility	$7,500	$7,000
ADAC-STRATTEC Credit Facility	$2,500	$3,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
STRATTEC Credit Facility	$3,646	$—	1.2%	—%
ADAC-STRATTEC Credit Facility	$3,054	$3,819	1.3%	1.2%

SAL LLC has a $1.5 million revolving credit facility (the “SAL Credit Facility’) with BMO Harris Bank N.A., which is fully guaranteed by STRATTEC. Interest on borrowings under the SAL Credit Facility is at varying rates based, at SAL LLC’s option, on LIBOR plus 1.0 percent or the bank’s prime rate. The SAL Credit Facility has a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of December 27, 2015 totaled $1.1 million. As of December 27, 2015, STRATTEC had a recorded liability related to its guarantee of this credit facility of $1.1 million, which amount is equal to the estimated fair value of the guarantee as of December 27, 2015.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due under the Westinghouse agreement. As of December 27, 2015, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the agreement and the estimated fair value of the guarantee as of December 27, 2015. See further discussion under Equity (Loss) Earnings of Joint Ventures included herein.

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through December 27, 2015, costs of approximately $500,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at December 27, 2015 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the six month period ended December 27, 2015 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, June 28, 2015	$152,401	$140,312	$12,089
Net Income	9,045	6,676	2,369
Dividend Declared	(932)	(932)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(1,568)	—	(1,568)
Translation adjustments	(3,355)	(3,165)	(190)
Stock Based Compensation	870	870	—
Tax Benefit – Dividend Paid on Restricted Shares	2	2	—
Pension and Postretirement Adjustment, Net of tax	728	728	—
Employee Stock Purchases and Stock Option Exercises	584	584	—
Balance, December 27, 2015	$157,775	$145,075	$12,700

Other Income, net

Net other income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on peso forward contracts and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Foreign Currency Transaction Gain	$364	$1,635	$1,321	$2,421
Unrealized Gain (Loss) on Peso Forward Contracts	29	—	(867)	—
Realized Loss on Peso Forward Contracts	(178)	—	(178)	—
Rabbi Trust Gain (Loss)	60	45	(104)	18
Other	75	143	146	172
	$350	$1,823	$318	$2,611

Income Taxes

The income tax provisions for the three and six month periods ended December 27, 2015 and December 28, 2014 were affected by the non-controlling interest portion of our pre-tax income and a lower statutory tax rate for income subject to tax in Mexico as compared to the statutory tax rate for income subject to tax in the U.S.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net Income Attributable to STRATTEC SECURITY CORPORATION	$3,403	$5,778	$6,676	$15,078
Less: Income Attributable to Participating Securities	21	71	42	191
Net Income Attributable to Common Shareholders	$3,382	$5,707	$6,634	$14,887

Basic Weighted Average Shares of Common Stock Outstanding	3,563	3,518	3,553	3,507
Incremental Shares – Stock based Compensation	61	94	68	96
Diluted Weighted Average Shares of Common Stock Outstanding	3,624	3,612	3,621	3,603

Basic Earnings Per Share	$0.95	$1.62	$1.87	$4.25
Diluted Earnings Per Share	$0.93	$1.58	$1.83	$4.13

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of December 27, 2015 and as of December 28, 2014, options to purchase 9,010 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of December 27, 2015, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 27, 2015 were 229,339. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended December 27, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 28, 2015	163,907	$27.97
Exercised	(16,909)	$21.55
Forfeited	(2,000)	$17.59
Outstanding, December 27, 2015	144,998	$28.86	5.9	$4,253
Exercisable, December 27, 2015	103,798	$21.39	5.1	$3,672

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and six month periods presented below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Intrinsic Value of Options Exercised	$115	$290	$529	$990
Fair Value of Stock Options Vesting	$—	$—	$331	$382

No options were granted during the six month period ended December 27, 2015. The grant date fair value and assumptions used to determine compensation expense for the options granted during the six month period ended December 28, 2014 were as follows:

Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a
Options Issued Above Grant Date Market Value	$34.93
Assumptions:
Risk Free Interest Rate	1.90%
Expected Volatility	57.83%
Expected Dividend Yield	0.62%
Expected Term (in years)	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended December 27, 2015 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 28, 2015	66,350	$45.03
Granted	28,750	$69.02
Vested	(20,300)	$23.69
Forfeited	(2,100)	$60.27
Nonvested Balance, December 27, 2015	72,700	$60.03

As of December 27, 2015, there was $295,000 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a remaining weighted average period of 0.6 years. As of December 27, 2015, there was approximately $2.4 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.3 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

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

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  We froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The foregoing amendments to the SERP did not have a material effect on our financial statements.  The Rabbi Trust assets had a value of $2.2 million at December 27, 2015 and $2.3 million at June 28, 2015, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Service cost	$13	$16	$3	$3
Interest cost	1,076	1,043	22	29
Expected return on plan assets	(1,352)	(1,544)	—	—
Amortization of prior service cost (credit)	3	3	(188)	(191)
Amortization of unrecognized net loss	599	694	151	174
Net periodic benefit cost	$339	$212	$(12)	$15

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Service cost	$25	$32	$6	$7
Interest cost	2,152	2,086	43	57
Expected return on plan assets	(2,703)	(3,087)	—	—
Amortization of prior service cost (credit)	6	6	(375)	(382)
Amortization of unrecognized net loss	1,198	1,387	302	347
Net periodic benefit cost	$678	$424	$(24)	$29

No contributions were made to the Qualified Pension Plan during the six month periods ended December 27, 2015 or December 28, 2014. Voluntary contributions of $3.0 million are anticipated to be made during the remainder of fiscal 2016.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Six Months Ended December 27, 2015
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2015	$8,221	$18,638	$26,859
Other comprehensive loss before reclassifications	3,355	—	3,355
Income tax	—	—	—
Net other comprehensive loss before reclassifications	3,355	—	3,355
Reclassifications:
Prior service credits (A)	—	376	376
Actuarial gains (A)	—	(1,530)	(1,530)
Total reclassifications before tax	—	(1,154)	(1,154)
Income tax	—	426	426
Net reclassifications	—	(728)	(728)
Other comprehensive loss (income)	3,355	(728)	2,627
Other comprehensive loss attributable to non-controlling interest	190	—	190
Balance, December 27, 2015	$11,386	$17,910	$29,296

	Six Months Ended December 28, 2014
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 29, 2014	$3,411	$16,787	$20,198
Other comprehensive loss before reclassifications	3,442	—	3,442
Income tax	—	—	—
Net other comprehensive loss before reclassifications	3,442	—	3,442
Reclassifications:
Prior service credits (A)	—	376	376
Unrecognized net loss (A)	—	(1,734)	(1,734)
Total reclassifications before tax	—	(1,358)	(1,358)
Income tax	—	502	502
Net reclassifications	—	(856)	(856)
Other comprehensive loss (income)	3,442	(856)	2,586
Other comprehensive loss attributable to non-controlling interest	222	—	222
Balance, December 28, 2014	$6,631	$15,931	$22,562

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

Outlook

During the first six months of fiscal year 2016, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by lower gas prices. If gas prices continue to remain low over the next six months, we anticipate this consumer buying trend to continue through the remainder of the 2016 fiscal year.

Analysis of Results of Operations

Three months ended December 27, 2015 compared to the three months ended December 28, 2014

	Three Months Ended
	December 27, 2015	December 28, 2014
Net Sales (in millions)	$102.5	$102.0

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 27, 2015	December 28, 2014
Fiat Chrysler Automobiles	$31.8	$32.8
General Motors Company	20.7	23.7
Ford Motor Company	14.1	11.6
Tier 1 Customers	15.7	17.1
Commercial and Other OEM Customers	11.5	8.9
Hyundai / Kia	8.7	7.9
	$102.5	$102.0

The sales to Fiat Chrysler Automobiles in the current year quarter decreased slightly due to lower customer vehicle production volume and content on vehicles for which we supply components. The decrease in sales to General Motors Company in the current year quarter was attributed to incremental service parts sales of $6 million shipped in the prior year quarter, which incremental sales did not continue during the current year quarter ended December 27, 2015. Increased sales to Ford Motor Company in the current year quarter were attributed to increased product content on locksets and latches, in particular related to the new F-150 pick-up truck for which we supply components.  Sales to Tier 1 Customers during the current year quarter decreased in comparison to the prior year quarter.  These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls, that we have developed in recent years to complement our historic core business of locks and keys.  The increase in sales to Hyundai / Kia in the current year quarter was principally due to higher levels of sales on the Kia Sedona minivan for which we supply components.

	Three Months Ended
	December 27, 2015	December 28, 2014
Cost of Goods Sold (in millions)	$83.9	$83.5

Direct material costs are the most significant component of our cost of goods sold and comprised $57.0 million or 67.9 percent of cost of goods sold in the current year quarter compared to $55.7 million or 66.7 percent of cost of goods sold in the prior year quarter. The increase in material costs of $1.3 million or 2.3 percent and the increase in material costs as a percentage of cost of goods sold between these quarterly periods was due to a less favorable product mix in the current year quarter as compared to the prior year quarter. The prior year quarter included increased sales of service parts to General Motors Company, as discussed above, which typically have lower material cost percentages as compared to parts sold for new vehicle programs.

The remaining components of cost of goods sold consist of labor and overhead costs which decreased $900,000 or 3.2 percent in the current year quarter as compared to the prior year quarter. Reductions in current quarter labor and overhead costs, including a decrease of $680,000 in expense provisions for the accrual of bonuses under our incentive bonus plans, a reduction of approximately $2.4 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate, and a lump sum bonus totaling $311,000 paid to our Milwaukee represented hourly workers during the prior year quarter resulting from the ratification of a new 4-year labor contract, which impacts were mostly offset by higher depreciation expense, higher repair and maintenance expense, and increased labor costs associated with a less favorable product sales mix in the current year quarter. The average U.S. dollar / Mexican peso exchange rate increased to approximately 16.73 pesos to the dollar in the current year quarter from approximately 13.82 pesos to the dollar in the prior year quarter.

	Three Months Ended
	December 27, 2015	December 28, 2014
Gross Profit (in millions)	$18.6	$18.5
Gross Profit as a percentage of net sales	18.2%	18.1%

Gross profit and gross profit as a percentage of net sales in the current year quarter were consistent with the prior year quarter as a result of overall sales and cost of goods sold being consistent between periods as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	December 27, 2015	December 28, 2014
Expenses (in millions)	$11.2	$10.5
Expenses as a percentage of net sales	10.9%	10.3%

Engineering, selling and administrative expenses increased approximately $700,000 between periods. The increase in these costs in the current year quarter as compared to the prior year quarter was due to higher selling and engineering costs associated with current product programs as well as new product programs under development, which increased costs were partially offset by reduced expense provisions for the accrual of bonuses under our incentive bonus plans during the current year period over the prior year period.

Income from operations in the current year quarter was $7.4 million compared to $8.0 million in the prior year quarter. This reduction was the result of an increase in engineering, selling and administrative expenses in the current year quarter as compared to the prior year quarter as discussed above.

The equity (loss) income of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	December 27, 2015	December 28, 2014
Vehicle Access Systems Technology LLC	$345	$142
STRATTEC Advanced Logic, LLC	(367)	(263)
	$(22)	$(121)

VAST LLC’s operations in both China and Brazil were negatively impacted during the current year quarter by both a slow-down in automotive sales and impacts of foreign currency as it relates to purchases of components outside of their local markets. We anticipate VAST do Brasil will require a capital contribution of approximately $600,000 collectively by all VAST partners to fund operations during the remainder of fiscal 2016. STRATTEC’s portion of the capital contributions is anticipated to be $200,000.

STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. Notwithstanding the existence of the SAL Credit Facility described herein, as a result of STRATTEC’s guaranty of such credit facility and as a result of borrowing limitations imposed by the bank under such credit facility, even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and the guaranty of the SAL Credit Facility. Therefore, effective with our fiscal 2015 fourth quarter, STRATTEC began recognizing 100 percent of the losses of SAL LLC. In addition, the following loss was included in our current quarter equity loss of joint ventures for SAL LLC (thousands of dollars):

Loss on Guaranty of SAL LLC Credit Facility	$24

SAL LLC has a $1.5 million revolving credit facility with BMO Harris Bank N.A., which is fully guaranteed by STRATTEC. As of December 27, 2015, STRATTEC had a recorded liability equal to the estimated fair value of the guarantee of $1.1 million, which amount is equal to outstanding borrowings on the SAL LLC credit facility as of December 27, 2015. STRATTEC’s proportionate share of the guarantee, based on our ownership percentage in SAL LLC, totals $561,000, and accordingly we have increased our investment in SAL LLC as of December 27, 2015 by this amount. Our joint venture partner did not guarantee their proportionate share of the SAL LLC credit facility. As a result, STRATTEC recorded a loss equal to our partner’s proportionate share of the guarantee based on their ownership interest in the joint venture of $24,000 in the current quarter, $27,000 in our fiscal quarter ended September 27, 2015, and $488,000 in our fiscal quarter ended June 28, 2015.

Included in other income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 27, 2015	December 28, 2014
Foreign Currency Transaction Gain	$364	$1,635
Unrealized Gain on Peso Forward Contracts	29	—
Realized Loss on Peso Forward Contracts	(178)	—
Rabbi Trust Gain	60	45
Other	75	143
	$350	$1,823

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

Our effective tax rate was 32.5 percent for the current year quarter. Our effective tax rate for our fiscal year ended June 28, 2015, before the impact of a net reduction in our liability for unrecognized tax benefits was 30.2 percent. The increase in our current year quarter effective tax rate from our fiscal 2015 effective tax rate was the result of the impact of the non-controlling interest portion of our pre-tax income during each period.

Six months ended December 27, 2015 compared to the six months ended December 28, 2014

	Six Months Ended
	December 27, 2015	December 28, 2014
Net Sales (in millions)	$199.0	$224.2

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 27, 2015	December 28, 2014
Fiat Chrysler Automobiles	$60.3	$64.8
General Motors Company	39.5	68.6
Ford Motor Company	27.7	23.4
Tier 1 Customers	33.4	34.0
Commercial and Other OEM Customers	22.5	18.0
Hyundai / Kia	15.6	15.4
	$199.0	$224.2

The decreased sales to Fiat Chrysler Automobiles in the current year period were due to lower customer vehicle production volume, primarily on the Dodge and Chrysler Minivans, and lower content on vehicles for which we supply components. The decrease in sales to General Motors Company in the current year period was attributed to incremental service parts sales of $34 million shipped in the prior year period for parts used to support a recall campaign, which incremental sales did not continue during the current year to date period ended December 27, 2015. Increased sales to Ford Motor Company in the current year period were attributed to increased product content on locksets and latches, in particular for the new F-150 pick-up truck for which we supply components.  Sales to Tier 1 Customers during the current year period decreased slightly in comparison to the prior year period.  These customers represent purchasers of vehicle access control products, such as latches, fobs, and driver controls, that we have developed in recent years to complement our historic core business of locks and keys.  The increase in sales to Hyundai / Kia in the current year period was principally due to higher levels of sales on the Kia Sedona minivan for which we supply components.

	Six Months Ended
	December 27, 2015	December 28, 2014
Cost of Goods Sold (in millions)	$163.9	$177.7

Direct material costs are the most significant component of our cost of goods sold and comprised $110.3 million or 67.3 percent of cost of goods sold in the current year period compared to $115.8 million or 65.2 percent of cost of goods sold in the prior year period. The reduction in material costs of $5.5 million or 4.7 percent between these six month periods was due to reduced sales volumes in the current year period over the prior year period as discussed above. The increase in material costs as a percent of cost of goods sold is the result of reduced sales of service parts to General Motors Company as discussed above, which typically have lower material cost percentages as compared to parts sold for new vehicle production.

The remaining components of cost of goods sold consist of labor and overhead costs which decreased $8.4 million or 13.5 percent in the current year period as compared to the prior year period as the variable portion of these costs decreased due to the reduction in sales volumes between six month periods. Also impacting the reduction in labor and overhead costs in the current year period as compared to the prior year period was a decrease of $4.0 million in expense provisions for the accrual of bonuses under our incentive bonus plans, a reduction of approximately $4.8 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate, and a lump sum bonus totaling $311,000 paid to our Milwaukee represented hourly workers during the prior year period resulting from the ratification of a new 4-year labor contract, which impacts were partially offset by the benefits of a more favorable absorption of the fixed portion of our labor and overhead costs during our prior year period due to the higher sales volumes in the prior year period and higher depreciation expense, higher repair and maintenance costs, and increased labor costs associated with a less favorable product mix in the current period as compared to the prior year period. The average U.S. dollar / Mexican peso exchange rate increased to approximately 16.55 pesos to the dollar in the current year period from approximately 13.48 pesos to the dollar in the prior year period.

	Six Months Ended
	December 27, 2015	December 28, 2014
Gross Profit (in millions)	$35.1	$46.5
Gross Profit as a percentage of net sales	17.6%	20.7%

The reduction in gross profit in the current year period as compared to the prior year period was the result of the reduction in sales and a less favorable product mix, partially offset by the reduction in cost of goods sold as discussed above. The reduction in gross profit as a percentage of net sales in the current year period as compared to the prior year period was the result of reduced sales of service parts related to the General Motors customer recall campaign noted above, which typically have higher gross profit margins as compared to gross profit margins on parts sold for new vehicle production, and reduced customer production volumes resulting in less favorable absorption of our fixed manufacturing costs. These unfavorable impacts to the gross profit margin as a percentage of net sales were partially offset by a decrease in expense provisions for the accrual of bonuses under our incentive bonus plans, a reduction in the U.S. dollar value of the cost of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate, and a lump sum bonus paid to our Milwaukee represented hourly workers during the prior year quarter resulting from the ratification of a new 4-year labor contract, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Six Months Ended
	December 27, 2015	December 28, 2014
Expenses (in millions)	$21.8	$23.7
Expenses as a percentage of net sales	10.9%	10.6%

Engineering, selling and administrative expenses decreased approximately $1.9 million between periods. The reduction in these costs in the current year period as compared to the prior year period was due to reduced expense provisions for the accrual of bonuses under our incentive bonus plans, partially offset by to higher selling and engineering costs associated with current product programs as well as new product programs under development.

Income from operations in the current year period was $13.3 million compared to $22.8 million in the prior year period. This reduction was the result of decreased sales and reduced gross profit margins in the current year period as compared to the prior year period, partially offset by a reduction in engineering, selling and administrative expenses, all as discussed above.

The equity (loss) income of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Six Months Ended
	December 27, 2015	December 28, 2014
Vehicle Access Systems Technology LLC	$478	$518
STRATTEC Advanced Logic, LLC	(793)	(449)
	$(315)	$69

VAST LLC’s operations in both China and Brazil were negatively impacted during the current year period by both a slow-down in automotive sales and impacts of foreign currency as it relates to purchases of components outside of their local markets. We anticipate VAST do Brasil will require a capital contribution of approximately $600,000 collectively by all VAST partners to fund operations during the remainder of fiscal 2016. STRATTEC’s portion of the capital contributions is anticipated to be $200,000.

STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. Notwithstanding the existence of the SAL Credit Facility described herein, as a result of STRATTEC’s guaranty of such credit facility and as a result of borrowing limitations imposed by the bank under such credit facility, even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and the guaranty of the SAL Credit Facility. Therefore, effective with our fiscal 2015 fourth quarter, STRATTEC began recognizing 100 percent of the losses of SAL LLC. In addition, the following losses were included in our current year period equity loss of joint ventures for SAL LLC (thousands of dollars):

Loss on Loan to SAL LLC	$150
Loss on Guaranty of SAL LLC Credit Facility	$51

During the current year period, a loan in the amount of $150,000 was made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. A valuation reserve of $150,000 was recorded related to this loan. As of December 27, 2015, the outstanding loan amount from STRATTEC to SAL LLC totaled $250,000. The related valuation allowance related to this loan also totaled $250,000.

SAL LLC has a $1.5 million revolving credit facility with BMO Harris Bank N.A., which is fully guaranteed by STRATTEC. As of December 27, 2015, STRATTEC had a recorded liability equal to the estimated fair value of the guarantee of $1.1 million, which amount is equal to outstanding borrowings on the SAL LLC credit facility as of December 27, 2015. STRATTEC’s proportionate share of the guarantee, based on our ownership percentage in SAL LLC, totals $561,000, and accordingly we have increased our investment in SAL LLC as of December 27, 2015 by this amount. Our joint venture partner did not guarantee their proportionate share of the SAL LLC credit facility. As a result, STRATTEC recorded a loss equal to our partner’s proportionate share of the guarantee based on their ownership interest in the joint venture of $51,000 in the six month period ended December 27, 2015 and $488,000 in our fiscal quarter ended June 28, 2015.

Included in other income, net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	December 27, 2015	December 28, 2014
Foreign Currency Transaction Gain	$1,321	$2,421
Unrealized Loss on Peso Forward Contracts	(867)	—
Realized Loss on Peso Forward Contracts	(178)	—
Rabbi Trust (Loss) Gain	(104)	18
Other	146	172
	$318	$2,611

Foreign currency transaction gains during the current year period resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 32.1 percent for the current year period. Our effective tax rate for our fiscal year ended June 28, 2015, before the impact of a net reduction in our liability for unrecognized tax benefits was 30.2 percent. The increase in our current year period effective tax rate from our fiscal 2015 effective tax rate was the result of the impact of the non-controlling interest portion of our pre-tax income during each period.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 27, 2015 was as follows (in millions):

Fiat Chrysler Automobiles	$18.2
General Motors Company	$12.6
Ford Motor Company	$7.0

Cash Balances in Mexico

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of December 27, 2015, $10.2 million of our $17.9 million cash and cash equivalents balance was deemed to be permanently reinvested in Mexico. A portion of our cash balances in Mexico will be used for future capital expenditures and a future plant expansion in Mexico as discussed herein. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash Flow Analysis

	Six Months Ended
	December 27, 2015	December 28, 2014
Cash Flows from (in millions):
Operating Activities	$3.2	$17.7
Investing Activities	$(8.5)	$(17.6)
Financing Activities	$(1.9)	$(0.02)

Net cash provided by operating activities was $3.2 million during the current year period compared to $17.7 million during the prior year period. The change in operating cash flow between periods was due to a reduction in our operating profit in the current year period as compared to the prior year period, as discussed above under Analysis of Results of Operations, and an increase in working capital requirements in the current year period as compared to the prior year period. The change in our working capital requirements between periods was the result of an increase in accounts receivable balances during the current year period of $2.1 million compared to a reduction in accounts receivable balances during the prior year period of $6.8 million. Accounts receivable balances as of the beginning of the prior year period were increased as a result of the impact of $11 million in incremental service parts sales in support of a General Motors recall campaign during our quarter ended June 29, 2014, which balances were collected as of the end of the prior year period.

Significant cash payments impacting net cash provided by operating activities during both the current year period and prior year period included cash payments made under our incentive bonus plans and cash payments for Federal, state and foreign income taxes.  Cash payments under our incentive bonus plans totaled $5.2 million in the current year period compared to $7.3 million during the prior year period. Cash payments made for Federal, state and foreign income taxes totaled $2.4 million during the current year period compared to $10.2 million during the prior year period. Additionally, a $6 million payment was made during the current year period to settle certain accrued customer price concessions and related warranty matters.

Net cash used by investing activities of $8.5 million during the current year period and $17.6 million during the prior year period included capital expenditures of $8.1 million and $17.0 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Prior year period capital expenditures of $2.1 million and $4.5 million were also made for the purchase of additional facilities in Juarez, Mexico and Auburn Hills, Michigan, respectively. Net cash used by investing activities during the current year period also included a $150,000 loan to our joint venture, STRATTEC Advanced Logic LLC, in support of operating expenses and working capital needs as well as a cash capital contribution of $220,000 to our joint venture, VAST LLC, for purposes of funding operations in Brazil. Net cash used by investing activities during the prior year period also included a $384,000 cash capital contribution to our joint venture, VAST LLC, for purposes of funding operating expenses and a $215,000 loan to our joint venture, VAST LLC, in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and in support of funding operating costs of the Brazil entity.

Net cash used in financing activities during the current year period of $1.9 million included repayments of borrowings under credit facilities of $5.5 million, $932,000 of regular quarterly dividend payments to shareholders and $1.6 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by $5.5 million of additional borrowings under credit facilities and $584,000 of proceeds received from stock option exercises and related excess tax benefits. Net cash used in financing activities of $22,000 during the prior year period included $854,000 of regular quarterly dividend payments to shareholders, $882,000 of dividend payments to non-controlling interests in our subsidiaries and $500,000 of repayments of borrowings under credit facilities, partially offset by $1.5 million of additional borrowings under credit facilities and $714,000 of proceeds received from stock option exercises and related excess tax benefits.

VAST LLC Cash Requirements

No cash capital contributions were made to VAST LLC during the current year period or the prior year period. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover each businesses’ future operating and capital requirements. VAST do Brasil, due to economic conditions in Brazil, will likely require additional capital contributions of $600,000 in the aggregate by all VAST partners to fund operations during the remainder of fiscal year 2016.  STRATTEC’s portion of the capital contributions is anticipated to be $200,000.

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

Future Capital Expenditures

We anticipate capital expenditures will be approximately $19 million to $20 million in fiscal 2016 in support of requirements for new product programs, the upgrade and replacement of existing equipment, and our portion of the purchase of land by ADAC-STRATTEC de Mexico (ASdM) for the construction of a new facility in the mid-Mexico area. Capital expenditures totaled $8.1 million for the six month period ended December 27, 2015. On January 20, 2016, ASdM, a wholly owned subsidiary of ADAC-STRATTEC LLC which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, signed a “Letter of Intent” to purchase land in Leon, Mexico. ASdM intends to construct a new manufacturing facility on this land in the mid-Mexico area. This facility is expected to be used primarily to paint and assemble door handle products. Currently, the ADAC-STRATTEC LLC joint venture has net sales of approximately $60 million. With newly awarded customer business, we anticipate net sales will increase to approximately $120 million within the next two years. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $20 million. We anticipate financing the required capital expenditures through a combination of partner capital contributions, bank loans, and current operating cash flow.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at December 27, 2015. A total of 3,655,322 shares have been repurchased over the life of the program through December 27, 2015, at a cost of approximately $136.4 million. No shares were repurchased during the six month periods ended December 27, 2015 or December 28, 2014. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2016.

Credit Facilities

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $10 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A, which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2018. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $7.5 million at December 27, 2015 and $7 million at June 28, 2015. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $3.6 million and 1.2 percent, respectively, during the six months ended December 27, 2015. There were no borrowings under the STRATTEC Credit facility during the six months ended December 28, 2014. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $2.5 million at December 27, 2015 and $3.0 million at June 28, 2015. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $3.1 million and 1.3 percent, respectively, during the six months ended December 27, 2015. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $3.8 million and 1.2 percent, respectively, during the six months ended December 28, 2014.

STRATTEC Advanced Logic LLC (“SAL LLC”) has a $1.5 million revolving credit facility (the “SAL Credit Facility’) with BMO Harris Bank N.A., which is fully guaranteed by STRATTEC. Interest on borrowings under the SAL Credit Facility is at varying rates based, at SAL LLC’s option, on LIBOR plus 1.0 percent or the bank’s prime rate. The SAL Credit Facility currently has a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of December 27, 2015 totaled $1.1 million. As of December 27, 2015, STRATTEC had a recorded liability related to its guarantee of $1.1 million, which amount is equal to the estimated fair value of its guarantee of this credit facility as of December 27, 2015.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due under the Westinghouse agreement. As of December 27, 2015, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the agreement and the estimated fair value of the guarantee as of December 27, 2015

Inflation and Other Changes in Prices

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

Effective April 30, 2015, VAST LLC executed an agreement to become a 50:50 joint venture partner with Minda Management Services Limited an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”).  VAST acquired a fifty percent equity interest in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India, for approximately $12 million.  This joint venture entity was renamed Minda-VAST Access Systems (“Minda-VAST”). The portion of the purchase price paid by each VAST LLC partner, STRATTEC, WITTE and ADAC, totaled $4 million during fiscal 2015. Minda-VAST has operations in Pune and Delhi and is expected to have annual sales of approximately $40 million during our fiscal year 2016. Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India.  They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket.

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $478,000 during the six months ended December 27, 2015 and approximately $518,000 during the six months ended December 28, 2014. During the six months ended December 27, 2015, capital contributions totaling $660,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $220,000. During the six months ended December 28, 2014 capital contributions totaling $384,000 were made to VAST LLC by each partner in support of operating expenses. During the six months ended December 28, 2014, a loan was made by each partner, STRATTEC, WIITE and ADAC, to VAST LLC totaling $215,000 for each partner in order to support VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and to fund the operating costs of the Brazilian entity.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.4 during the six months ended December 27, 2015 and approximately $1.1 million during the six months ended December 28, 2014.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $389,000 during the six months ended December 27, 2015 and increased net income of approximately $1.0 million during the six months ended December 28, 2014.

STRATTEC Advanced Logic, LLC (“SAL LLC”), was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SPA was 51 percent owned by STRATTEC for all periods presented in this report. The initial capitalization of SAL LLC totaled $1.5 million. STRATTEC’s portion of the initial capitalization totaled $765,000. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in an equity loss of joint ventures to STRATTEC of approximately $793,000 during the six months ended December 27, 2015 and approximately $449,000 during the six months ended December 28, 2014. Notwithstanding the existence of the SAL Credit Facility described herein, as a result of STRATTEC's guaranty of such credit facility and as a result of borrowing limitations imposed by the bank under such credit facility, even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made by STRATTEC through loans. Therefore, STRATTEC began recognizing 100 percent of the losses of SAL LLC through Equity (Loss) Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income as of our fiscal 2015 fourth quarter. In addition, the following losses were included in our Equity (Loss) Earnings of Joint Ventures for SL LLC for the six months ended December 27, 2015 (thousands of dollars):

Loss on Loan to SAL LLC	$150
Loss on Guarantee of SAL LLC Credit Facility	$51

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

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At December 27, 2015, we had $10 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the six months ended December 27, 2015 was $44,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency: We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  As of December 27, 2015, we have executed contracts with Bank of Montreal that provide for bi-weekly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. The current peso currency forward contracts include settlement dates that began on October 16, 2015 and end on June 15, 2017. No forward contracts were in place during fiscal 2015 or outstanding as of June 28, 2015. Additional contracts were entered into subsequent to December 27, 2015. Refer to Subsequent Event in Noted to Condensed Consolidated Financial Statements included herein. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income, net.

The following table quantifies the outstanding Mexican peso forward contracts as of December 27, 2015 (thousands of dollars, except average forward contract exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 5, 2016 - June 21, 2016	$9,000	16.00	$(714)
Buy MXP/Sell USD	July 15, 2016 - June 15, 2017	$12,000	17.51	$(153)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	December 27, 2015	June 28, 2015
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$867	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Not Designated as Hedging Instruments:
Realized Loss	$(178)	$—	$(178)	$—
Unrealized Gain (Loss)	$29	$—	$(867)	$—

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 27, 2015, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 27, 2015.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 4, 2016	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)