Form 10-Q
period 2016-03-27
STRATTEC SECURITY CORP
filed 2016-05-05
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

or

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

Common stock, par value $0.01 per share: 3,565,116 shares outstanding as of March 28, 2016 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 27, 2016

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net sales	$94,048	$88,817	$293,072	$313,049
Cost of goods sold	79,527	73,066	243,442	250,789
Gross profit	14,521	15,751	49,630	62,260
Engineering, selling and administrative expenses	10,680	9,847	32,450	33,524
Income from operations	3,841	5,904	17,180	28,736
Interest income	4	61	19	126
Equity loss of joint ventures	(171)	(207)	(486)	(138)
Interest expense	(51)	(17)	(95)	(39)
Other income, net	244	698	562	3,309
Income before provision for income taxes and non-controlling interest	3,867	6,439	17,180	31,994
Provision for income taxes	589	1,064	4,857	9,378
Net income	3,278	5,375	12,323	22,616
Net income attributable to non-controlling interest	1,389	999	3,758	3,162
Net income attributable to STRATTEC SECURITY CORPORATION	$1,889	$4,376	$8,565	$19,454

Comprehensive Income:
Net income	$3,278	$5,375	$12,323	$22,616
Pension and postretirement plans, net of tax	362	427	1,090	1,283
Currency translation adjustments	(784)	(1,242)	(4,139)	(4,684)
Other comprehensive loss, net of tax	(422)	(815)	(3,049)	(3,401)
Comprehensive income	2,856	4,560	9,274	19,215
Comprehensive income attributable to non-controlling interest	1,357	935	3,536	2,876
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$1,499	$3,625	$5,738	$16,339

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.53	$1.23	$2.39	$5.47
Diluted	$0.52	$1.20	$2.35	$5.33

Average shares outstanding:
Basic	3,565	3,520	3,557	3,511
Diluted	3,619	3,603	3,620	3,603

Cash dividends declared per share	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	March 27, 2016	June 28, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,158	$25,695
Receivables, net	55,606	58,807
Inventories:
Finished products	11,487	11,358
Work in process	8,990	7,746
Purchased materials	24,106	17,982
Excess and obsolete reserve	(2,870)	(2,300)
Inventories, net	41,713	34,786
Other current assets	19,908	18,873
Total current assets	140,385	138,161
Investment in joint ventures	15,365	15,326
Other long-term assets	14,527	10,816
Property, plant and equipment	207,413	194,567
Less: accumulated depreciation	(130,404)	(123,441)
Net property, plant and equipment	77,009	71,126
	$247,286	$235,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,400	$27,838
Accrued Liabilities:
Payroll and benefits	12,501	16,107
Environmental	1,367	1,383
Warranty	9,425	11,835
Other	7,414	7,572
Total current liabilities	60,107	64,735
Deferred income taxes	5,077	4,595
Borrowings under credit facility	18,000	10,000
Accrued pension obligations	1,407	1,331
Accrued postretirement obligations	1,396	1,657
Other long-term liabilities	731	710
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,188,363 issued shares at March 27, 2016 and 7,151,154 issued shares at June 28, 2015	71	71
Capital in excess of par value	91,399	89,560
Retained earnings	220,610	213,442
Accumulated other comprehensive loss	(29,686)	(26,859)
Less: treasury stock, at cost (3,623,247 shares at March 27, 2016 and 3,624,454 shares at June 28, 2015)	(135,883)	(135,902)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	146,511	140,312
Non-controlling interest	14,057	12,089
Total shareholders’ equity	160,568	152,401
	$247,286	$235,429

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	March 27, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,323	$22,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,603	6,467
Foreign currency transaction gain	(1,795)	(3,004)
Unrealized loss on peso forward contracts	600	—
Stock based compensation expense	1,247	1,013
Equity loss of joint ventures	486	138
Change in operating assets and liabilities:
Receivables	2,936	5,997
Inventories	(6,927)	(5,333)
Other assets	(3,348)	1,478
Accounts payable and accrued liabilities	(4,663)	(5,949)
Other, net	(44)	172
Net cash provided by operating activities	8,418	23,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(1,720)	(384)
Loan to joint ventures	(150)	(215)
Purchase of property, plant and equipment	(14,339)	(21,651)
Proceeds received on sale of property, plant, and equipment	76	—
Net cash used in investing activities	(16,133)	(22,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	20,500	9,000
Repayments of borrowings under credit facility	(12,500)	(500)
Dividends paid to non-controlling interests of subsidiaries	(1,568)	(882)
Dividends paid	(1,397)	(1,282)
Exercise of stock options and employee stock purchases	609	734
Net cash provided by financing activities	5,644	7,070
Foreign currency impact on cash	(466)	(136)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,537)	8,279

CASH AND CASH EQUIVALENTS
Beginning of period	25,695	19,756
End of period	$23,158	$28,035
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,014	$12,345
Interest	$80	$28
Non-cash investing activities:
Change in capital expenditures in accounts payable	$402	$425
Guarantee of joint venture revolving credit facility	$505	$750

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of March 27, 2016 and June 28, 2015, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

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

In February 2015, the FASB issued an update to the accounting guidance that amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The update is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this pronouncement has not had a material impact on our condensed consolidated financial statements.

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

In February 2016, the FASB issued an update to an accounting guidance for leases. The update increases the transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We are currently assessing the impact that this guidance will have on our condensed consolidated financial statements.

In March 2016, the FASB issued an update to an accounting guidance for share-based payments. The update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of such items in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. We are currently assessing the impact that this guidance will have on our condensed consolidated financial statements.

Subsequent Event

Effective April 27, 2016, the ADAC STRATTEC Credit Facility, as discussed under Credit Facilities and Guarantees herein, was amended to increase available borrowings under the facility from $10 million to $20 million. The amended credit facility expires August 1, 2019. Under the terms of the amended credit agreement, a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC is required to be completed by September 30, 2016. STRATTEC’s portion of the required capital contribution will be $3.06 million.

Derivative Instruments

We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  As of March 27, 2016, we have executed contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. The current peso currency forward contracts include settlement dates that began on October 16, 2015 and end on June 15, 2017. No forward contracts were in place during fiscal 2015 or outstanding as of June 28, 2015. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income, net.

The following table quantifies the outstanding Mexican peso forward contracts as of March 27, 2016 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 5, 2016 - June 21, 2016	$4,500	16.00	$(436)
Buy MXP/Sell USD	July 15, 2016 - June 15, 2017	$24,000	17.95	$(164)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	March 27, 2016	June 28, 2015
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$600	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Not Designated as Hedging Instruments:
Realized Loss	$(526)	$—	$(704)	$—
Unrealized Gain (Loss)	$267	$—	$(600)	$—

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of March 27, 2016 and June 28, 2015. Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2016 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$332	$—	$—
Mid Cap	340	—	—
Large Cap	480	—	—
International	380	—	—
Fixed Income Funds	683	—	—
Cash and Cash Equivalents	—	5	—
Total Assets at Fair Value	$2,215	$5	$—

Liabilities:
Mexican Peso Forward Contracts	$—	$600	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the two currencies. There were no transfers between Level 1 and Level 2 assets during the nine month period ended March 27, 2016.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net Sales	$28,001	$30,025	$85,751	$96,686
Cost of Goods Sold	23,125	25,498	70,536	82,050
Gross Profit	4,876	4,527	15,215	14,636
Engineering, Selling and Administrative Expenses	3,991	3,686	12,107	12,474
Income From Operations	885	841	3,108	2,162
Other (Expense) Income, net	(104)	170	(566)	826
Income before Provision for Income taxes	781	1,011	2,542	2,988
Provision for Income Taxes	109	94	420	529
Net Income	$672	$917	$2,122	$2,459
STRATTEC’s Share of VAST LLC Net Income	$224	$306	$707	$820
Intercompany Profit Elimination	(13)	(5)	(18)	(1)
STRATTEC’s Equity Earnings of VAST LLC	$211	$301	$689	$819

During 2013, we acquired a 51% ownership interest in a newly formed joint venture company, SAL LLC, which was formed to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC had a $1.5 million revolving credit facility (the “SAL Credit Facility”) with BMO Harris Bank N.A., which was fully guaranteed by STRATTEC. The SAL Credit Facility had a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of February 16, 2016 and June 28, 2015 totaled $1.5 million and $995,000, respectively. SAL LLC did not have cash available to pay the outstanding debt balance as of the maturity date. Therefore, STRATTEC made a payment of $1.5 million on its guarantee on February 16, 2016. SAL LLC is considered a variable interest entity based on the STRATTEC guarantee. STRATTEC is not the primary beneficiary and does not control the entity. Accordingly, our investment in SAL LLC is accounted for using the equity method. Prior to making the guarantee payment, STRATTEC had a recorded liability related to the guarantee of $1.5 million and $995,000 at February 16, 2016 and June 28, 2015, respectively, which amounts were equal to the estimated fair value of the guarantee as of these dates. As of June 28, 2015, the guarantee liability was included in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets. STRATTEC’s proportionate share of the guarantee based on our ownership percentage in SAL LLC totaled $765,000 and $507,000, respectively, as of February 16, 2016 and June 28, 2015, and accordingly, our investment in SAL LLC included these amounts as of these dates. Our joint venture partner did not guarantee their proportionate share of the SAL Credit Facility. As a result, we recorded a loss equal to our partner’s proportionate share of the fair value of the STRATTEC guarantee based upon our partner’s ownership interest in the joint venture of $488,000 during fiscal 2015 and $247,000 during the nine months ended March 27, 2016.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. Payments due Westinghouse under the license agreement were guaranteed by STRATTEC. As of March 27, 2016 and June 28, 2015, STRATTEC has a recorded liability equal to the estimated fair value of the future payments due under this guarantee of $250,000. The liability is included in Other Long-term Liabilities in the accompanying Condensed Consolidated Balance Sheets. STRATTEC’s proportionate share of the guarantee of these payments based on our ownership percentage in SAL LLC totals $127,000, and accordingly, our investment in SAL LLC as of March 27, 2016 and June 28, 2015 included this amount. Our joint venture partner did not guarantee their proportionate share of the payments required under the license agreement. As a result, we recorded a loss of $123,000 during the fourth quarter of fiscal 2015 which was equal to our partner’s proportionate share, based upon their ownership interest in the joint venture, of the fair value of the STRATTEC guarantee.

During fiscal 2015 and during the nine months ended March 27, 2016, loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $250,000 and $100,000 as of March 27, 2016 and June 28, 2015, respectively. A valuation reserve of $250,000 and $100,000 was recorded on STRATTEC’s financial statements as of March 27, 2016 and June 28, 2015, respectively, in connection with these loans. The corresponding loss related to this valuation reserve was included in Equity (Loss) Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income in each respective period.

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

The following are summarized statements of operations for SAL, LLC (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net Sales	$381	$—	$506	$—
Cost of Goods Sold	206	—	301	—
Gross Profit	175	—	205	—
Engineering, Selling and Administrative Expenses	352	277	956	1,157
Loss From Operations	(177)	(277)	(751)	(1,157)
Other Expense, net	(9)	(1)	(27)	(1)
Net Loss	$(186)	$(278)	$(778)	$(1,158)
STRATTEC’s Share of Equity Loss of SAL LLC	$(186)	$(141)	$(778)	$(590)
Loss on Loan to SAL LLC	—	—	(150)	—
Loss on SAL LLC Credit Facility Guarantee	(196)	(367)	(247)	(367)
STRATTEC’s Equity Loss of SAL LLC	$(382)	$(508)	$(1,175)	$(957)

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Sales to VAST LLC	$—	$879	$210	$1,650
Sales to SAL, LLC	$99	$30	$143	$52
Purchases from VAST LLC	$50	$41	$113	$121
Expenses Charged to VAST LLC	$392	$286	$803	$690
Expenses Charged from VAST LLC	$353	$406	$1,150	$1,346

Warranty

We have a warranty liability recorded related to our known and potential exposure to warranty claims in the event our products fail to perform as expected, and in the event we may be required to participate in the repair costs incurred by our customers for such products. During the nine month period ended March 27, 2016, the warranty liability was reduced by approximately $2.05 million as a result of the settlement of a previously accrued customer warranty issue.

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. As of March 27, 2016, ADAC-STRATTEC LLC had a $10 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A. Effective April 27, 2016, the ADAC-STRATTEC Credit Facility was amended to increase the available borrowings under the credit facility from $10 million to $20 million. The ADAC-STRATTEC Credit Facility is guaranteed by STRATTEC. Refer to discussion under Subsequent Events included herein. The STRATTEC credit facility expires August 1, 2018. The amended ADAC-STRATTEC Credit Facility expires August 1, 2019. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 27, 2016, we were in compliance with all financial covenants.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	March 27, 2016	June 28, 2015
STRATTEC Credit Facility	$14,500	$7,000
ADAC-STRATTEC Credit Facility	$3,500	$3,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
STRATTEC Credit Facility	$9,670	$718	1.7%	1.2%
ADAC-STRATTEC Credit Facility	$3,104	$3,700	1.4%	1.2%

SAL LLC had a $1.5 million revolving credit facility (the “SAL Credit Facility’) with BMO Harris Bank N.A., which was fully guaranteed by STRATTEC. Interest on borrowings under the SAL Credit Facility was at varying rates based, at SAL LLC’s option, on LIBOR plus 1.0 percent or the bank’s prime rate. The SAL Credit Facility had a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of the maturity date totaled $1.5 million. SAL LLC did not have cash available to pay the outstanding debt balance as of the maturity date. Therefore, STRATTEC made a payment of $1.5 million on the guarantee on February 16, 2016.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due Westinghouse under this license agreement. As of March 27, 2016, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the license agreement and the estimated fair value of the guarantee as of March 27, 2016. See further discussion under Equity (Loss) Earnings of Joint Ventures included herein.

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

On March 17, 2016, ADAC STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, purchased land in Leon, Mexico. ASdM intends to construct a new manufacturing facility on this land in the mid-Mexico area. This facility is expected to be used primarily to paint and assemble door handle products. Currently, the ADAC-STRATTEC LLC joint venture has net sales of approximately $60 million. With newly awarded customer business, we anticipate net sales will increase to approximately $120 million within the next two years. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. We anticipate financing the required capital expenditures through a combination of partner capital contributions, bank loans, and current operating cash flow.

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, an updated analysis and estimate was obtained during fiscal 2010. As a result of this analysis, the reserve was reduced by approximately $1.1 million, to $1.5 million in 2010, to reflect the revised monitoring and remediation cost estimate. From 1995 through March 27, 2016, costs of approximately $507,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We continue to monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at March 27, 2016 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the nine month period ended March 27, 2016 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, June 28, 2015	$152,401	$140,312	$12,089
Net Income	12,323	8,565	3,758
Dividend Declared	(1,397)	(1,397)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(1,568)	—	(1,568)
Translation adjustments	(4,139)	(3,917)	(222)
Stock Based Compensation	1,247	1,247	—
Tax Benefit – Dividend Paid on Restricted Shares	2	2	—
Pension and Postretirement Adjustment, Net of tax	1,090	1,090	—
Employee Stock Purchases and Stock Option Exercises	609	609	—
Balance, March 27, 2016	$160,568	$146,511	$14,057

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

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Foreign Currency Transaction Gain	$474	$583	$1,795	$3,004
Unrealized Gain (Loss) on Peso Forward Contracts	267	—	(600)	—
Realized Loss on Peso Forward Contracts	(526)	—	(704)	—
Rabbi Trust (Loss) Gain	(20)	44	(124)	62
Other	49	71	195	243
	$244	$698	$562	$3,309

Income Taxes

The income tax provisions for the three and nine month periods ended March 27, 2016 were impacted by a larger portion of our pre-tax income being attributed to the non-controlling interest during each period as compared to the corresponding prior year periods as well as an increase in income subject to tax in foreign taxing jurisdictions, which have lower statutory rates than in the U.S. The non-controlling interest impacts the effective tax rate as the ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. Our income tax provision for the three and nine month periods ended March 29, 2015, included a reduction in our liability for unrecognized tax benefits and related interest of approximately $936,000. The nine month period ended March 27, 2016 did not include an adjustment to our liability for unrecognized tax benefits.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net Income Attributable to STRATTEC SECURITY CORPORATION	$1,889	$4,376	$8,565	$19,454
Less: Income Attributable to Participating Securities	12	53	54	244
Net Income Attributable to Common Shareholders	$1,877	$4,323	$8,511	$19,210

Basic Weighted Average Shares of Common Stock Outstanding	3,565	3,520	3,557	3,511
Incremental Shares – Stock based Compensation	54	83	63	92
Diluted Weighted Average Shares of Common Stock Outstanding	3,619	3,603	3,620	3,603

Basic Earnings Per Share	$0.53	$1.23	$2.39	$5.47
Diluted Earnings Per Share	$0.52	$1.20	$2.35	$5.33

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

As of March 27, 2016 and as of March 29, 2015, options to purchase 9,010 shares of common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of March 27, 2016, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 27, 2016 were 229,489. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified employees under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options generally vest 1 to 4 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant. Restricted shares granted have voting rights, regardless if the shares are vested or unvested. Restricted shares granted prior to August 2014 have dividend rights, regardless if the shares are vested or unvested. Commencing in August 2014 and thereafter, shares of restricted stock awarded to participants are not entitled to receive any cash dividends if they are unvested as of the record date. The restricted stock grants issued to date vest 3 to 5 years after the date of grant.

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

A summary of stock option activity under our stock incentive plan for the nine months ended March 27, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 28, 2015	163,907	$27.97
Exercised	(16,909)	$21.55
Forfeited	(2,000)	$17.59
Outstanding, March 27, 2016	144,998	$28.86	5.6	$4,594
Exercisable, March 27, 2016	103,798	$21.39	4.8	$3,932

The intrinsic value of stock options exercised and the fair value of stock options vesting during the three and nine month periods presented below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Intrinsic Value of Options Exercised	$—	$—	$529	$990
Fair Value of Stock Options Vesting	$—	$—	$331	$382

No options were granted during the nine month period ended March 27, 2016. The grant date fair value and assumptions used to determine compensation expense for the options granted during the nine month period ended March 29, 2015 were as follows:

Weighted Average Grant Date Fair Value:
Options Issued at Grant Date Market Value	n/a
Options Issued Above Grant Date Market Value	$34.93
Assumptions:
Risk Free Interest Rate	1.90%
Expected Volatility	57.83%
Expected Dividend Yield	0.62%
Expected Term (in years)	6.0

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended March 27, 2016 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 28, 2015	66,350	$45.03
Granted	28,750	$69.02
Vested	(20,300)	$23.69
Forfeited	(2,250)	$60.85
Nonvested Balance, March 27, 2016	72,550	$60.02

As of March 27, 2016, there was $221,971 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a remaining weighted average period of 0.6 years. As of March 27, 2016, there was approximately $2.1 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

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

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  We froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The foregoing amendments to the SERP did not have a material effect on our financial statements.  The Rabbi Trust assets had a value of $2.2 million at March 27, 2016 and $2.3 million at June 28, 2015, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Service cost	$13	$16	$3	$4
Interest cost	1,076	1,043	22	28
Expected return on plan assets	(1,352)	(1,543)	—	—
Amortization of prior service cost (credit)	3	2	(188)	(191)
Amortization of unrecognized net loss	599	694	151	173
Net periodic benefit cost	$339	$212	$(12)	$14

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Service cost	$38	$48	$9	$11
Interest cost	3,228	3,129	65	85
Expected return on plan assets	(4,055)	(4,630)	—	—
Amortization of prior service cost (credit)	9	8	(563)	(573)
Amortization of unrecognized net loss	1,797	2,081	453	520
Net periodic benefit cost	$1,017	$636	$(36)	$43

Voluntary contributions of $3 million were made to the Qualifies Pension Plan during the nine month period ended March 27, 2016. No contributions were made to the Qualified Pension Plan during the nine month periods ended March 29, 2015. No additional contributions are anticipated to be made during the remainder of fiscal 2016.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Nine Months Ended March 27, 2016
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2015	$8,221	$18,638	$26,859
Other comprehensive loss before reclassifications	4,139	—	4,139
Income tax	—	—	—
Net other comprehensive loss before reclassifications	4,139	—	4,139
Reclassifications:
Prior service credits (A)	—	564	564
Actuarial gains (A)	—	(2,294)	(2,294)
Total reclassifications before tax	—	(1,730)	(1,730)
Income tax	—	640	640
Net reclassifications	—	(1,090)	(1,090)
Other comprehensive loss (income)	4,139	(1,090)	3,049
Other comprehensive loss attributable to non-controlling interest	222	—	222
Balance, March 27, 2016	$12,138	$17,548	$29,686

	Nine Months Ended March 29, 2015
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 29, 2014	$3,411	$16,787	$20,198
Other comprehensive loss before reclassifications	4,684	—	4,684
Income tax	—	—	—
Net other comprehensive loss before reclassifications	4,684	—	4,684
Reclassifications:
Prior service credits (A)	—	564	564
Unrecognized net loss (A)	—	(2,601)	(2,601)
Total reclassifications before tax	—	(2,037)	(2,037)
Income tax	—	754	754
Net reclassifications	—	(1,283)	(1,283)
Other comprehensive loss (income)	4,684	(1,283)	3,401
Other comprehensive loss attributable to non-controlling interest	286	—	286
Balance, March 29, 2015	$7,809	$15,504	$23,313

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

Outlook

During the first nine months of fiscal year 2016, we continued to experience stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by lower gas prices. If gas prices continue to remain low over the next nine months, we anticipate this consumer buying trend to continue through the remainder of the 2016 calendar year.

Analysis of Results of Operations

Three months ended March 27, 2016 compared to the three months ended March 29, 2015

	Three Months Ended
	March 27, 2016	March 29, 2015
Net Sales (in millions)	$94.0	$88.8

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	March 27, 2016	March 29, 2015
Fiat Chrysler Automobiles	$27.2	$26.2
General Motors Company	18.6	17.0
Ford Motor Company	13.9	11.0
Tier 1 Customers	14.2	18.6
Commercial and Other OEM Customers	12.4	10.3
Hyundai / Kia	7.7	5.7
	$94.0	$88.8

Sales to Fiat Chrysler Automobiles in the current year quarter increased slightly. During the current year quarter, Fiat Chrysler Automobiles temporarily shutdown production of the Chrysler 200 and Dodge Journey at its Sterling Heights, Michigan, and Toluca, Mexico, assembly plants which are primarily responsible for production of the Chrysler 200 and Dodge Journey. This shutdown reduced our sales by $4.5 million during the current year quarter. During the prior year quarter, Fiat Chrysler implemented a temporary shutdown at its Windsor, Canada assembly plant to re-tool for the production of the new Chrysler Pacifica minivan. The negative effect of that shutdown during the prior year quarter was partially offset by increased service sales during the prior year quarter in comparison to the current year quarter. These two items reflected a reduction in sales to Fiat Chrysler Automobiles between the current year quarter and prior year quarter of $6.5 million. Increased sales to General Motors Company in the current year quarter over the prior year quarter related to a $3.3 million sales concession that we granted to General Motors during the prior year quarter partially offset by $1.1 million of agreed upon price reductions, which became effective at the start of the new calendar year, that impacted the current year quarter sales levels. Increased sales to Ford Motor Company in the current year quarter as compared to the prior year quarter were attributed to higher vehicle production volumes and content on models for which we supply components, in particular for components we supply for F-150 pick-up trucks.  Sales to Tier 1 customers decreased in the current year quarter as compared to the prior year quarter due to lower production volume on passenger cars for which we supply driver control and door handle components. Sales to commercial and other OEM Customers during the current year quarter increased in comparison to the prior year quarter.  These customers primarily represent purchasers of vehicle access control products, such as latches and fobs that have been developed in recent years to complement our historic core business of locks and keys.  The increased sales to Hyundai / Kia in the current year quarter were due to higher vehicle production on the Kia Sedona minivan for which we supply components.

	Three Months Ended
	March 27, 2016	March 29, 2015
Cost of Goods Sold (in millions)	$79.5	$73.1

Direct material costs are the most significant component of our cost of goods sold and comprised $53.2 million or 66.9 percent of cost of goods sold in the current year quarter compared to $47.9 million or 65.6 percent of cost of goods sold in the prior year quarter. The increase in material costs of $6.4 million or 8.8 percent was due to increased sales volumes in the current year period as compared to the prior year period. The increase in direct material costs, and the increase in material costs as a percentage of cost of goods sold between these quarterly periods, was also impacted by our product sales mix in the current year quarter as compared to the prior year quarter. The current year quarter included increased sales of power access products as compared to the prior year quarter. Power access products typically have a higher purchased content percentage as compared to our other access control products.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $1.1 million or 4.4 percent in the current year quarter as compared to the prior year quarter as the variable portion of these costs increased due to the increased sales volumes in the current year quarter. In addition, the current year quarter as compared to the prior year quarter included higher depreciation expense, higher repair and maintenance costs, and higher costs associated with diversifying our products portfolio. These increased costs were partially offset by a reduction of approximately $2.1 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 17.91 pesos to the dollar in the current year quarter from approximately 14.96 pesos to the dollar in the prior year quarter.

	Three Months Ended
	March 27, 2016	March 29, 2015
Gross Profit (in millions)	$14.5	$15.8
Gross Profit as a percentage of net sales	15.4%	17.7%

The reduction in gross profit and gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter were the result of agreed upon customer price reductions that became effective at the start of the new calendar year, higher depreciation expense, higher repair and maintenance costs, and higher costs associated with diversifying our product portfolio, partially offset by a favorable Mexican peso to U.S. dollar exchange rate affecting the cost of our Mexican operations, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	March 27, 2016	March 29, 2015
Expenses (in millions)	$10.7	$9.8
Expenses as a percentage of net sales	11.4%	11.1%

Engineering, selling and administrative expenses increased approximately $900,000 between periods. The increase in these costs in the current year quarter as compared to the prior year quarter was due to higher new product program development costs for which we are utilizing third party vendors for a portion of the development work.

Income from operations in the current year quarter was $3.8 million compared to $5.9 million in the prior year quarter. This reduction was the result of a reduction in our gross profit and an increase in engineering, selling and administrative expenses in the current year quarter as compared to the prior year quarter as discussed above.

The equity loss of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Vehicle Access Systems Technology LLC	$211	$301
STRATTEC Advanced Logic, LLC	(382)	(508)
	$(171)	$(207)

VAST LLC’s operations in both China and Brazil were negatively impacted during the current year quarter by both a slow-down in automotive sales and impacts of foreign currency as it relates to purchases of components outside of their local markets. During the nine months ended March 27, 2016, capital contributions totaling $660,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $220,000. Additionally, we anticipate VAST do Brasil will require a capital contribution of approximately $600,000 collectively by all VAST partners to fund operations during the remainder of calendar 2016. STRATTEC’s portion of the capital contributions is anticipated to be $200,000.

STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. Effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of the SAL Credit Facility which is discussed herein. Therefore, effective with our fiscal 2015 fourth quarter, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC began recognizing 100 percent of the losses of SAL LLC. In addition, the equity loss of joint ventures for SAL LLC included the following for the periods presented (thousands of dollars):

	Three Months Ended
	March 27, 2016	March 29, 2015
Loss on SAL LLC Credit Facility Guarantee	$196	$367

SAL LLC had a $1.5 million revolving credit facility with BMO Harris Bank N.A., which was fully guaranteed by STRATTEC. The SAL Credit Facility had a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of February 16, 2016 totaled $1.5 million. SAL LLC did not have cash available to pay the outstanding debt balance as of the maturity date. Therefore, STRATTEC made a payment of $1.5 million on the guarantee on February 16, 2016. Prior to making this guarantee payment, STRATTEC had a recorded liability related to the guarantee of $1.5 million at February 16, 2016, which amount was equal to the estimated fair value of the guarantee as of this date. STRATTEC’s proportionate share of the guarantee based on our ownership percentage in SAL LLC totaled $765,000 as of February 16, 2016, and accordingly we have increased our investment in SAL LLC by this amount. Our joint venture partner did not guarantee their proportionate share of the SAL Credit Facility. As a result, we recorded a loss equal to our partner’s proportionate share of the fair value of the STRATTEC guarantee based upon our partner’s ownership interest in the joint venture of $488,000 during fiscal 2015 and $247,000 during the nine months ended March 27, 2016. $196,000 of the $247,000 impacted the current year quarter.

Included in other income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Foreign Currency Transaction Gain	$474	$583
Unrealized Gain on Peso Forward Contracts	267	—
Realized Loss on Peso Forward Contracts	(526)	—
Rabbi Trust Gain	(20)	44
Other	49	71
	$244	$698

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

Our effective tax rate was 15.2 percent for the current year quarter compared to 16.5 percent for the prior year quarter. Our income tax provision for the current year quarter was affected by the increased impact of the non-controlling interest as well as an increase in income subject to tax in foreign taxing jurisdictions, which have lower statutory rates than in the U.S. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. Our income tax provision for the three month period ended March 29, 2015, included a reduction in our liability for unrecognized tax benefits and related interest of approximately $936,000, which reduced our effective tax rate for that period. Our current year quarter did not include an adjustment to our liability for unrecognized tax benefits.

Nine months ended March 27, 2016 compared to the nine months ended March 29, 2015

	Nine Months Ended
	March 27, 2016	March 29, 2015
Net Sales (in millions)	$293.1	$313.0

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	March 27, 2016	March 29, 2015
Fiat Chrysler Automobiles	$87.5	$90.9
General Motors Company	58.1	85.6
Ford Motor Company	41.6	32.0
Tier 1 Customers	47.6	52.7
Commercial and Other OEM Customers	34.9	30.8
Hyundai / Kia	23.4	21.0
	$293.1	$313.0

The decreased sales to Fiat Chrysler Automobiles in the current year period were due to lower customer vehicle production volumes, primarily on the Dodge and Chrysler Minivans, and lower content on vehicles for which we supply components. Additionally, during the current year period, Fiat Chrysler Automobiles temporarily shutdown production at its Sterling Heights, Michigan and Toluca, Mexico assembly plants which are primarily responsible for the production of the Chrysler 200 and Dodge Journey. This shutdown reduced our sales by $4.5 million during the current year period.  During the prior year period, Fiat Chrysler implemented a temporary shutdown at its Windsor, Canada assembly plant to re-tool for production of the new Chrysler Pacifica minivan. The negative effect of that shutdown during the prior year period was offset by increased service sales during the prior year period in comparison to the current year period. The decrease in sales to General Motors Company in the current year period was attributed to incremental service parts sales of $34 million shipped in the prior year period for parts used to support a recall campaign. Those incremental sales did not continue during the current year period. In addition, the current year period included $1.1 million of agreed upon price reductions, which began January 1, 2016 while the prior year period included a $3.3 million sales concession that we granted to General Motors during the prior year period. Increased sales to Ford Motor Company in the current year period were attributed to higher vehicle production volumes and content on models for which we supply components, in particular for components we supply for F-150 pick-up trucks.  Sales to Tier 1 Customers during the current year period decreased in comparison to the prior year period due to lower production volume on passenger cars for which we supply driver control and door handle components. Sales to commercial and other OEM Customers during the current year period increased in comparison to the prior year period. These customers represent purchasers of vehicle access control products, such as latches, fobs, and driver controls, that we have developed in recent years to complement our historic core business of locks and keys.  The increase in sales to Hyundai / Kia in the current year period was principally due to higher levels of sales on the Kia Sedona minivan for which we supply components.

	Nine Months Ended
	March 27, 2016	March 29, 2015
Cost of Goods Sold (in millions)	$243.4	$250.8

Direct material costs are the most significant component of our cost of goods sold and comprised $163.5 million or 67.2 percent of cost of goods sold in the current year period compared to $163.7 million or 65.3 percent of cost of goods sold in the prior year period. Direct material costs remained consistent between the current year period and the prior year period while material costs as a percent of cost of goods sold increased due to changes in our product sales mix in the current year period as compared to the prior year period. The prior year period included significantly increased sales of service parts to General Motors Company as discussed above, which typically have lower material cost percentages as compared to parts sold for new vehicle production.  Additionally, the current year period included increased sales of power access products as compared to the prior year period. Power access products typically have a higher purchased content percentage as compared to our other access control products.

The remaining components of cost of goods sold consist of labor and overhead costs which decreased $7.2 million or 8.3 percent in the current year period as compared to the prior year period as the variable portion of these costs decreased due to the reduction in sales volumes between the nine month periods. Also impacting the reduction in labor and overhead costs in the current year period as compared to the prior year period was a decrease of $4.1 million in expense provisions for the accrual of bonuses under our incentive bonus plans, a reduction of approximately $6.9 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate, and a lump sum bonus totaling $311,000 paid to our Milwaukee represented hourly workers during the prior year period resulting from the ratification of a new 4-year labor contract, which impacts were partially offset by the benefits of a more favorable absorption of the fixed portion of our labor and overhead costs during our prior year period due to the higher sales volumes in the prior year period as well as higher depreciation expense, higher repair and maintenance costs, and higher costs associated with diversifying our products portfolio. The average U.S. dollar / Mexican peso exchange rate increased to approximately 17.00 pesos to the dollar in the current year period from approximately 13.97 pesos to the dollar in the prior year period.

	Nine Months Ended
	March 27, 2016	March 29, 2015
Gross Profit (in millions)	$49.6	$62.3
Gross Profit as a percentage of net sales	16.9%	19.9%

The reduction in gross profit in the current year period as compared to the prior year period was the result of the reduction in sales partially offset by the reduction in cost of goods sold as discussed above. The reduction in gross profit as a percentage of net sales in the current year period as compared to the prior year period was the result of reduced sales of service parts related to the General Motors customer recall campaign noted above, which typically have higher gross profit margins as compared to gross profit margins on parts sold for new vehicle production, agreed upon customer price reductions that became effective at the start of the new calendar year, reduced customer production volumes resulting in less favorable absorption of our fixed manufacturing costs, higher depreciation expense, higher repair and maintenance costs, and higher costs associated with diversifying our products portfolio. These unfavorable impacts to the gross profit margin as a percentage of net sales were partially offset by a decrease in expense provisions for the accrual of bonuses under our incentive bonus plans, a reduction in the U.S. dollar value of the cost of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate between these year to date periods, and a lump sum bonus paid to our Milwaukee represented hourly workers during the prior year period resulting from the ratification of a new 4-year labor contract, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Nine Months Ended
	March 27, 2016	March 29, 2015
Expenses (in millions)	$32.5	$33.5
Expenses as a percentage of net sales	11.1%	10.7%

Engineering, selling and administrative expenses decreased approximately $1.0 million between periods. The reduction in these costs in the current year period as compared to the prior year period was due to a reduction of $3.4 million in expense provisions for the accrual of bonuses under our incentive bonus plans, partially offset by higher selling and engineering costs associated with current product programs as well as higher costs for new product programs for which we are utilizing third party vendors for a portion of the development work.

Income from operations in the current year period was $17.2 million compared to $28.7 million in the prior year period. This reduction was the result of decreased sales and reduced gross profit margins in the current year period as compared to the prior year period, partially offset by a reduction in engineering, selling and administrative expenses, all as discussed above.

The equity loss of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Nine Months Ended
	March 27, 2016	March 29, 2015
Vehicle Access Systems Technology LLC	$689	$819
STRATTEC Advanced Logic, LLC	(1,175)	(957)
	$(486)	$(138)

VAST LLC’s operations in both China and Brazil were negatively impacted during the current year period by both a slow-down in automotive sales and impacts of foreign currency as it relates to purchases of components outside of their local markets. During the nine months ended March 27, 2016, capital contributions totaling $660,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $220,000. Additionally, we anticipate VAST do Brasil will require a capital contribution of approximately $600,000 collectively by all VAST partners to fund operations during the remainder of calendar 2016. STRATTEC’s portion of the capital contributions is anticipated to be $200,000.

STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. Effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of the SAL Credit Facility which is discussed herein. Therefore, effective with our fiscal 2015 fourth quarter, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC began recognizing 100 percent of the losses of SAL LLC. In addition, the equity loss of joint ventures for SAL LLC included the following for the periods presented (thousands of dollars):

	Nine Months Ended
	March 27, 2016	March 29, 2015
Loss on Loan to SAL LLC	$150	$—
Loss on Guarantee of SAL LLC Credit Facility	$247	$367

During the current year period, a loan in the amount of $150,000 was made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. A valuation reserve of $150,000 was recorded related to this loan. As of March 27, 2016, the outstanding loan amount from STRATTEC to SAL LLC totaled $250,000. The related valuation allowance related to this loan also totaled $250,000.

SAL LLC had a $1.5 million revolving credit facility with BMO Harris Bank N.A., which was fully guaranteed by STRATTEC. The SAL Credit Facility had a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of February 16, 2016 totaled $1.5 million. SAL LLC did not have cash available to pay the outstanding debt balance as of the maturity date. Therefore, STRATTEC made a payment of $1.5 million on the guarantee on February 16, 2016. Prior to making this guarantee payment, STRATTEC had a recorded liability related to the guarantee of $1.5 million at February 16, 2016, which amount was equal to the estimated fair value of the guarantee as of this date. STRATTEC’s proportionate share of the guarantee based on our ownership percentage in SAL LLC totaled $765,000 as of February 16, 2016, and accordingly we have increased our investment in SAL LLC by this amount. Our joint venture partner did not guarantee their proportionate share of the SAL Credit Facility. As a result, we recorded a loss equal to our partner’s proportionate share of the fair value of the STRATTEC guarantee based upon our partner’s ownership interest in the joint venture of $488,000 during fiscal 2015 and $247,000 during the nine months ended March 27, 2016.

Included in other income, net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	March 27, 2016	March 29, 2015
Foreign Currency Transaction Gain	$1,795	$3,004
Unrealized Loss on Peso Forward Contracts	(600)	—
Realized Loss on Peso Forward Contracts	(704)	—
Rabbi Trust (Loss) Gain	(124)	62
Other	195	243
	$562	$3,309

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

Our effective tax rate was 28.3 percent for the current year period. Our effective tax rate for our fiscal year ended June 28, 2015, before the impact of a net reduction in our liability for unrecognized tax benefits was 30.2 percent. The decrease in our current year period effective tax rate from our fiscal 2015 effective tax rate was the result of the impact of the non-controlling interest portion of our pre-tax income during each period as well as an increase in income subject to tax in foreign taxing jurisdictions, which have lower statutory rates than in the U.S. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. Our effective tax rate was 29.3 percent for the nine month period ended March 29, 2015. Our income tax provision for the nine month period ended March 29, 2015, included a reduction in our liability for unrecognized tax benefits and related interest of approximately $936,000, which reduced our effective tax rate for that period to 29.3 percent. The nine month period ended March 27, 2016 did not include an adjustment to our liability for unrecognized tax benefits. The change in our effective tax rate between the current year period and the prior year period is the result of the impact of the non-controlling interest portion of our pre-tax income during each period as well as an increase in income subject to tax in foreign taxing jurisdictions, which have lower statutory rates than in the U.S.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 27, 2016 was as follows (in millions):

Fiat Chrysler Automobiles	$14.9
General Motors Company	$13.5
Ford Motor Company	$6.7

Cash Balances in Mexico

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of March 27, 2016, $12.7 million of our $23.2 million cash and cash equivalents balance was deemed to be permanently reinvested in Mexico. A portion of our cash balances in Mexico will be used for future capital expenditures and a future plant expansion in Mexico as discussed herein. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through borrowings under our revolving credit facility. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash Flow Analysis

	Nine Months Ended
	March 27, 2016	March 29, 2015
Cash Flows from (in millions):
Operating Activities	$8.4	$23.6
Investing Activities	$(16.1)	$(22.3)
Financing Activities	$5.6	$7.1

Net cash provided by operating activities was $8.4 million during the current year period compared to $23.6 million during the prior year period. The change in operating cash flow between periods was due to a reduction in our operating profit in the current year period as compared to the prior year period, as discussed above under Analysis of Results of Operations, and an increase in working capital requirements in the current year period as compared to the prior year period. The change in our working capital requirements between periods was the result of a reduction in accounts receivable balances during the current year period of $2.9 million compared to a reduction in accounts receivable balances during the prior year period of $6.0 million and an increase in other asset balances during the current year period of $3.3 million compared to a reduction in other assets balances during the prior year period of $1.5 million. Accounts receivable balances as of the beginning of the prior year period were higher as a result of the impact of $11 million in incremental service parts sales in support of a General Motors recall campaign during our quarter ended June 29, 2014, which balances were collected during the prior year period. Increased receivable balances as of the beginning of our current year period as compared to the end of the current year period was impacted by higher sales during our fiscal 2015 fourth quarter as compared to our fiscal 2016 third quarter. The change in the working capital requirements for other assets between periods was impacted by our investment in customer tooling asset balances. Such balances increased during the current year period while decreasing during the prior year period. Customer tooling asset balances consist of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tools. Increases and decreases in customer tooling asset balances resulted from the differences in the timing between tooling development spending required to meet customer production requirements and related customer reimbursements.

Significant cash payments impacting net cash provided by operating activities during both the current year period and prior year period included cash payments made under our incentive bonus plans, cash payments for Federal, state and foreign income taxes, and cash contributions made to our qualified pension plan.  Cash payments under our incentive bonus plans totaled $5.2 million in the current year period compared to $7.3 million during the prior year period. Cash payments made for Federal, state and foreign income taxes totaled $4.0 million during the current year period compared to $12.3 million during the prior year period. Cash contributions of $3 million were made to our qualified pension plan during the current year period. No cash contributions were made to our qualified pension plan during the nine months ended March 29, 2015. Additionally, a $6 million payment was made during the current year period to settle certain accrued customer price concessions and related warranty matters.

Net cash used by investing activities of $16.1 million during the current year period and $22.3 million during the prior year period included capital expenditures of $14.3 million and $21.7 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year period capital expenditures included $2.2 million for the purchase of land related to the construction of a new ADAC-STRATTEC facility in the mid-Mexico area. Refer to discussion under Future Capital Expenditures included herein. Prior year period capital expenditures of $2.1 million and $4.5 million were also made for the purchase of additional facilities in Juarez, Mexico and Auburn Hills, Michigan, respectively. Net cash used by investing activities during the current year period also included a $150,000 loan to our joint venture, STRATTEC Advanced Logic LLC, in support of operating expenses and working capital needs as well as a cash capital contribution of $1.5 million to STRATTEC Advanced Logic LLC as a result of the payment of a loan guarantee as discussed under Equity (Loss) Earnings of Joint Ventures included in Notes to Financial Statements herein. Additionally, a current year period cash capital contribution of $220,000 to our joint venture, VAST LLC, was completed for purposes of funding operations in Brazil. Net cash used by investing activities during the prior year period also included a $384,000 cash capital contribution to our joint venture, VAST LLC, for purposes of funding operating expenses and a $215,000 loan to our joint venture, VAST LLC, in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and in support of funding operating costs of the Brazilian entity.

Net cash provided by financing activities during the current year period of $5.6 million included $20.5 million of additional borrowings under credit facilities and $609,000 of proceeds received from stock option exercises and related excess tax benefits, partially offset by repayments of borrowings under credit facilities of $12.5 million, $1.4 million of regular quarterly dividend payments to shareholders and $1.6 million of dividend payments to non-controlling interests in our subsidiaries. Net cash provided by financing activities of $7.1 million during the prior year period included $9.0 million of additional borrowings under credit facilities and $734,000 of proceeds received from stock option exercises and related excess tax benefits, partially offset by $1.3 million of regular quarterly dividend payments to shareholders, $882,000 of dividend payments to non-controlling interests in our subsidiaries and $500,000 of repayments of borrowings under credit facilities.

VAST LLC Cash Requirements

Other than as provided below, no cash capital contributions were made to VAST LLC during the current year period or the prior year period. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. During the nine months ended March 27, 2016, capital contributions totaling $660,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $220,000. During the nine months ended March 29, 2015, capital contributions totaling $384,000 were made to VAST LLC by each partner in support of operating expenses. During the nine months ended March 29, 2015, a loan was made by each partner, STRATTEC, WITTE, and ADAC, to VAST LLC totaling $215,000 for each partner in support of VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and to fund operating costs of the Brazilian entity. Additionally, we anticipate VAST do Brasil will require a capital contribution of approximately $600,000 collectively by all VAST partners to fund operations during the remainder of calendar 2016. STRATTEC’s portion of the capital contributions is anticipated to be $200,000.

ADAC-STRATTEC LLC Cash Requirements

As discussed under Future Capital Expenditures included herein, ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, intends to construct a new manufacturing facility in the mid-Mexico area. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. We anticipate financing the required capital expenditures through a combination of partner capital contributions, bank loans, and current operating cash flow. As a result, effective April 27, 2016, the ADAC-STRATTEC Credit Facility was amended to increase the available borrowings under the credit facility from $10 million to $20 million. Under the terms of the amended credit agreement, a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC is required to be completed by September 30, 2016. STRATTEC’s portion of the required capital contribution will be $3.06 million.

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

Future Capital Expenditures

We anticipate capital expenditures will be approximately $19 million to $20 million in fiscal 2016 in support of requirements for new product programs, the upgrade and replacement of existing equipment, and the purchase of land by ASdM for the construction of a new facility in the mid-Mexico area. Capital expenditures totaled $14.3 million for the nine month period ended March 27, 2016. On March 17, 2016, ASdM, a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, purchased land in Leon, Mexico. ASdM intends to construct a new manufacturing facility on this land in the mid-Mexico area. This facility is expected to be used primarily to paint and assemble door handle products. Currently, the ADAC-STRATTEC LLC joint venture has net sales of approximately $60 million. With newly awarded customer business, we anticipate net sales will increase to approximately $120 million within the next two years. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. We anticipate financing the required capital expenditures through a combination of partner capital contributions, bank loans, and current operating cash flow.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at March 27, 2016. A total of 3,655,322 shares have been repurchased over the life of the program through March 27, 2016, at a cost of approximately $136.4 million. No shares were repurchased during the nine month periods ended March 27, 2016 or March 29, 2015. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2016.

Credit Facilities

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. As of March 27, 2016, ADAC-STRATTEC LLC had a $10 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A. Effective April 27, 2016, the ADAC-STRATTEC Credit Facility was amended to increase the available borrowings under the credit facility from $10 million to $20 million. The ADAC-STRATTEC Credit Facility is guaranteed by STRATTEC. The STRATTEC Credit Facility expires August 1, 2018. The amended ADAC-SRATTEC Credit Facility expires August 1, 2019. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $14.5 million at March 27, 2016 and $7 million at June 28, 2015. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $9.7 million and 1.7 percent, respectively, during the nine months ended March 27, 2016. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $718,000 and 1.2 percent, respectively, during the nine months ended March 29, 2015. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $3.5 million at March 27, 2016 and $3.0 million at June 28, 2015. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $3.1 million and 1.4 percent, respectively, during the nine months ended March 27, 2016. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $3.7 million and 1.2 percent, respectively, during the nine months ended March 29, 2015.

SAL LLC had a $1.5 million revolving credit facility with BMO Harris Bank N.A., which was fully guaranteed by STRATTEC. The SAL Credit Facility had a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of February 16, 2016 totaled $1.5 million. SAL LLC did not have cash available to pay the outstanding debt balance as of the maturity date. Therefore, STRATTEC made a payment of $1.5 million on the guarantee on February 16, 2016. Prior to making the guarantee payment, STRATTEC had a recorded liability related to the guarantee of $1.5 million at February 16, 2016, which amount was equal to the estimated fair value of the guarantee as of this date.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due Westinghouse under this license agreement. As of March 27, 2016, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the license agreement and the estimated fair value of the guarantee as of March 27, 2016.

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $689,000 during the nine months ended March 27, 2016 and approximately $819,000 during the nine months ended March 29, 2015. During the nine months ended March 27, 2016, capital contributions totaling $660,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $220,000. During the nine months ended March 29, 2015 capital contributions totaling $384,000 were made to VAST LLC by each partner in support of operating expenses. During the nine months ended March 29, 2015, a loan was made by each partner, STRATTEC, WITTE and ADAC, to VAST LLC totaling $215,000 for each partner in order to support VAST LLC’s purchase of the non-controlling interest in VAST do Brasil and to fund the operating costs of the Brazilian entity.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $2.0 million during the nine months ended March 27, 2016 and approximately $1.8 million during the nine months ended March 29, 2015.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $1.4 million during the nine months ended March 27, 2016 and increased net income of approximately $946,000 during the nine months ended March 29, 2015.

STRATTEC Advanced Logic, LLC (“SAL LLC”), was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SPA was 51 percent owned by STRATTEC for all periods presented in this report. The initial capitalization of SAL LLC totaled $1.5 million. STRATTEC’s portion of the initial capitalization totaled $765,000. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in an equity loss of joint ventures to STRATTEC of approximately $1.2 million during the nine months ended March 27, 2016 and approximately $957,000 during the nine months ended March 29, 2015. Effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of the SAL Credit Facility which is discussed herein. Therefore, effective with our fiscal 2015 fourth quarter, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC began recognizing 100 percent of the losses of SAL LLC through Equity (Loss) Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the equity loss of joint ventures for SAL LLC included the following for the periods presented (thousands of dollars):

	Nine Months Ended
	March 27, 2016	March 29, 2015
Loss on Loan to SAL LLC	$150	$—
Loss on Guarantee of SAL LLC Credit Facility	$247	$367

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

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At March 27, 2016, we had $18 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the nine months ended March 27, 2016 was $95,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency: We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  As of March 27, 2016, we have executed contracts with Bank of Montreal that provide for bi-weekly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. The current peso currency forward contracts include settlement dates that began on October 16, 2015 and end on June 15, 2017. No forward contracts were in place during fiscal 2015 or outstanding as of June 28, 2015. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income, net.

The following table quantifies the outstanding Mexican peso forward contracts as of March 27, 2016 (thousands of dollars, except average forward contract exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 5, 2016 - June 21, 2016	$4,500	16.00	$(436)
Buy MXP/Sell USD	July 15, 2016 - June 15, 2017	$24,000	17.95	$(164)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	March 27, 2016	June 28, 2015
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$600	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Not Designated as Hedging Instruments:
Realized Loss	$(526)	$—	$(704)	$—
Unrealized Gain (Loss)	$267	$—	$(600)	$—

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 27, 2016, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended March 27, 2016.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 5, 2016	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)