Form 10-K
period 2016-07-03
STRATTEC SECURITY CORP
filed 2016-09-08
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 3, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 24, 2015 (the last business day immediately preceding the Registrant's most recently completed fiscal second quarter), was approximately $199,262,000 (based upon the last reported sale price of the Common Stock at December 24, 2015 on the NASDAQ Global Market).  Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

On August 5, 2016, there were outstanding 3,636,517 shares of the Registrant's $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference
Document	Part of the Form 10-K into which incorporated
Portions of the Annual Report to Shareholders for the fiscal year ended July 3, 2016	I, II, IV

Portions of the Proxy Statement dated on or about September 8, 2016, for the Annual Meeting of Shareholders to be held on October 11, 2016.	III

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s 2016 Annual Report to Shareholders and the Company’s Proxy Statement, dated September 8, 2016, which are incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning.  These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K.  The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations.  These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ recall policies, foreign currency fluctuations, fluctuations in costs of operations (including fluctuations in the cost of raw materials), the volume and scope of product returns and warranty claims and other matters described under “Risk Factors” in the Management’s Discussion and Analysis section of the Company’s 2016 Annual Report to Shareholders, which is incorporated herein by reference in Part I, Item 1A of this report and in the Company’s other filings with the Securities and Exchange Commission.

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

The information set forth under “Company Description” which appears on pages 5 through 12 of the Company’s 2016 Annual Report to Shareholders is incorporated herein by reference.  For information as to export sales, see the information set forth under “Notes to Financial Statements-Export Sales” included on page 58 of the Company’s 2016 Annual Report to Shareholders, which is incorporated herein by reference.

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

These technologies benefit the Company by increasing its potential customer base as a Tier 2 supplier while maintaining the Company’s Tier 1 status on some product lines and by adding additional product line availability.

Sources and Availability of Raw Materials

The Company’s primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum and plastic resins. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with one primary vendor for each commodity. The Company believes its sources for raw materials are very reliable and adequate for its needs. The Company has not experienced any significant long term supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.  See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included on page 32 of the Company’s 2016 Annual Report to Shareholders, which is incorporated herein by reference.

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

Dependence Upon Significant Customers

A very significant portion of the Company’s annual sales are to General Motors Company, Ford Motor Company, and Fiat Chrysler Automobiles.  These three customers accounted for approximately 63 percent of the Company’s net sales in 2016, 65 percent of the Company’s net sales in 2015 and 70 percent of the Company’s net sales in 2014.  Further information regarding sales to the Company’s largest customers is set forth under the caption “Risk Factors - Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included on page 30 of the Company’s 2016 Annual Report to Shareholders and “Notes to Financial Statements-Sales and Receivable Concentration” included on page 58 of the Company’s 2016 Annual Report to Shareholders, all of which are incorporated herein by reference.

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

Sales and Marketing

The Company provides its customers with engineered access control products including locksets, fobs, push button ignition systems, steering column lock housings, seatback and secondary latches, power sliding door systems, power liftgate systems, power decklids, door handles, door handle components and trim and other access products which are unique to specific vehicles. Any given vehicle will typically take 1 to 3 years of development and engineering design time prior to being offered to the public. The access control products are designed concurrently with the vehicle. Therefore, commitment to the Company as the production source for such products and components occurs 1 to 3 years prior to the start of production for such components.  The Company employs an engineering staff that assists in providing design and technical solutions to its customers.  The Company believes that its engineering expertise is a competitive advantage and contributes toward its strong market position in its industry.  For example, the Company believes it regularly provides innovative design proposals for its product offerings to its customers that will improve customer access, vehicle security system quality, theft deterrence and system cost.

The typical process used by automotive manufacturers in selecting a supplier for access control products is to offer the business opportunity to the Company and several of the Company's competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, a commitment is made for each year of the product program. Typically, price reductions resulting from productivity improvement by the Company over the life of the product program are included in the contract and are estimated in evaluating each of these opportunities by the Company. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year.  Production quantity releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because the Company is a "Just-in-Time" supplier to the automotive industry, it does not maintain a backlog of orders in the classic sense for future production and shipment and, accordingly, it is unable to provide a meaningful backlog comparison from year to year.

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

The Company’s lockset, housing, latches and power access competitors include Huf North America, Ushin, Valeo, Tokai-Rika, Alpha-Tech, Honda Lock, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva, Key Plastics and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included on pages 32 and 33 of the Company’s 2016 Annual Report to Shareholders, which is incorporated herein by reference.

Research and Development

The Company engages in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2016, 2015, and 2014, the Company spent approximately $430,000, $280,000, and $700,000, respectively, on research and development. The Company believes that, historically, it has committed sufficient resources to research and development and it intends to continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect the Company's interests resulting from these activities.

Customer Tooling

The Company incurs costs related to tooling used in component production and assembly.  Some of these costs are reimbursed by customers who then own the tools involved.  See the information set forth under “Notes to Financial Statements-Organization and Summary of Significant Accounting Policies-Customer Tooling in Progress” included on page 41 of the Company’s 2016 Annual Report to Shareholders, which is incorporated herein by reference.

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

As discussed in “Notes to Financial Statements-Commitments and Contingencies” included on pages 51 and 52 of the Company’s 2016 Annual Report to Shareholders, a site at the Company’s Milwaukee facility is contaminated by a solvent spill from a former above-ground solvent storage tank located on the east side of the facility, which spill occurred in 1985.   This situation is being monitored by the Company.

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

Employees

At July 3, 2016, the Company had approximately 3,877 full-time employees, of which approximately 275 or 7.1 percent were represented by a labor union, which accounts for all production associates at the Company’s Milwaukee facility.  The current contract with the unionized associates is effective through September 17, 2018.  During June 2001, there was a 16-day strike by the represented employees at the Company's Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors-Disruptions Due to Work Stoppages and Other labor Matters” included on page 32 of the Company’s 2016 Annual Report to Shareholders, which is incorporated herein by reference.

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

The information set forth under “Risk Factors” which appears on pages 30 through 33 of the Company’s 2016 Annual Report to Shareholders is incorporated herein by reference.  The risks described in the section “Risk Factors” in the Company’s 2016 Annual Report to Shareholders are not the only risks the Company faces.  Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations.  If any of the events or circumstances described in those risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such cases, the trading price of the Company’s common stock could decline.

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

On March 17, 2016, ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, purchased land in Leon, Mexico. ASdM is in the process of constructing a new manufacturing facility on this land. This facility is expected to be used primarily to paint and assemble door handle products and is expected to be completed and operational at the end of our fiscal year 2017.

Item 3.	Legal Proceedings

In the normal course of business the Company may be involved in various legal proceedings from time to time.  The Company does not believe it is currently involved in any claim, action or proceeding the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  Since inception of the stock repurchase program, the Board of Directors has periodically increased the number of shares authorized for repurchase under the program.  At July 3, 2016, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395.  The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through July 3, 2016, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the quarter or year ended July 3, 2016.

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “STRT.”

The information set forth under “Financial Summary – Quarterly Financial Data (Unaudited)” included on page 63 of the Company’s 2016 Annual Report to Shareholders is incorporated herein by reference.

Item 6.	Selected Financial Data

The information set forth under “Financial Summary – Five Year Financial Summary,” which appears on page 62 of the Company’s 2016 Annual Report to Shareholders, is incorporated herein by reference.   Such information should be read along with the Company’s financial statements and the notes to those financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under “Management’s Discussion and Analysis,” which appears on pages 14 through 33 of the Company’s 2016 Annual Report to Shareholders, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate fluctuations on borrowings under our secured revolving credit facilities, foreign currency exchange rate risk associated with our foreign operations, and fluctuations in raw material commodity prices.  We do not utilize financial instruments for trading purposes.

Interest Rates:  We are subject to interest rate fluctuations on borrowings under our revolving credit facilities.  At July 3, 2016, we had $20 million of outstanding borrowings under our credit facilities.  The interest expense related to borrowings under these credit facilities during the year ended July 3, 2016 was $176,000.  A 10% increase or decrease in the interest rate on borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency:  We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico.  A portion of our manufacturing costs are incurred in Mexican pesos.  Our earnings and cash flows are subject to fluctuations as a result of changes in the U.S. dollar / Mexican peso exchange rate.  During 2016, we executed contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. The current peso currency forward contracts include settlement dates that began on October 16, 2015 and end on June 15, 2017. No forward contracts were in place during fiscal 2015 or 2014. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income, net.

The following table quantifies the outstanding Mexican peso forward contracts as of July 3, 2016 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	July 15, 2016 - June 15, 2017	$24,000	17.95	$(996)
Buy MXP/Sell USD	July 15, 2017 - June 15, 2018	$6,000	19.80	$107

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Consolidated Balance Sheets was as follows (thousands of dollars):

	July 3, 2016	June 28, 2015
Not Designated as Hedging Instruments:
Other Long-Term Assets:
Mexican Peso Forward Contracts	$107	$—
Other Current Liabilities:
Mexican Peso Forward Contracts	$996	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Consolidated Statements of Operations and Comprehensive Income and consisted of the following (thousands of dollars):

	Years Ended
	July 3, 2016	June 28, 2015	June 29, 2014
Not Designated as Hedging Instruments:
Realized Loss	$1,196	$—	$—
Unrealized Loss	$889	$—	$—

See “Risk Factors – Currency Exchange Rate Fluctuations” included on pages 31 and 32 of the Company’s 2016 Annual Report to Shareholders, which is incorporated herein by reference, for more information.

Raw Materials Commodity Prices:  Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results if the increased raw material costs cannot be recovered from our customers. Given the significant financial impact on us relating to changes in the cost of our primary raw materials, commencing with fiscal 2008, we began quoting quarterly material price adjustments for changes in our zinc costs in our negotiations with our customers. Our success in obtaining these quarterly price adjustments in our customer contracts is dependent on separate negotiations with each customer. It is not a standard practice for our customers to include such price adjustments in their contracts. We have been successful in obtaining quarterly price adjustments in some of our customer contracts. However, we have not been successful in obtaining the adjustments with all of our customers.  See “Risk Factors –Sources of and Fluctuations in Market Prices of Raw Materials” included on page 32 of the Company’s 2016 Annual Report to Shareholders, which is incorporated herein by reference, for more information.

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Deloitte & Touche LLP dated September 8, 2016, the report of management on internal control over financial reporting and the report of Deloitte & Touche LLP on internal control over financial reporting dated September 8, 2016, which appear on pages 34 through 61 of the Company’s 2016 Annual Report to Shareholders, are incorporated herein by reference.

Our quarterly results of operations included under “Financial Summary-Quarterly Financial Data (Unaudited)” which appears on page 63 of the Company’s 2016 Annual Report to Shareholders is incorporated herein by reference.

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

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The report of management required under this Item 9A is included on page 59 of the Company’s 2016 Annual Report to Shareholders under the heading “Report on Management’s Assessment of Internal Control over Financial Reporting” and is incorporated herein by reference.

The attestation report required under this Item 9A is included on page 60 of the Company’s 2016 Annual Report to Shareholders under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information included in the Company’s Proxy Statement, dated on or about September 8, 2016, under “Proposal 1: Election of a Director,”  “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,”  “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee consist of three outside independent directors, David R. Zimmer, Audit Committee Chairman, Thomas W. Florsheim, Jr., and Michael J. Koss.

Item 11.	Executive Compensation

The information included in the Company’s Proxy Statement, dated on or about September 8, 2016, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement, dated on or about September 8, 2016, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information included in the Company’s Proxy Statement, dated on or about September 8, 2016, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of July 3, 2016, for the Company's Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	144,998	$28.86	230,289
Equity compensation plans not approved by shareholders	—	—	—
Total	144,998	$28.86	230,289

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information included in the Company’s Proxy Statement, dated on or about September 8, 2016, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information included in the Company’s Proxy Statement, dated on or about September 8, 2016, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)

Financial Statements - The following financial statements of the Company, included on pages 34 through 61 of the Company’s 2016 Annual Report to Shareholders, are incorporated by reference in Item 8 of this Form 10-K annual report:

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Consolidated Balance Sheets - as of July 3, 2016 and June 28, 2015

Consolidated Statements of Operations and Comprehensive Income - years ended July 3, 2016, June 28, 2015 and June 29, 2014

Consolidated Statements of Shareholders’ Equity – years ended July 3, 2016, June 28, 2015 and June 29, 2014

Consolidated Statements of Cash Flows - years ended July 3, 2016, June 28, 2015 and June 29, 2014

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

Date: September 8, 2016

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank J. Krejci	President, Chief Executive Officer,	September 8, 2016
Frank J. Krejci	and Director
(Principal Executive Officer)

/s/ Harold M. Stratton II	Chairman and Director	August 24, 2016
Harold M. Stratton II

/s/ Michael J. Koss	Director	August 24, 2016
Michael J. Koss

/s/ Thomas W. Florsheim, Jr.	Director	August 24, 2016
Thomas W. Florsheim, Jr.

/s/ David R. Zimmer	Director	August 24, 2016
David R. Zimmer

/s/ Patrick J. Hansen	Senior Vice President, Chief	September 8, 2016
Patrick J. Hansen	Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

Exhibit
3.1 (1)	Amended and Restated Articles of Incorporation of the Company	*
3.2 (2)	By-laws of the Company	*
4.1 (4)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.2 (4)	Security Agreement, dated as of August 1, 2011, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*
4.3 (10)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.4 (9)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.5 (16)	Amendment No. 3 to Credit Agreement, dated as of June 24, 2016, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.6 (9)	Credit Agreement, dated as of June 28, 2012, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.7 (9)	Amendment No. 1 to Credit Agreement, dated as of January 22, 2014, between ADAC- STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.8 (9)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between ADAC- STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.9 (15)	Amendment No. 3 to Credit Agreement, dated as of April 27, 2016, between ADAC- STRATTEC LLC and BMO Harris Bank N.A., as lender	*
10.1 (11)**	Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan	*
10.2 (13)**	Form of Restricted Stock Grant Agreement with employees	*
10.3 (14)**	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Executive Officers and Senior Managers	*
10.4 (6) **	Amended STRATTEC SECURITY CORPORATION Economic Value Added Bonus Plan for Non-employee Members of the Board of Directors	*
10.5 (12) **	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*
10.6 (5)**	Employment Agreement between the Company and Frank J. Krejci, Patrick J. Hansen, Rolando J. Guillot, Brian J. Reetz and Richard P. Messina made as of May 5, 2010.	*
10.7 **	Change of Control Employment Agreement between the Company and Frank J. Krejci made as of July 1, 2016.
10.8 **	Change of Control Employment Agreement between the Company and Patrick J. Hansen made as of July 1, 2016.
10.9 **	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of July 1, 2016.
10.10 **	Change of Control Employment Agreement between the Company and Brian J. Reetz made as of July 1, 2016.
10.11 **	Change of Control Employment Agreement between the Company and Richard P. Messina made as of July 1, 2016.
10.12 (13)**	Form of Restricted Stock Grant Agreement with non-employee directors	*
10.13 (8)**	Amended STRATTEC SECURITY CORPORATION Employee Stock Purchase Plan	*
10.14 (7)**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012	*
13	Annual Report to Shareholders for the year ended July 3, 2016
21 (3)	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm dated September 8, 2016
31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (17)	18 U.S.C. Section 1350 Certifications
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

*	Previously filed
**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Amendment No. 2 to the Form 10 filed on February 6, 1995.
(2)	Incorporated by reference from the exhibit to the Form 8-K filed on October 7, 2005.
(3)	Incorporated by reference from the exhibit to the June 29, 2008 Form 10-K filed on August 29, 2008.
(4)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.

(5)	Incorporated by reference from the exhibit to the March 28, 2010 Form 10-Q filed on May 6, 2010.
(6)	Incorporated by reference from the exhibit to the July 3, 2011 Form 10-K filed on September 8, 2011.
(7)	Incorporated by reference from the exhibit to the July 1, 2012 Form 10-K filed on September 6, 2012.
(8)	Incorporated by reference from the exhibit to the Form 8-K filed on January 2, 2013.
(9)	Incorporated by reference from the exhibit to the Form 8-K filed on June 25, 2015.
(10)	Incorporated by reference from the exhibit to the Form 8-K filed on December 27, 2013.
(11)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 6, 2014.
(12)	Incorporated by reference from the exhibit to the Form 8-K filed on October 10, 2013.
(13)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2014.
(14)	Incorporated by reference from the exhibit to the Form 10-K filed on September 4, 2015.
(15)	Incorporated by reference from the exhibit to the Form 8-K filed on April 29, 2016.
(16)	Incorporated by reference from the exhibit to the Form 8-K filed on June 24, 2016.
(17)

This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.