Form 10-Q
period 2016-10-02
STRATTEC SECURITY CORP
filed 2016-11-08
CIK 933034

H9DruF4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

or

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

Common stock, par value $0.01 per share: 3,587,921 shares outstanding as of October 3, 2016 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

October 2, 2016

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could,” or the negative of these terms or words of similar meaning. These include statements regarding expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management's or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  foreign currency fluctuations, costs of operations, the volume and scope of product returns and warranty claims and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 8, 2016 with the Securities and Exchange Commission for the year ended July 3, 2016.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	October 2, 2016	September 27, 2015
Net sales	$100,244	$96,513
Cost of goods sold	85,639	80,014
Gross profit	14,605	16,499
Engineering, selling and administrative expenses	11,370	10,574
Income from operations	3,235	5,925
Interest income	41	7
Equity earnings (loss) of joint ventures	62	(293)
Interest expense	(78)	(21)
Other income (expense), net	43	(32)
Income before provision for income taxes and non-controlling interest	3,303	5,586
Provision for income taxes	898	1,754
Net income	2,405	3,832
Net income attributable to non-controlling interest	863	559
Net income attributable to STRATTEC SECURITY CORPORATION	$1,542	$3,273

Comprehensive Income:
Net income	$2,405	$3,832
Pension and postretirement plans, net of tax	475	364
Currency translation adjustments	(1,623)	(2,867)
Other comprehensive loss, net of tax	(1,148)	(2,503)
Comprehensive income	1,257	1,329
Comprehensive income attributable to non-controlling interest	753	400
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$504	$929

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.43	$0.92
Diluted	$0.42	$0.90

Average shares outstanding:
Basic	3,576	3,543
Diluted	3,661	3,617

Cash dividends declared per share	$0.14	$0.13

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	October 2, 2016	July 3, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,069	$15,477
Receivables, net	68,060	63,726
Inventories:
Finished products	10,693	10,137
Work in process	8,788	8,291
Purchased materials	22,045	23,055
Excess and obsolete reserve	(2,840)	(2,800)
Inventories, net	38,686	38,683
Other current assets	14,985	16,565
Total current assets	138,800	134,451
Investment in joint ventures	14,419	14,168
Deferred income taxes	5,018	5,387
Other long-term assets	6,395	3,021
Property, plant and equipment	220,369	216,859
Less: accumulated depreciation	(133,385)	(131,710)
Net property, plant and equipment	86,984	85,149
	$251,616	$242,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,008	$32,416
Accrued Liabilities:
Payroll and benefits	11,127	11,210
Environmental	1,359	1,365
Warranty	9,186	9,228
Other	8,385	9,996
Total current liabilities	67,065	64,215
Borrowings under credit facility	24,000	20,000
Accrued pension obligations	1,491	1,466
Accrued postretirement obligations	1,191	1,262
Other long-term liabilities	925	721
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,209,763 issued shares at October 2, 2016 and 7,188,363 issued shares at July 3, 2016	72	72
Capital in excess of par value	92,567	92,076
Retained earnings	221,767	220,728
Accumulated other comprehensive loss	(38,711)	(37,673)
Less: treasury stock, at cost (3,621,842 shares at October 2, 2016 and 3,622,506 shares at July 3, 2016)	(135,860)	(135,871)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	139,835	139,332
Non-controlling interest	17,109	15,180
Total shareholders’ equity	156,944	154,512
	$251,616	$242,176

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	October 2, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,405	$3,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,760	2,396
Foreign currency transaction gain	(689)	(957)
Unrealized loss on peso forward contracts	899	896
Stock based compensation expense	428	498
Equity (earnings) loss of joint ventures	(62)	293
Change in operating assets and liabilities:
Receivables	(4,433)	1,998
Inventories	(3)	(7,226)
Other assets	(1,372)	610
Accounts payable and accrued liabilities	5,268	1,636
Other, net	(172)	35
Net cash provided by operating activities	5,029	4,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to joint ventures	(850)	(150)
Repayment from loan to joint ventures	75	—
Purchase of property, plant and equipment	(7,446)	(3,865)
Net cash used in investing activities	(8,221)	(4,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	8,000	1,000
Repayments of borrowings under credit facility	(4,000)	(4,500)
Contribution from non-controlling interest of subsidiaries	2,940	—
Dividends paid to non-controlling interests of subsidiaries	(1,764)	(1,568)
Dividends paid	(503)	(466)
Exercise of stock options and employee stock purchases	74	483
Net cash provided by (used in) financing activities	4,747	(5,051)
Foreign currency impact on cash	37	(673)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,592	(5,728)

CASH AND CASH EQUIVALENTS
Beginning of period	15,477	25,695
End of period	$17,069	$19,967
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$487	$954
Interest	$86	$12
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(1,714)	$(35)
Guarantee of joint venture revolving credit facility	$—	$55

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each partner’s company’s products. We also maintain a 51 percent interest in a joint venture, STRATTEC Advanced Logic, LLC (“SAL LLC”), which exists to introduce a new generation of biometric security products based on the designs of Actuator Systems, our partner and the owner of the remaining ownership interest.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of three wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. SAL LLC is located in El Paso, Texas. We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of October 2, 2016 and July 3, 2016, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2016 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2016.

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

In February 2015, the FASB issued an update to the accounting guidance that amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The update is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2015 and August 2015, the FASB issued updates to the accounting guidance for debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and allows an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The guidance updates are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued an update to an accounting standard to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position, which would be a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to adopt this guidance effective July 3, 2016, and have applied the guidance retrospectively.

In February 2016, the FASB issued an update to the accounting guidance for leases. The update increases the transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued an update to the accounting guidance for share-based payments. The update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of such items in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued an update to the accounting guidance on the classification of certain cash receipts and cash payments. The update aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

Derivative Instruments

We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  We executed contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. The peso currency forward contracts include settlement dates that began on October 16, 2015 and end on June 15, 2018.  Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net.

The following table quantifies the outstanding Mexican peso forward contracts as of October 2, 2016 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 14, 2016 - June 15, 2017	$18,000	17.95	$(1,573)
Buy MXP/Sell USD	July 14, 2017 - June 15, 2018	$9,000	19.93	$(215)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	October 2, 2016	July 3, 2016
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$1,592	$107
Other Long-term Liabilities:
Mexican Peso Forward Contracts	$196	$996

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended
	October 2, 2016	September 27, 2015
Not Designated as Hedging Instruments:
Realized Loss	$230	$—
Unrealized Loss	$899	$896

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of October 2, 2016 and July 3, 2016. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2016 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$376	$—	$—
Mid Cap	374	—	—
Large Cap	516	—	—
International	414	—	—
Fixed Income Funds	704	—	—
Cash and Cash Equivalents	—	2	—
Total Assets at Fair Value	$2,384	$2	$—
Liabilities:
Mexican Peso Forward Contracts	$—	$1,788	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the two currencies. There were no transfers between Level 1 and Level 2 assets during the three month period ended October 2, 2016.

Equity Earnings (Loss) Earnings of Joint Ventures

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Net Sales	$25,009	$26,348
Cost of Goods Sold	20,093	21,914
Gross Profit	4,916	4,434
Engineering, Selling and Administrative Expenses	4,015	3,625
Income From Operations	901	809
Other Income (Expense), net	441	(312)
Income before Provision for Income Taxes	1,342	497
Provision for Income Taxes	172	94
Net Income	$1,170	$403
STRATTEC’s Share of VAST LLC Net Income	$390	$134
Intercompany Profit Elimination	—	(1)
STRATTEC’s Equity Earnings of VAST LLC	$390	$133

We hold a 51% ownership interest in a joint venture company, SAL LLC, which exists to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner. SAL LLC had a $1.5 million revolving credit facility (the “SAL Credit Facility”) with BMO Harris Bank N.A., which was fully guaranteed by STRATTEC. The SAL Credit Facility had a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of February 16, 2016 totaled $1.5 million. SAL LLC did not have cash available to pay the outstanding debt balance as of the maturity date. Therefore, STRATTEC made a payment of $1.5 million on its guarantee on February 16, 2016. SAL LLC is considered a variable interest entity based on the STRATTEC guarantee and additional loans from STRATTEC as discussed below. STRATTEC is not the primary beneficiary and does not control the entity. Accordingly, our investment in SAL LLC is accounted for using the equity method. Prior to making the guarantee payment, STRATTEC had a recorded liability related to the guarantee of $1.5 million at February 16, 2016, which amount was equal to the estimated fair value of the guarantee as of this date. STRATTEC’s proportionate share of the guarantee based on our ownership percentage in SAL LLC totaled $765,000 as of February 16, 2016, and accordingly, our investment in SAL LLC included this amount as of this date. Our joint venture partner did not guarantee their proportionate share of the SAL Credit Facility. As a result, we recorded a loss equal to our partner’s proportionate share of the fair value of the STRATTEC guarantee based upon our partner’s ownership interest in the joint venture during our fiscal years 2015 and 2016.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. Payments due Westinghouse under the license agreement were guaranteed by STRATTEC. As of October 2, 2016 and July 3, 2016, STRATTEC has a recorded liability equal to the estimated fair value of the future payments due under this guarantee of $250,000. The liability is included in Other Long-term Liabilities in the accompanying Condensed Consolidated Balance Sheets.

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $1.2 million and $325,000 as of October 2, 2016 and July 3, 2016, respectively. As of October 2, 2016, the outstanding loan amount was eliminated against STRATTEC’s Investment in SAL LLC in the preparation of the consolidated financial statements.

Even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made by loans from STRATTEC to SAL LLC. Therefore, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity (Loss) Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented in this report.

The following are summarized statements of operations for SAL, LLC (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Net Sales	$100	$60
Cost of Goods Sold	87	55
Gross Profit	13	5
Engineering, Selling and Administrative Expenses	337	246
Loss From Operations	(324)	(241)
Other Expense, net	(12)	(8)
Net Loss	$(336)	$(249)
STRATTEC’s Share of Equity Loss of SAL LLC	$(328)	$(249)
Loss on Loan to SAL LLC	—	(150)
Loss on SAL LLC Credit Facility Guarantee	—	(27)
STRATTEC’s Equity Loss of SAL LLC	$(328)	$(426)

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Sales to VAST LLC	$50	$138
Sales to SAL, LLC	$75	$17
Purchases from VAST LLC	$31	$25
Expenses Charged to VAST LLC	$228	$235
Expenses Charged from VAST LLC	$409	$392

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2019. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of the capital contribution totaled $3.06 million. As of October 2, 2016, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	October 2, 2016	July 3, 2016
STRATTEC Credit Facility	$16,000	$11,500
ADAC-STRATTEC Credit Facility	$8,000	$8,500

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
STRATTEC Credit Facility	$12,159	$3,747	1.5%	1.2%
ADAC-STRATTEC Credit Facility	$8,473	$3,137	1.5%	1.2%

Commitments and Contingencies

We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters and employment related matters. It is our opinion that the outcome of such matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. With respect to warranty matters, although we cannot ensure that future costs of warranty claims by customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements.

ADAC STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, is in the process of constructing a new manufacturing facility in Leon, Mexico. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures made through October 2, 2016 for the land, facility and equipment totaled $10.7 million. We anticipate financing the required capital expenditures through a combination of current cash balances, bank loans, and current operating cash flow.

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through October 2, 2016, costs of approximately $515,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.4 million at October 2, 2016 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month period ended October 2, 2016 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, July 3, 2016	$154,512	$139,332	$15,180
Net Income	2,405	1,542	863
Dividend Declared	(503)	(503)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(1,764)	—	(1,764)
Contributions from Non-controlling Interests of Subsidiaries	2,940	—	2,940
Translation adjustments	(1,623)	(1,513)	(110)
Stock Based Compensation	428	428	—
Pension and Postretirement Adjustment, Net of tax	475	475	—
Employee Stock Purchases and Stock Option Exercises	74	74	—
Balance, October 2, 2016	$156,944	$139,835	$17,109

Other Income (Expense), net

Net other income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Foreign Currency Transaction Gain	$689	$957
Unrealized Loss on Peso Forward Contracts	(899)	(896)
Realized Loss on Peso Forward Contracts	(230)	—
Rabbi Trust Gain (Loss)	83	(164)
Other	400	71
	$43	$(32)

Income Taxes

The income tax provisions for the three months periods ended October 2, 2016 and September 27, 2015 were affected by the non-controlling interest portion of our pre-tax income. The reduction in our effective tax rate in the current year quarter as compared to the prior year quarter was due to the increased impact of the non-controlling interest in certain of our subsidiaries. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	October 2, 2016	September 27, 2015
Net Income Attributable to STRATTEC SECURITY CORPORATION	$1,542	$3,273
Less: Income Attributable to Participating Securities	1	21
Net Income Attributable to Common Shareholders	$1,541	$3,252

Basic Weighted Average Shares of Common Stock Outstanding	3,576	3,543
Incremental Shares – Stock based Compensation	85	74
Diluted Weighted Average Shares of Common Stock Outstanding	3,661	3,617

Basic Earnings Per Share	$0.43	$0.92
Diluted Earnings Per Share	$0.42	$0.90

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

The calculation of earnings per share excluded 14,010 and 10,000 share-based payment awards for the three month periods ended October 2, 2016 and September 27, 2015, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of October 2, 2016, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of October 2, 2016 were 204,939. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant. Restricted shares granted prior to August 2014 have voting and dividend rights, regardless of whether the shares are vested or unvested. Restricted shares granted during August 2014 and thereafter have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Prior to August 2015, the restricted stock grants issued vest 3 years after the date of grant. As of August 2015, restricted stock grants issued vest 3 to 5 years after the date of grant.

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

A summary of stock option activity under our stock incentive plan for the three months ended October 2, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 3, 2016	144,998	$28.86
Exercised	(2,200)	$10.92
Outstanding, October 2, 2016	142,798	$29.13	5.2	$1,391
Exercisable, October 2, 2016	133,788	$25.73	5.0	$1,391

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three month periods presented below are as follows (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Intrinsic Value of Options Exercised	$71	$414
Fair Value of Stock Options Vesting	$596	$331

No options were granted during the three month period ended October 2, 2016 or September 27, 2015.

A summary of restricted stock activity under our omnibus stock incentive plan for the three months ended October 2, 2016 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 3, 2016	71,750	$60.05
Granted	27,150	$43.87
Vested	(19,200)	$35.89
Forfeited	(1,800)	$58.24
Nonvested Balance, October 2, 2016	77,900	$60.40

As of October 2, 2016, there was $92,375 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a remaining weighted average period of 0.5 years. As of October 2, 2016, there was approximately $2.5 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates. Benefits under the Qualified Pension Plan are based on years of service and final average compensation. Our policy is to fund the Qualified Pension Plan with at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. Effective December 31, 2009, an amendment to the Qualified Pension Plan discontinued the benefit accruals for salary increases and credited service rendered after that date.  On April 2, 2014, our Board of Directors approved a resolution to terminate the Qualified Pension Plan.  The termination of the Qualified Pension Plan is subject to the Internal Revenue Service’s (“IRS”) determination that the Qualified Pension Plan is qualified on termination.  We believe it will take 18 to 24 months to finalize the complete termination of the Qualified Pension Plan after obtaining IRS approval.  We have not yet received IRS approval that the Qualified Pension Plan is qualified on termination. Additionally, we have amended the Qualified Pension Plan to provide that participants are 100 percent vested in their accrued benefits as of the effective date of the plan termination, to adopt a new standard for disability benefits that will apply when the plan’s assets are distributed due to the termination, to add a lump sum distribution for employees and terminated vested participants who are not in payment status when Qualified Pension Plan assets are distributed due to the termination and to make certain other conforming amendments to the Qualified Pension Plan to comply with applicable laws that may be required by the IRS or may be deemed necessary or advisable to improve the administration of the Qualified Pension Plan or facilitate its termination and liquidation.  We also intend to make contributions to the Trust Fund for the Qualified Pension Plan to ensure that there are sufficient assets to provide all Qualified Pension Plan benefits as of the anticipated distribution date.  The financial impact of the plan termination will be recognized as a settlement of the Qualified Pension Plan liabilities.  The settlement date and related financial impact have not yet been determined.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The Rabbi Trust assets had a value of $2.4 million at October 2, 2016 and $2.3 million at July 3, 2016, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

We also sponsor a postretirement health care plan for all U.S. associates hired prior to June 1, 2001. The expected cost of retiree health care benefits is recognized during the years the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and the benefit is further subject to a maximum five year coverage period based on the associate’s retirement date and age. The postretirement health care plan is unfunded.

Net periodic benefit costs under these plans are allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$14	$12	$3	$3
Interest cost	981	1,076	14	21
Expected return on plan assets	(1,464)	(1,351)	—	—
Amortization of prior service cost (credit)	3	3	(191)	(187)
Amortization of unrecognized net loss	807	599	135	151
Net periodic benefit cost (credit)	$341	$339	$(39)	$(12)

Voluntary contributions of $3 million were made to the Qualified Pension Plan during the three month period ended October 2, 2016. No contributions were made to the Qualified Pension Plan during the three month periods ended September 27, 2015. Additional contributions totaling $2 million are anticipated to be made during the remainder of fiscal 2017.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended October 2, 2016
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2016	$13,155	$24,518	$37,673
Other comprehensive loss before reclassifications	1,623	—	1,623
Income tax	—	—	—
Net other comprehensive loss before reclassifications	1,623	—	1,623
Reclassifications:
Prior service credits (A)	—	188	188
Actuarial gains (A)	—	(941)	(941)
Total reclassifications before tax	—	(753)	(753)
Income tax	—	278	278
Net reclassifications	—	(475)	(475)
Other comprehensive loss (income)	1,623	(475)	1,148
Other comprehensive loss attributable to non- controlling interest	110	—	110
Balance, October 2, 2016	$14,668	$24,043	$38,711

	Three Months Ended September 27, 2015
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2015	$8,221	$18,638	$26,859
Other comprehensive loss before reclassifications	2,867	—	2,867
Income tax	—	—	—
Net other comprehensive loss before reclassifications	2,867	—	2,867
Reclassifications:
Prior service credits (A)	—	188	188
Unrecognized net loss (A)	—	(765)	(765)
Total reclassifications before tax	—	(577)	(577)
Income tax	—	213	213
Net reclassifications	—	(364)	(364)
Other comprehensive loss (income)	2,867	(364)	2,503
Other comprehensive loss attributable to non- controlling interest	159	—	159
Balance, September 27, 2015	$10,929	$18,274	$29,203

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

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2016 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to its Form 10-K on September 8, 2016. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

During fiscal year ended July 3, 2016, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by lower gas prices. Since this time period, we have seen slight increases in gas prices and customer actions in temporarily closing facility production at Ford relating to the F-150 pickup trucks, Focus, Fusion and Escape models and Fiat Chrysler discontinuing production on the Dodge Dart and Chrysler 200 passenger cars. These actions will have an impact on both our second fiscal quarter and full fiscal year sales. As we look out over the next calendar year, the current projections from our third-party forecasting service indicate that North American light vehicle production will remain flat with levels experienced over the past calendar year.

Analysis of Results of Operations

Three months ended October 2, 2016 compared to the three months ended September 27, 2015

	Three Months Ended
	October 2, 2016	September 27, 2015
Net Sales (in millions)	$100.2	$96.5

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	October 2, 2016	September 27, 2015
Fiat Chrysler Automobiles	$23.9	$28.5
General Motors Company	22.0	18.8
Ford Motor Company	15.0	13.6
Tier 1 Customers	17.8	17.7
Commercial and Other OEM Customers	13.6	11.0
Hyundai / Kia	7.9	6.9
	$100.2	$96.5

Sales to Fiat Chrysler Automobiles in the current year quarter decreased in comparison to the prior year quarter due to lower customer vehicle production volume and content on the Chrysler 200, which is to be discontinued in December 2016, and lower content on the new Chrysler Pacifica Minivan. Increased sales to General Motors Company in the current year quarter over the prior year quarter was attributed to higher customer production volumes and content on vehicles for which we supply components. Increased sales to Ford Motor Company in the current year quarter as compared to the prior year quarter were attributed to increased product content on locksets and latches, in particular for the F-150 pick-up truck. Sales to Tier 1 customers were flat in comparison to the prior year quarter. Sales to commercial and other OEM customers during the current year quarter increased in comparison to the prior year quarter due to new customer programs. These customers, along with Tier 1 customers, primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls that have been developed in recent years to complement our historic core business of locks and keys. The increased sales to Hyundai / Kia in the current year quarter over the prior year quarter were due to higher levels of production on vehicles for which we supply components.

	Three Months Ended
	October 2, 2016	September 27, 2015
Cost of Goods Sold (in millions)	$85.6	$80.0

Direct material costs are the most significant component of our cost of goods sold and comprised $56.6 million or 66.1 percent of cost of goods sold in the current year quarter compared to $53.3 million or 66.6 percent of cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $5.6 million or 7.0 percent was due to increased sales volumes in the current year period as compared to the prior year period.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $2.3 million or 8.6 percent to $29.0 million in the current year quarter from $26.7 million in the prior year quarter. The variable portion of these costs increased due to the increased sales volumes in the current year quarter over the prior year quarter. In addition, the current year quarter as compared to the prior year quarter included higher than expected production and expediting costs to meet certain customer schedules, which costs were partially offset by a reduction of approximately $1.7 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods and a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans. The average U.S. dollar / Mexican peso exchange rate increased to approximately 18.73 pesos to the dollar in the current year quarter from approximately 16.37 pesos to the dollar in the prior year quarter.

	Three Months Ended
	October 2, 2016	September 27, 2015
Gross Profit (in millions)	$14.6	$16.5
Gross Profit as a percentage of net sales	14.6%	17.1%

The reduction in gross profit and gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter were the result of agreed upon customer price reductions that became effective at the start of the 2016 calendar year and higher than expected production and expediting costs to meet certain customer schedules, which were partially offset by a favorable Mexican peso to U.S. dollar exchange rate affecting the cost of our Mexican operations and a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	October 2, 2016	September 27, 2015
Expenses (in millions)	$11.4	$10.6
Expenses as a percentage of net sales	11.3%	11.0%

Engineering, selling and administrative expenses increased approximately $800,000 between periods. The increase in these costs in the current year quarter as compared to the prior year quarter was due to higher new product program development costs for which we are utilizing third party vendors for a portion of the development work, partially offset by a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans.

Income from operations in the current year quarter was $3.2 million compared to $5.9 million in the prior year quarter. This reduction in income from operations was the result of a reduction in our gross profit and an increase in engineering, selling and administrative expenses in the current year quarter as compared to the prior year quarter as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Vehicle Access Systems Technology LLC	$390	$133
STRATTEC Advanced Logic, LLC	(328)	(426)
	$62	$(293)

STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of the SAL Credit Facility which is discussed herein. Therefore, during all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support.

Included in other income (expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Foreign Currency Transaction Gain	$689	$957
Unrealized Loss on Peso Forward Contracts	(899)	(896)
Realized Loss on Peso Forward Contracts	(230)	—
Rabbi Trust Gain (Loss)	83	(164)
Other	400	71
	$43	$(32)

Foreign currency transaction gains during the current year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of October 2, 2016 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 27.2 percent for the current year quarter compared to 31.4 percent for the prior year quarter. Our income tax provision for the current year quarter was affected by the increased impact of the non-controlling interest in certain of our subsidiaries. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of October 2, 2016 was as follows (in millions):

Fiat Chrysler Automobiles	$16.6
General Motors Company	$14.9
Ford Motor Company	$9.7

Cash Balances in Mexico

We earn a portion of our operating income in Mexico, which is deemed to be permanently reinvested. As of October 2, 2016, $10.4 million of our $17.1 million cash and cash equivalents balance was deemed to be permanently reinvested in Mexico. A portion of our cash balances in Mexico will be used for future capital expenditures and future plant expansion in Mexico. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash equivalents, cash flows from operations and borrowings under our credit facility to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher effective tax rates, increased interest expense, and dilution of our earnings.

Cash Flow Analysis

	Three Months Ended
	October 2, 2016	September 27, 2015
Cash Flows from (in millions):
Operating Activities	$5.0	$4.0
Investing Activities	$(8.2)	$(4.0)
Financing Activities	$4.7	$(5.1)

Net cash provided by operating activities was $5.0 million during the current year quarter compared to $4.0 million during the prior year quarter. The change in operating cash flow between quarters was impacted by a decrease in working capital requirements in the current year quarter as compared to the prior year quarter, partially offset by a reduction in our operating profit in the current year quarter as compared to the prior year quarter, as discussed above under Analysis of Results of Operations. The decrease in our working capital requirements between quarters was made up of the following working capital changes (in millions):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	October 2, 2016	September 27, 2015	Change
Accounts Receivable	$4.4	$(2.0)	$6.4
Inventory	$-	$7.2	$(7.2)
Other Assets	$1.4	$(0.6)	$2.0
Accounts Payable and Accrued Liabilities	$(5.3)	$(1.6)	$(3.7)

The quarter over quarter change in the accounts receivable balances reflected an increase in accounts receivable balances during the current year quarter compared to a reduction in accounts receivable balances during the prior year quarter. The increase in the accounts receivable balances during the current year quarter reflected higher sales levels toward the end of our current year quarter as compared to the end of our June 2016 quarter. The decrease in accounts receivable balances during the prior year quarter reflected a reduction in outstanding receivable balances related to customer tooling billings as such outstanding balances were collected during that quarter. The quarter over quarter change in inventory reflected an increase in inventory balances during the prior year quarter, which was the result of prepayments of zinc commitments and lower sales of parts we supply for certain customer vehicle programs. The quarter over quarter change in other assets reflected cash contributions of $3 million to our qualified pension plan during the current year quarter while no cash contributions were made during the prior year quarter, partially offset by a larger reduction in income tax recoverable balances in the current year quarter as compared to the prior year quarter, which was based on the required tax provision and the timing and amounts of Federal, state, and foreign tax payments. The quarter over quarter change in accounts payable and accrued liability balances reflected a reduction in cash payments under our incentive bonus plans between quarters. Such cash payments totaled $837,000 in the current year quarter compared to $5.2 million during the prior year quarter.

Net cash used by investing activities of $8.2 million during the current year quarter and $4.0 million during the prior year quarter included capital expenditures of $7.4 million and $3.9 million, respectively. Capital expenditures during each quarter were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year quarter capital expenditures also included $3.7 million related to the construction of a new ADAC-STRATTEC facility and the purchase of related equipment in Leon, Mexico. Refer to discussion under Future Capital Expenditures included herein. Net cash used by investing activities during the current year quarter also included $850,000 of loans to our joint venture, SAL LLC, in support of operating expenses, working capital needs, and the payment of outstanding balances due to STRATTEC for the supply of parts.

Net cash provided by financing activities during the current year quarter of $4.7 million included $8.0 million of additional borrowings under credit facilities and $2.9 million in non-controlling interest contributions to ADAC-STRATTEC LLC in accordance with the ADAC-STRATTEC debt facility provisions, partially offset by repayments of borrowings under credit facilities of $4.0 million, $503,000 of regular quarterly dividend payments to shareholders and $1.8 million of dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities of $5.1 million during the prior year quarter included repayments of borrowings under credit facilities of $4.5 million, $466,000 of regular quarterly dividend payments to shareholders and $1.6 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by $1.0 million of additional borrowings under credit facilities and $483,000 of proceeds received from stock option exercises and related excess tax benefits.

VAST LLC Cash Requirements

No cash capital contributions were made to VAST LLC during the current year quarter or the prior year quarter. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda, will require a capital contribution of approximately $750,000 collectively by all VAST partners to fund operations during the remainder of fiscal year 2017. STRATTEC’s portion of the capital contributions is anticipated to be $250,000.

ADAC-STRATTEC LLC Cash Requirements

As discussed under Future Capital Expenditures included herein, ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, is in the process of constructing a new manufacturing facility in Leon, Mexico. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures made through October 2, 2016 for the land, facility and equipment totaled $10.7 million. We anticipate financing the remaining required capital expenditures through current cash balances, bank loans, and current operating cash flow. In contemplation of this facility construction, effective April 27, 2016, the ADAC-STRATTEC Credit Facility was amended to increase the available borrowings under the credit facility from $10 million to $20 million. Under the terms of the amended credit agreement, a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the quarter ended October 2, 2016. STRATTEC’s portion of the required capital contribution was $3.06 million.

STRATTEC Advanced Logic, LLC Cash Requirements

During all periods presented in this report, STRATTEC provided 100 percent of the financial support to fund the start-up operating losses of SAL LLC due to our partner’s inability to contribute capital to this joint venture. We anticipate STRATTEC will continue to fund 100 percent of the start-up costs through fiscal year 2017.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $30 million in fiscal 2017 in support of requirements for new product programs, the upgrade and replacement of existing equipment, and the construction of a new facility in Leon, Mexico. Capital expenditures totaled $7.4 million for the three month period ended October 2, 2016. On March 17, 2016, ASdM purchased land in Leon, Mexico. ASdM is in the process of constructing a new manufacturing facility on this land. This facility is expected to be used primarily to paint and assemble door handle products and is expected to be completed and operational at the end of fiscal year 2017. Currently, the ADAC-STRATTEC LLC joint venture has net sales of approximately $60 million. With newly awarded customer business, we anticipate net sales will increase to approximately $120 million within the next two years. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures made through October 2, 2016 for the land, facility and equipment totaled $10.7 million. We anticipate financing the required capital expenditures through a combination of current cash balances, bank loans, and current operating cash flow.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at October 2, 2016. A total of 3,655,322 shares have been repurchased over the life of the program through October 2, 2016, at a cost of approximately $136.4 million. No shares were repurchased during the three month periods ended October 2, 2016 or September 27, 2015. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2017.

Credit Facilities

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2019. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of this capital contribution totaled $3.06 million. Outstanding borrowings under the STRATTEC Credit Facility totaled $16.0 million at October 2, 2016 and $11.5 million at July 3, 2016. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $12.2 million and 1.5 percent, respectively, during the three months ended October 2, 2016. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $8.0 million at October 2, 2016 and $8.5 million at July 3, 2016. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $8.5 million and 1.5 percent, respectively, during the three months ended October 2, 2016.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due Westinghouse under this license agreement. As of October 2, 2016, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the license agreement and the estimated fair value of the guarantee as of October 2, 2016. See further discussion under Equity (Loss) Earnings of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

Inflation and Other Changes in Prices

Inflation Related Items:  Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. We have contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Refer to discussion under Item 3 Quantitative and Qualitative Disclosures About Market Risk included herein.

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

VAST LLC has investments in Sistema de Acesso Veicular Ltda, VAST Fuzhou, VAST Great Shanghai, VAST Shanghai Co. and Minda-VAST Access Systems. Sistema de Acesso Veicular Ltda is located in Brazil and services customers in South America. VAST Fuzhou, VAST Great Shanghai and VAST Shanghai Co. (collectively known as VAST China), provide a base of operations to service our automotive customers in the Asian market. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

Effective April 30, 2015, VAST LLC executed an agreement with Minda Management Services Limited to become a 50:50 joint venture partner in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India.  This joint venture entity was renamed Minda-VAST Access Systems (“Minda-VAST”). Minda Management Services Limited is an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”). Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India.  They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket.

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $390,000 during the three months ended October 2, 2016 and $133,000 during the three months ended September 27, 2015. No capital contributions were made to VAST LLC during the three month periods ended October 2, 2016 and September 27, 2015.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $479,000 during the three months ended October 2, 2016 and approximately $647,000 during the three months ended September 27, 2015. In accordance with the provisions of the ADAC-STRATTEC Credit Facility a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the three month period ended October 2, 2016. STRATTEC’s portion of this capital contribution totaled $3.06 million. No capital contributions to ADAC-STRATTEC LLC were made during the three month period ended September 27, 2015.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $35,000 during the three months ended October 2, 2016 and decreased net income to STRATTEC of approximately $1.1 million during the three months ended September 27, 2015.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in an equity loss of joint ventures to STRATTEC of approximately $328,000 during the three months ended October 2, 2016 and approximately $426,000 during the three months ended September 27, 2015. Effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of a SAL Credit Facility. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC began recognizing 100 percent of the losses of SAL LLC up to our committed financial support through Equity (Loss) Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. See further discussion under Equity (Loss) Earnings of Joint Ventures included in Notes to Condense Consolidated Financial Statements herein.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At October 2, 2016, we had $24.0 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the three months ended October 2, 2016 was $78,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency: We are subject to foreign currency exchange rate exposure related to the U.S. dollar costs of our manufacturing operations in Mexico. A portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. We have executed contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. The current peso currency forward contracts include settlement dates that began on October 16, 2015 and end on June 15, 2018. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net.

The following table quantifies the outstanding Mexican peso forward contracts as of October 2, 2016 (thousands of dollars, except average forward contract exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 14, 2016 - June 15, 2017	$18,000	17.95	$(1,573)
Buy MXP/Sell USD	July 14, 2017 - June 15, 2018	$9,000	19.93	$(215)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	October 2, 2016	July 3, 2016
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$1,592	$107
Other Long-term Liabilities:
Mexican Peso Forward Contracts	$196	$996

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended
	October 2, 2016	September 27, 2015
Not Designated as Hedging Instruments:
Realized Loss	$230	$—
Unrealized Loss	$899	$896

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 8, 2016.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through October 2, 2016, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended October 2, 2016.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 8, 2016	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)