Form 10-Q
period 2017-01-01
STRATTEC SECURITY CORP
filed 2017-02-09
CIK 933034

H9DruF4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

or

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

Common stock, par value $0.01 per share: 3,668,787 shares outstanding as of January 2, 2017 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

January 1, 2017

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net sales	$98,945	$102,511	$199,189	$199,024
Cost of goods sold	85,450	83,901	171,089	163,915
Gross profit	13,495	18,610	28,100	35,109
Engineering, selling and administrative expenses	11,329	11,196	22,699	21,770
Income from operations	2,166	7,414	5,401	13,339
Interest income	39	8	80	15
Equity earnings (loss) of joint ventures	229	(22)	291	(315)
Interest expense	(98)	(23)	(176)	(44)
Other income, net	711	350	754	318
Income before provision for income taxes and non- controlling interest	3,047	7,727	6,350	13,313
Provision for income taxes	1,410	2,514	2,308	4,268
Net income	1,637	5,213	4,042	9,045
Net income attributable to non-controlling interest	1,239	1,810	2,102	2,369
Net income attributable to STRATTEC SECURITY CORPORATION	$398	$3,403	$1,940	$6,676

Comprehensive Income:
Net income	$1,637	$5,213	$4,042	$9,045
Pension and postretirement plans, net of tax	474	364	949	728
Currency translation adjustments	(3,408)	(488)	(5,031)	(3,355)
Other comprehensive loss, net of tax	(2,934)	(124)	(4,082)	(2,627)
Comprehensive (loss) income	(1,297)	5,089	(40)	6,418
Comprehensive income attributable to non-controlling interest	346	1,779	1,099	2,179
Comprehensive (loss) income attributable to STRATTEC SECURITY CORPORATION	$(1,643)	$3,310	$(1,139)	$4,239

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.11	$0.95	$0.54	$1.87
Diluted	$0.11	$0.93	$0.53	$1.83

Average shares outstanding:
Basic	3,589	3,563	3,583	3,553
Diluted	3,667	3,624	3,664	3,621

Cash dividends declared per share	$0.14	$0.13	$0.28	$0.26

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	January 1, 2017	July 3, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,190	$15,477
Receivables, net	59,393	63,726
Inventories:
Finished products	11,740	10,137
Work in process	9,297	8,291
Purchased materials	21,392	23,055
Excess and obsolete reserve	(3,343)	(2,800)
Inventories, net	39,086	38,683
Other current assets	14,966	16,565
Total current assets	121,635	134,451
Investment in joint ventures	14,713	14,168
Deferred income taxes	4,214	5,387
Other long-term assets	8,899	3,021
Property, plant and equipment	226,382	216,859
Less: accumulated depreciation	(135,241)	(131,710)
Net property, plant and equipment	91,141	85,149
	$240,602	$242,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,294	$32,416
Accrued Liabilities:
Payroll and benefits	10,709	11,210
Environmental	1,320	1,365
Warranty	7,805	9,228
Other	9,023	9,996
Total current liabilities	61,151	64,215
Borrowings under credit facility	20,000	20,000
Accrued pension obligations	1,517	1,466
Accrued postretirement obligations	1,144	1,262
Other long-term liabilities	1,195	721
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,212,353 issued shares at January 1, 2017 and 7,188,363 issued shares at July 3, 2016	72	72
Capital in excess of par value	93,008	92,076
Retained earnings	221,662	220,728
Accumulated other comprehensive loss	(40,752)	(37,673)
Less: treasury stock, at cost (3,621,166 shares at January 1, 2017 and 3,622,506 shares at July 3, 2016)	(135,850)	(135,871)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	138,140	139,332
Non-controlling interest	17,455	15,180
Total shareholders’ equity	155,595	154,512
	$240,602	$242,176

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	January 1, 2017	December 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,042	$9,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,647	5,075
Foreign currency transaction gain	(2,497)	(1,321)
Unrealized loss on peso forward contracts	1,563	867
Stock based compensation expense	792	870
Equity (earnings) loss of joint ventures	(291)	315
Change in operating assets and liabilities:
Receivables	4,085	(2,132)
Inventories	(403)	(10,434)
Other assets	(2,541)	(226)
Accounts payable and accrued liabilities	(248)	1,161
Other, net	(148)	—
Net cash provided by operating activities	10,001	3,220
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(100)	(220)
Loan to joint ventures	(1,400)	(150)
Repayment from loan to joint ventures	75	—
Purchase of property, plant and equipment	(16,329)	(8,095)
Net cash used in investing activities	(17,754)	(8,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	21,000	5,500
Repayments of borrowings under credit facility	(21,000)	(5,500)
Contribution from non-controlling interest of subsidiaries	2,940	—
Dividends paid to non-controlling interests of subsidiaries	(1,764)	(1,568)
Dividends paid	(1,006)	(932)
Exercise of stock options and employee stock purchases	160	584
Net cash provided by (used in) financing activities	330	(1,916)
Foreign currency impact on cash	136	(611)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,287)	(7,772)

CASH AND CASH EQUIVALENTS
Beginning of period	15,477	25,695
End of period	$8,190	$17,923
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,026	$2,395
Interest	$167	$43
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(2,051)	$456
Guarantee of joint venture revolving credit facility	$—	$105

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of January 1, 2017 and July 3, 2016, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2016 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2016.

New Accounting Standards

In May 2014, the FASB issued an update to the accounting guidance for the recognition of revenue arising from contracts with customers. The update supersedes most current revenue recognition guidance and outlines a single comprehensive model for revenue recognition based on the principle that an entity should recognize revenue in an amount that reflects the expected consideration to be received in the exchange of goods and services. The guidance update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance permits two methods of adoption: the full retrospective method, which requires retrospective restatement of each prior reporting period presented, or the cumulative catch-up transition method, which requires the cumulative effect of initially applying the guidance be recognized at the date of initial application. We currently anticipate adopting the standard using the full retrospective method. The guidance update is effective for annual reporting periods beginning after December 15, 2017 and becomes effective for us at the beginning of our 2019 fiscal year. We do not anticipate early adoption. Our ability to adopt using the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements. While we are continuing to assess all potential impacts of the standard, we currently anticipate changes to revenue recognition of customer owned tooling and engineering recoveries. We expect revenue related to parts shipped under our production contracts to remain unchanged.

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

The following table quantifies the outstanding Mexican peso forward contracts as of January 1, 2017 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 13, 2017 - June 15, 2017	$12,000	17.95	$1,686
Buy MXP/Sell USD	July 14, 2017 - June 15, 2018	$12,000	20.37	$766

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	January 1, 2017	July 3, 2016
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$1,992	$107
Other Long-term Liabilities:
Mexican Peso Forward Contracts	$460	$996

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income and consisted of the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Not Designated as Hedging Instruments:
Realized Loss	$(576)	$(178)	$(806)	$(178)
Unrealized (Loss) Gain	$(664)	$29	$(1,563)	$(867)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of January 1, 2017 and July 3, 2016. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2017 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$399	$—	$—
Mid Cap	382	—	—
Large Cap	536	—	—
International	406	—	—
Fixed Income Funds	694	—	—
Cash and Cash Equivalents	—	1	—
Total Assets at Fair Value	$2,417	$1	$—
Liabilities:
Mexican Peso Forward Contracts	$—	$2,452	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the two currencies. There were no transfers between Level 1 and Level 2 assets during the six month period ended January 1, 2017.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net Sales	$34,007	$31,402	$59,016	$57,750
Cost of Goods Sold	27,124	25,497	47,217	47,411
Gross Profit	6,883	5,905	11,799	10,339
Engineering, Selling and Administrative Expenses	5,212	4,491	9,227	8,116
Income From Operations	1,671	1,414	2,572	2,223
Other Income (Expense), net	730	(150)	1,171	(462)
Income before Provision for Income Taxes	2,401	1,264	3,743	1,761
Provision for Income Taxes	405	217	577	311
Net Income	$1,996	$1,047	$3,166	$1,450
STRATTEC’s Share of VAST LLC Net Income	$665	$349	$1,055	$483
Intercompany Profit Elimination	(23)	(4)	(22)	(5)
STRATTEC’s Equity Earnings of VAST LLC	$642	$345	$1,033	$478

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

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. Payments due Westinghouse under the license agreement were guaranteed by STRATTEC. As of January 1, 2017 and July 3, 2016, STRATTEC has a recorded liability equal to the estimated fair value of the future payments due under this guarantee of $250,000. The liability is included in Other Long-term Liabilities in the accompanying Condensed Consolidated Balance Sheets.

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $1.7 million and $325,000 as of January 1, 2017 and July 3, 2016, respectively. As of January 1, 2017, the outstanding loan amount was eliminated against STRATTEC’s Investment in SAL LLC in the preparation of the consolidated financial statements.

Even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made by loans from STRATTEC to SAL LLC. Therefore, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity (Loss) Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented in this report.

The following are summarized statements of operations for SAL, LLC (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net Sales	$96	$65	$196	$125
Cost of Goods Sold	97	40	184	95
Gross Profit	(1)	25	12	30
Engineering, Selling and Administrative Expenses	369	358	706	604
Loss From Operations	(370)	(333)	(694)	(574)
Other Expense, net	(35)	(10)	(47)	(18)
Net Loss	$(405)	$(343)	$(741)	$(592)
STRATTEC’s Share of Equity Loss of SAL LLC	$(413)	$(343)	$(741)	$(592)
Loss on Loan to SAL LLC	—	—	—	(150)
Loss on SAL LLC Credit Facility Guarantee	—	(24)	—	(51)
STRATTEC’s Equity Loss of SAL LLC	$(413)	$(367)	$(741)	$(793)

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Sales to VAST LLC	$50	$72	$103	$210
Sales to SAL, LLC	$52	$27	$127	$44
Purchases from VAST LLC	$71	$38	$102	$63
Expenses Charged to VAST LLC	$226	$176	$454	$411
Expenses Charged from VAST LLC	$349	$405	$758	$797

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2019. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of the capital contribution totaled $3.06 million. As of January 1, 2017, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	January 1, 2017	July 3, 2016
STRATTEC Credit Facility	$9,000	$11,500
ADAC-STRATTEC Credit Facility	$11,000	$8,500

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
STRATTEC Credit Facility	$13,673	$3,646	1.5%	1.2%
ADAC-STRATTEC Credit Facility	$8,703	$3,054	1.6%	1.3%

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

ADAC STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, is in the process of constructing a new manufacturing facility in Leon, Mexico. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures made through January 1, 2017 for the land, facility and equipment totaled $15.2 million. We anticipate financing the remaining required capital expenditures through a combination of current cash balances, bank loans, and current operating cash flow.

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through January 1, 2017, costs of approximately $555,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at January 1, 2017 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the six month period ended January 1, 2017 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, July 3, 2016	$154,512	$139,332	$15,180
Net Income	4,042	1,940	2,102
Dividend Declared	(1,005)	(1,005)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(1,764)	—	(1,764)
Contributions from Non-controlling Interests of Subsidiaries	2,940	—	2,940
Translation adjustments	(5,031)	(4,028)	(1,003)
Stock Based Compensation	792	792	—
Pension and Postretirement Adjustment, Net of tax	949	949	—
Employee Stock Purchases and Stock Option Exercises	160	160	—
Balance, January 1, 2017	$155,595	$138,140	$17,455

Other Income, net

Net other income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Foreign Currency Transaction Gain	$1,808	$364	$2,497	$1,321
Unrealized (Loss) Gain on Peso Forward Contracts	(664)	29	(1,563)	(867)
Realized Loss on Peso Forward Contracts	(576)	(178)	(806)	(178)
Rabbi Trust Gain (Loss)	32	60	115	(104)
Other	111	75	511	146
	$711	$350	$754	$318

Income Taxes

The income tax provisions for the three and six months periods ended January 1, 2017 and December 27, 2015 were affected by the non-controlling interest portion of our pre-tax income. The reduction in our effective tax rate in the current year periods as compared to the prior year periods was due to the increased impact of the non-controlling interest in certain of our subsidiaries. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. Additionally, the income tax provision for the three and six month periods ended January 1, 2017 included $424,000 related to the recognition of a deferred tax liability resulting from a change in assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. Accordingly, we did not previously record deferred income taxes on these earnings in our financial statements. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings are no longer considered permanently reinvested. We repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017, recognized the deferred tax liability resulting from the change in assertion, and concluded that, with some restrictions and tax implications, the remaining current and future accumulated undistributed earnings of these subsidiaries will be available for repatriation as deemed necessary.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net Income Attributable to STRATTEC SECURITY CORPORATION	$398	$3,403	$1,940	$6,676
Less: Income Attributable to Participating Securities	—	21	1	42
Net Income Attributable to Common Shareholders	$398	$3,382	$1,939	$6,634

Basic Weighted Average Shares of Common Stock Outstanding	3,589	3,563	3,583	3,553
Incremental Shares – Stock based Compensation	78	61	81	68
Diluted Weighted Average Shares of Common Stock Outstanding	3,667	3,624	3,664	3,621

Basic Earnings Per Share	$0.11	$0.95	$0.54	$1.87
Diluted Earnings Per Share	$0.11	$0.93	$0.53	$1.83

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

The calculation of earnings per share excluded 14,010 and 10,000 share-based payment awards as of January 1, 2017 and December 27, 2015, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of January 1, 2017, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of January 1, 2017 were 204,939. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant as determined by the Compensation Committee of the Board of Directors. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of three years from the date of grant. Restricted shares granted prior to August 2014 have voting and dividend rights, regardless of whether the shares are vested or unvested. Restricted shares granted during August 2014 and thereafter have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Prior to August 2016, the restricted stock grants issued vest 3 to 5 years after the date of grant. As of August 2016, restricted stock grants issued vest 1 to 5 years after the date of grant as determined by the Compensation Committee of the Board of Directors.

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

A summary of stock option activity under our stock incentive plan for the six months ended January 1, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 3, 2016	144,998	$28.86
Exercised	(4,490)	$18.88
Outstanding, January 1, 2017	140,508	$29.18	4.9	$1,918
Exercisable, January 1, 2017	131,498	$25.71	4.7	$1,918

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and six month periods presented below are as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Intrinsic Value of Options Exercised	$26	$115	$97	$529
Fair Value of Stock Options Vesting	$—	—	$566	$331

No options were granted during the six month period ended January 1, 2017 or December 27, 2015.

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended January 1, 2017 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 3, 2016	71,750	$60.05
Granted	27,150	$43.87
Vested	(19,500)	$35.96
Forfeited	(1,800)	$58.24
Nonvested Balance, January 1, 2017	77,600	$60.48

As of January 1, 2017, there was $66,000 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a remaining weighted average period of 0.4 years. As of January 1, 2017, there was approximately $2.1 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

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

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The Rabbi Trust assets had a value of $2.4 million at January 1, 2017 and $2.3 million at July 3, 2016, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

Net periodic benefit costs under these plans are allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Service cost	$13	$13	$4	$3
Interest cost	981	1,076	13	22
Expected return on plan assets	(1,463)	(1,352)	—	—
Amortization of prior service cost (credit)	3	3	(191)	(188)
Amortization of unrecognized net loss	807	599	134	151
Net periodic benefit cost (credit)	$341	$339	$(40)	$(12)

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Service cost	$27	$25	$7	$6
Interest cost	1,962	2,152	27	43
Expected return on plan assets	(2,927)	(2,703)	—	—
Amortization of prior service cost (credit)	6	6	(382)	(375)
Amortization of unrecognized net loss	1,614	1,198	269	302
Net periodic benefit cost (credit)	$682	$678	$(79)	$(24)

Voluntary contributions of $5 million were made to the Qualified Pension Plan during the six month period ended January 1, 2017. No contributions were made to the Qualified Pension Plan during the six month periods ended December 27, 2015. No additional contributions are anticipated to be made during the remainder of fiscal 2017.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Six Months Ended January 1, 2017
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2016	$13,155	$24,518	$37,673
Other comprehensive loss before reclassifications	5,031	—	5,031
Income tax	—	—	—
Net other comprehensive loss before Reclassifications	5,031	—	5,031
Reclassifications:
Prior service credits (A)	—	376	376
Actuarial gains (A)	—	(1,883)	(1,883)
Total reclassifications before tax	—	(1,507)	(1,507)
Income tax	—	558	558
Net reclassifications	—	(949)	(949)
Other comprehensive loss (income)	5,031	(949)	4,082
Other comprehensive loss attributable to non- controlling interest	1,003	—	1,003
Balance, January 1, 2017	$17,183	$23,569	$40,752

	Six Months Ended December 27, 2015
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2015	$8,221	$18,638	$26,859
Other comprehensive loss before reclassifications	3,355	—	3,355
Income tax	—	—	—
Net other comprehensive loss before Reclassifications	3,355	—	3,355
Reclassifications:
Prior service credits (A)	—	376	376
Unrecognized net loss (A)	—	(1,530)	(1,530)
Total reclassifications before tax	—	(1,154)	(1,154)
Income tax	—	426	426
Net reclassifications	—	(728)	(728)
Other comprehensive loss (income)	3,355	(728)	2,627
Other comprehensive loss attributable to non- controlling interest	190	—	190
Balance, December 27, 2015	$11,386	$17,910	$29,296

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Cost of Goods Sold and Engineering, Selling and Administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

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

Outlook

During the fiscal year ended July 3, 2016, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by lower gas prices. Following the end of our fiscal 2016, we have seen slight increases in gas prices and customer actions from Ford to temporarily close facility production relating to the F-150 pickup trucks, Focus, Fusion and Escape models during our fiscal 2017 first quarter and from Fiat Chrysler to discontinue production on the Dodge Dart and Chrysler 200 passenger cars during our 2017 second fiscal quarter. The above actions impacted our second fiscal quarter sales and operating results and will carry into our full fiscal year sales and operating performance. As we look out over the next calendar year, the current sales projections from our third party forecasting service indicate that North American light vehicle production will remain flat with levels experienced during calendar year 2016. Moreover, our capital spending will remain high during the next six months as we complete the construction of our new paint and assembly facility in Leon, Mexico. Finally, it is too early to forecast what actions the new administration in Washington D.C. may take that may impact the automotive industry, if any.

Analysis of Results of Operations

Three months ended January 1, 2017 compared to the three months ended December 27, 2015

	Three Months Ended
	January 1, 2017	December 27, 2015
Net Sales (in millions)	$98.9	$102.5

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	January 1, 2017	December 27, 2015
Fiat Chrysler Automobiles	$22.8	$31.8
General Motors Company	22.2	20.7
Ford Motor Company	14.3	14.1
Tier 1 Customers	17.3	15.7
Commercial and Other OEM Customers	13.6	11.5
Hyundai / Kia	8.7	8.7
	$98.9	$102.5

Sales to Fiat Chrysler Automobiles in the current year quarter decreased in comparison to the prior year quarter due to lower customer vehicle production volume and lower content on components we supply, in particular on the Chrysler 200, which was discontinued in December 2016, and lower volume on the new Chrysler Pacifica Minivan. Increased sales to General Motors Company in the current year quarter over the prior year quarter was attributed to higher customer production volumes for vehicles for which we supply components, partially offset by agreed upon price reductions that became effective as of the start of the 2016 calendar year. Sales to Ford Motor Company and Hyundai / Kia in the current year quarter were flat in comparison to the prior year quarter. Sales to Tier 1 Customers and Commercial and Other OEM Customers each increased during the current year quarter in comparison to the prior year quarter. These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls that have been developed in recent years to complement our historic core business of locks and keys.

	Three Months Ended
	January 1, 2017	December 27, 2015
Cost of Goods Sold (in millions)	$85.4	$83.9

Direct material costs are the most significant component of our cost of goods sold and comprised $55.7 million or 65.2 percent of cost of goods sold in the current year quarter compared to $57.0 million or 67.9 percent of cost of goods sold in the prior year quarter. The decrease in our direct material costs between these quarters of $1.3 million or 2.3 percent was due to reduced sales volumes in the current year quarter as compared to the prior year quarter and a product sales mix which included reduced sales of power access products in the current year quarter as compared to the prior year quarter. The power access products typically have higher purchased content as compared to our other product groups. These reductions were partially offset by increased scrap and sorting costs resulting from internal manufacturing process quality issues incurred in the current year period as compared to the prior year period.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $2.8 million or 4.9 percent to $29.7 million in the current year quarter from $26.9 million in the prior year quarter. The current year quarter as compared to the prior year quarter included higher payroll, benefit, outside service, and maintenance costs related to quality improvement initiatives, higher than expected production and expediting costs to meet certain customer schedules, higher wage costs for our Mexico operations resulting from wage increases implemented to encourage work force retention in consideration of the peso devaluation, and start-up costs related to our new Leon, Mexico facility. These costs were partially offset by a reduction of approximately $2.2 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods as well as a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans between quarters of $440,000. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.87 pesos to the dollar in the current year quarter from approximately 16.73 pesos to the dollar in the prior year quarter.

	Three Months Ended
	January 1, 2017	December 27, 2015
Gross Profit (in millions)	$13.5	$18.6
Gross Profit as a percentage of net sales	13.6%	18.2%

The reduction in gross profit and gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter were the result of agreed upon customer price reductions that became effective at the start of the 2016 calendar year, a less favorable sales mix in the current year quarter as compared to the prior year quarter reducing gross profit margins in the current year quarter, which current year quarter included lower sales in the power access and OEM service product lines as compared to the prior year quarter, which reduced gross profit margins in the current year quarter, increased costs related to quality improvement initiatives, higher than expected production and expediting costs to meet certain customer schedules, higher wage costs for our Mexico operations, and start-up costs incurred related to our new Leon, Mexico facility, all of which were partially offset by a favorable Mexican peso to U.S. dollar exchange rate affecting the cost of our Mexican operations and a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans during the current year quarter, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	January 1, 2017	December 27, 2015
Expenses (in millions)	$11.3	$11.2
Expenses as a percentage of net sales	11.4%	10.9%

Engineering, selling and administrative expenses were consistent between periods. The current year quarter as compared to the prior year quarter included higher new product program development costs for which we are utilizing third party vendors for a portion of the development work, which costs were offset by a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans between quarters of $400,000.

Income from operations in the current year quarter was $2.2 million compared to $7.4 million in the prior year quarter. This reduction in income from operations between quarters was the result of a reduction in our gross profit in the current year quarter as compared to the prior year quarter as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	January 1, 2017	December 27, 2015
Vehicle Access Systems Technology LLC	$642	$345
STRATTEC Advanced Logic, LLC	(413)	(367)
	$229	$(22)

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

Included in other income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	January 1, 2017	December 27, 2015
Foreign Currency Transaction Gain	$1,808	$364
Unrealized (Loss) Gain on Peso Forward Contracts	(664)	29
Realized Loss on Peso Forward Contracts	(576)	(178)
Rabbi Trust Gain	32	60
Other	111	75
	$711	$350

Foreign currency transaction gains during the current year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of January 1, 2017 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 46.3 percent for the current year quarter compared to 32.5 percent for the prior year quarter. Our income tax provision for the current year quarter was affected by the increased impact of the non-controlling interest in certain of our subsidiaries. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. Additionally, the income tax provision for the three month period ended January 1, 2017 included $424,000 related to the recognition of a deferred tax liability resulting from a change in assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. Accordingly, we did not previously record deferred income taxes on these earnings in our financial statements. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings are no longer considered permanently reinvested. We repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017, recognized the deferred tax liability resulting from the change in assertion, and concluded that, with some restrictions and tax implications, the remaining current and future accumulated undistributed earnings of these subsidiaries will be available for repatriation as deemed necessary.

Six months ended January 1, 2017 compared to the six months ended December 27, 2015

	Six Months Ended
	January 1, 2017	December 27, 2015
Net Sales (in millions)	$199.2	$199.0

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	January 1, 2017	December 27, 2015
Fiat Chrysler Automobiles	$46.6	$60.3
General Motors Company	44.2	39.5
Ford Motor Company	29.3	27.7
Tier 1 Customers	35.2	33.4
Commercial and Other OEM Customers	27.2	22.5
Hyundai / Kia	16.7	15.6
	$199.2	$199.0

Sales to Fiat Chrysler Automobiles in the current year period decreased in comparison to the prior year period due to lower customer vehicle production volume and lower content on components we supply, in particular on the Chrysler 200, which was discontinued in December 2016, and lower volume on the new Chrysler Pacifica Minivan. Increased sales to General Motors Company in the current year period over the prior year period was attributed to higher customer production volumes and content on vehicles for which we supply components, partially offset by agreed upon price reductions that became effective as of the start of the 2016 calendar year. Increased sales to Ford Motor Company in the current year period as compared to the prior year period were attributed to increased product content on locksets and latches, in particular for the F-150 pick-up truck. Sales to Tier 1 Customers and Commercial and other OEM Customers during the current year period increased in comparison to the prior year period. These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls that have been developed in recent years to complement our historic core business of locks and keys. The increased sales to Hyundai / Kia in the current year period over the prior year period were due to higher levels of production on vehicles for which we supply components.

	Six Months Ended
	January 1, 2017	December 27, 2015
Cost of Goods Sold (in millions)	$171.1	$163.9

Direct material costs are the most significant component of our cost of goods sold and comprised $112.3 million or 65.6 percent of cost of goods sold in the current year period compared to $110.3 million or 67.3 percent of cost of goods sold in the prior year period. The increase in our direct material costs between these quarters of $2.0 million or 1.8 percent was due to increased scrap and sorting costs resulting from internal manufacturing process quality issues incurred in the current year period as compared to the prior year period.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $5.2 million or 9.7 percent to $58.8 million in the current year period from $53.6 million in the prior year period. The current year period as compared to the prior year period included higher payroll, benefit, outside service, and maintenance costs related to quality improvement initiatives, higher than expected production and expediting costs to meet certain customer schedules, higher wage costs for our Mexico operations resulting from wage increases implemented to encourage work force retention in consideration of the peso devaluation, and start-up costs related to our new Leon, Mexico facility. These costs were partially offset by a reduction of approximately $3.8 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate between these six month periods as well as a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans between periods of $1.0 million. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.30 pesos to the dollar in the current year period from approximately 16.55 pesos to the dollar in the prior year period.

	Six Months Ended
	January 1, 2017	December 27, 2015
Gross Profit (in millions)	$28.1	$35.1
Gross Profit as a percentage of net sales	14.1%	17.6%

The reduction in gross profit and gross profit as a percentage of net sales in the current year period as compared to the prior year period were the result of agreed upon customer price reductions that became effective at the start of the 2016 calendar year, a less favorable sales mix in the current year period as compared to the prior year period, which current year period included lower sales in the power access and OEM service product lines as compared to the prior year period reducing gross profit margins in the current year period, increased costs related to quality improvement initiatives, higher than expected production and expediting costs to meet certain customer schedules, higher wage costs for our Mexico operations, and start-up costs incurred related to our new Leon, Mexico facility, all of which were partially offset by a favorable Mexican peso to U.S. dollar exchange rate affecting the cost of our Mexican operations and a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans during the current year to date period, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Six Months Ended
	January 1, 2017	December 27, 2015
Expenses (in millions)	$22.7	$21.8
Expenses as a percentage of net sales	11.4%	10.9%

Engineering, selling and administrative expenses increased approximately $900,000 between periods. The increase in these costs in the current year period as compared to the prior year period was due to higher new product program development costs for which we are utilizing third party vendors for a portion of the development work, partially offset by a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans between periods of $800,000.

Income from operations in the current year period was $5.4 million compared to $13.3 million in the prior year period. This reduction in income from operations was the result of a reduction in our gross profit and an increase in engineering, selling and administrative expenses in the current year period as compared to the prior year period as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Six Months Ended
	January 1, 2017	December 27, 2015
Vehicle Access Systems Technology LLC	$1,032	$478
STRATTEC Advanced Logic, LLC	(741)	(793)
	$291	$(315)

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

Included in other income, net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	January 1, 2017	December 27, 2015
Foreign Currency Transaction Gain	$2,497	$1,321
Unrealized Loss on Peso Forward Contracts	(1,563)	(867)
Realized Loss on Peso Forward Contracts	(806)	(178)
Rabbi Trust Gain (Loss)	115	(104)
Other	511	146
	$754	$318

Foreign currency transaction gains during the current year period resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of January 1, 2017 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 36.3 percent for the current year period compared to 32.1 percent for the prior year period. Our income tax provision for the current year period was affected by the increased impact of the non-controlling interest in certain of our subsidiaries. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. Additionally, the income tax provision for the six month period ended January 1, 2017 included $424,000 related to the recognition of a deferred tax liability resulting from a change in assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. Accordingly, we did not previously record deferred income taxes on these earnings in our financial statements. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings are no longer considered permanently reinvested. We repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017, recognized the deferred tax liability resulting from the change in assertion, and concluded that, with some restrictions and tax implications, the remaining current and future accumulated undistributed earnings of these subsidiaries will be available for repatriation as deemed necessary.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of January 1, 2017 was as follows (in millions):

Fiat Chrysler Automobiles	$13.1
General Motors Company	$12.7
Ford Motor Company	$9.4

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. During the three month period ended January 1, 2017, we changed our assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings are no longer considered permanently reinvested. We repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017. As of January 1, 2017, $1.9 million of our $8.2 million cash and cash equivalents balance was held in Mexico. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary.

Cash Flow Analysis

	Six Months Ended
	January 1, 2017	December 27, 2015
Cash Flows from (in millions):
Operating Activities	$10.0	$3.2
Investing Activities	$(17.8)	$(8.5)
Financing Activities	$0.3	$(1.9)

The change in operating cash flow between periods was impacted by a decrease in working capital requirements in the current year period as compared to the prior year period of $12.5 million, partially offset by a reduction in our operating profit in the current year period as compared to the prior year period, as discussed above under Analysis of Results of Operations. The decrease in our working capital requirements between periods was made up of the following working capital changes (in millions):

	Increase (Decrease) in Working Capital Requirements
	Six Months Ended
	January 1, 2017	December 27, 2015	Change
Accounts Receivable	$(4.0)	$2.1	$(6.1)
Inventory	$0.4	$10.4	$(10.0)
Other Assets	$2.5	$0.2	$2.3
Accounts Payable and Accrued Liabilities	$0.2	$(1.2)	$1.4

The period over period change in the accounts receivable balances reflected higher sales levels toward the end of our 2016 second quarter as compared to the end of our 2017 second quarter. The period over period change in inventory reflected an increase in inventory balances during the prior year period, which was the result of prepayments of zinc commitments and lower sales of parts we supply for certain customer vehicle programs. The period over period change in other assets reflected cash contributions of $5 million to our qualified pension plan during the current year period while no cash contributions were made during the prior year period, partially offset by a larger increase in customer tooling balances in the prior year period as compared to the current year period, which resulted from the timing of tooling development spending required to meet customer production requirements and related customer reimbursements. Customer tooling balances consist of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool. The period over period change in accounts payable and accrued liability balances reflected a slight increase in working capital requirements in the current year period compared to a reduction in working capital requirements in the prior year period. The prior year period included an increase in accounts payable balances of $7.3 million as a result of the timing of purchases and payments with our vendors based on normal payment terms, partially offset by cash payments made under our incentive bonus plans of $5.2 million. The current year period included cash payments under our incentive bonus plans of $837,000 and a $1.4 million customer warranty payment, which was previously accrued, offset by an increase in accounts payable balances as a result of the timing of purchases and payments with our vendors based on normal payment terms.

Net cash used by investing activities of $17.8 million during the current year period and $8.5 million during the prior year period included capital expenditures of $16.3 million and $8.1 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year period capital expenditures also included $7.9 million related to the construction of a new ADAC-STRATTEC facility and the purchase of related equipment in Leon, Mexico. Refer to discussion under Future Capital Expenditures included herein. Net cash used by investing activities during the current year period also included $1.4 million of loans to our joint venture, SAL LLC, in support of operating expenses, working capital needs, and the payment of outstanding balances due to STRATTEC for the supply of parts. Additionally, investments in our VAST LLC joint venture of $100,000 in the current year period and $220,000 in the prior year period were made for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda and a repayment of $75,000 from a loan to VAST LLC was received during the current year period.

Net cash provided by financing activities during the current year period of $0.3 million included $21.0 million of additional borrowings under credit facilities, $2.9 million in non-controlling interest contributions to ADAC-STRATTEC LLC in accordance with the ADAC-STRATTEC debt facility provisions, and $160,000 of proceeds received from stock option exercises and related excess tax benefits, which cash inflows were partially offset by repayments of borrowings under credit facilities of $12.0 million, $1.0 million of regular quarterly dividend payments to shareholders and $1.8 million of dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities of $1.9 million during the prior year period included repayments of borrowings under credit facilities of $5.5 million, $932,000 of regular quarterly dividend payments to shareholders and $1.6 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by $5.5 million of additional borrowings under credit facilities and $584,000 of proceeds received from stock option exercises and related excess tax benefits.

VAST LLC Cash Requirements

During the six months ended January 1, 2017, capital contributions totaling $300,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $100,000. During the six months ended December 27, 2015, capital contributions totaling $660,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $220,000. The capital contributions to VAST LLC each year were made for the purpose of funding operations in Brazil. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda, will require a capital contribution of approximately $750,000 collectively by all VAST partners to fund operations during the remainder of fiscal year 2017. STRATTEC’s portion of the capital contributions is anticipated to be $250,000.

ADAC-STRATTEC LLC Cash Requirements

As discussed under Future Capital Expenditures included herein, ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, is in the process of constructing a new manufacturing facility in Leon, Mexico. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures made through January 1, 2017 for the land, facility and equipment totaled $15.2 million. We anticipate financing the remaining required capital expenditures through current cash balances, bank loans, and current operating cash flow. In contemplation of this facility construction, effective April 27, 2016, the ADAC-STRATTEC Credit Facility was amended to increase the available borrowings under the credit facility from $10 million to $20 million. Under the terms of the amended credit agreement, a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the six month period ended January 1, 2017. STRATTEC’s portion of the required capital contribution was $3.06 million.

STRATTEC Advanced Logic, LLC Cash Requirements

During all periods presented in this report, STRATTEC provided 100 percent of the financial support to fund the start-up operating losses of SAL LLC through loans and guarantees due to our joint venture partner’s inability to contribute capital to this joint venture. We anticipate STRATTEC will continue to fund 100 percent of the start-up costs through our fiscal year 2017 through loans and we anticipate additional loan amounts to total $1.0 million.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $30 million in fiscal 2017 in support of requirements for new product programs, the upgrade and replacement of existing equipment, and the construction of a new facility in Leon, Mexico. On March 17, 2016, ASdM purchased land in Leon, Mexico. ASdM is in the process of constructing a new manufacturing facility on this land. This facility is expected to be used primarily to paint and assemble door handle products and is expected to be completed and operational at the end of our fiscal year 2017. Currently, the ADAC-STRATTEC LLC joint venture has net sales of approximately $60 million. With newly awarded customer business, we anticipate net sales will increase to approximately $120 million within the next two years. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures for the facility and equipment totaled $7.9 million for the six month period ended January 1, 2017. Capital expenditures made through January 1, 2017 for the land, facility and equipment totaled $15.2 million. We anticipate financing the remaining required capital expenditures through a combination of current cash balances, bank loans, and current operating cash flow.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at January 1, 2017. A total of 3,655,322 shares have been repurchased over the life of the program through January 1, 2017, at a cost of approximately $136.4 million. No shares were repurchased during the six month periods ended January 1, 2017 or December 27, 2015. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2017.

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2019. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of this capital contribution totaled $3.06 million. Outstanding borrowings under the STRATTEC Credit Facility totaled $9 million at January 1, 2017 and $11.5 million at July 3, 2016. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $13.7 million and 1.5 percent, respectively, during the six months ended January 1, 2017. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $11 million at January 1, 2017 and $8.5 million at July 3, 2016. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $8.7 million and 1.6 percent, respectively, during the six months ended January 1, 2017.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due Westinghouse under this license agreement. As of January 1, 2017, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the license agreement and the estimated fair value of the guarantee as of January 1, 2017. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $1.0 million during the six months ended January 1, 2017 and $478,000 during the six months ended December 27, 2015. During the six months ended January 1, 2017, capital contributions totaling $300,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $100,000. During the six months ended December 27, 2015, capital contributions totaling $660,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $220,000. The capital contributions to VAST LLC each year were made for the purpose of funding operations in Brazil.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.3 million during the six months ended January 1, 2017 and approximately $1.4 million during the six months ended December 27, 2015. In accordance with the provisions of the ADAC-STRATTEC Credit Facility a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the six month period ended January 1, 2017. STRATTEC’s portion of this capital contribution totaled $3.06 million. No capital contributions to ADAC-STRATTEC LLC were made during the six month period ended December 27, 2015.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $343,000 during the six months ended January 1, 2017 and decreased net income to STRATTEC of approximately $389,000 during the six months ended December 27, 2015.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in an equity loss of joint ventures to STRATTEC of approximately $741,000 during the six months ended January 1, 2017 and approximately $793,000 during the six months ended December 27, 2015. Effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of a SAL Credit Facility. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC began recognizing 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At January 1, 2017, we had $20 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the six months ended January 1, 2017 was $176,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

The following table quantifies the outstanding Mexican peso forward contracts as of January 1, 2017 (thousands of dollars, except average forward contract exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 13, 2017 - June 15, 2017	$12,000	17.95	$1,686
Buy MXP/Sell USD	July 14, 2017 - June 15, 2018	$12,000	20.37	$766

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	January 1, 2017	July 3, 2016
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$1,992	$107
Other Long-term Liabilities:
Mexican Peso Forward Contracts	$460	$996

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income and consisted of the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Not Designated as Hedging Instruments:
Realized Loss	$(576)	$(178)	$(806)	$(178)
Unrealized Gain (Loss)	$(664)	$29	$(1,563)	$(867)

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through January 1, 2017, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended January 1, 2017.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive (Loss) Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 9, 2017	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)