Form 10-Q
period 2017-04-02
STRATTEC SECURITY CORP
filed 2017-05-11
CIK 933034

H9DruF4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, par value $0.01 per share: 3,669,685 shares outstanding as of April 3, 2017 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

April 2, 2017

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net sales	$109,706	$94,048	$308,895	$293,072
Cost of goods sold	92,303	79,527	263,392	243,442
Gross profit	17,403	14,521	45,503	49,630
Engineering, selling and administrative expenses	11,869	10,680	34,568	32,450
Income from operations	5,534	3,841	10,935	17,180
Interest income	52	4	132	19
Equity (loss) earnings of joint ventures	(163)	(171)	128	(486)
Interest expense	(100)	(51)	(276)	(95)
Other income, net	1,477	244	2,231	562
Income before provision for income taxes and non- controlling interest	6,800	3,867	13,150	17,180
Provision for income taxes	1,752	589	4,060	4,857
Net income	5,048	3,278	9,090	12,323
Net income attributable to non-controlling interest	1,566	1,389	3,668	3,758
Net income attributable to STRATTEC SECURITY CORPORATION	$3,482	$1,889	$5,422	$8,565

Comprehensive Income:
Net income	$5,048	$3,278	$9,090	$12,323
Pension and postretirement plans, net of tax	475	362	1,424	1,090
Currency translation adjustments	3,357	(784)	(1,674)	(4,139)
Other comprehensive loss, net of tax	3,832	(422)	(250)	(3,049)
Comprehensive income	8,880	2,856	8,840	9,274
Comprehensive income attributable to non-controlling interest	2,638	1,357	3,737	3,536
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$6,242	$1,499	$5,103	$5,738

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.97	$0.53	$1.51	$2.39
Diluted	$0.95	$0.52	$1.48	$2.35

Average shares outstanding:
Basic	3,592	3,565	3,586	3,557
Diluted	3,671	3,619	3,666	3,620

Cash dividends declared per share	$0.14	$0.13	$0.42	$0.39

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	April 2, 2017	July 3, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,991	$15,477
Receivables, net	70,711	63,726
Inventories:
Finished products	11,164	10,137
Work in process	9,275	8,291
Purchased materials	21,101	23,055
Excess and obsolete reserve	(3,330)	(2,800)
Inventories, net	38,210	38,683
Other current assets	16,603	16,565
Total current assets	130,515	134,451
Investment in joint ventures	15,423	14,168
Deferred income taxes	5,302	5,387
Other long-term assets	9,561	3,021
Property, plant and equipment	241,094	216,859
Less: accumulated depreciation	(138,417)	(131,710)
Net property, plant and equipment	102,677	85,149
	$263,478	$242,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,438	$32,416
Accrued Liabilities:
Payroll and benefits	12,615	11,210
Environmental	1,312	1,365
Warranty	7,798	9,228
Other	7,620	9,996
Total current liabilities	69,783	64,215
Borrowings under credit facility	26,000	20,000
Accrued pension obligations	1,542	1,466
Accrued postretirement obligations	1,050	1,262
Other long-term liabilities	743	721
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,214,103 issued shares at April 2, 2017 and 7,188,363 issued shares at July 3, 2016	72	72
Capital in excess of par value	93,381	92,076
Retained earnings	224,641	220,728
Accumulated other comprehensive loss	(37,992)	(37,673)
Less: treasury stock, at cost (3,620,268 shares at April 2, 2017 and 3,622,506 shares at July 3, 2016)	(135,835)	(135,871)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	144,267	139,332
Non-controlling interest	20,093	15,180
Total shareholders’ equity	164,360	154,512
	$263,478	$242,176

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	April 2, 2017	March 27, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,090	$12,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,454	7,603
Foreign currency transaction gain	(1,775)	(1,795)
Unrealized (gain) loss on peso forward contracts	(1,147)	600
Stock based compensation expense	1,154	1,247
Equity (earnings) loss of joint ventures	(128)	486
Change in operating assets and liabilities:
Receivables	(6,978)	2,936
Inventories	473	(6,927)
Other assets	(4,674)	(3,348)
Accounts payable and accrued liabilities	7,831	(4,663)
Other, net	(143)	(44)
Net cash provided by operating activities	12,157	8,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(250)	(1,720)
Loan to joint ventures	(1,925)	(150)
Repayment from loan to joint ventures	75	—
Purchase of property, plant and equipment	(26,642)	(14,339)
Proceeds received on sales of property, plant and equipment	—	76
Net cash used in investing activities	(28,742)	(16,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	30,000	20,500
Repayments of borrowings under credit facility	(24,000)	(12,500)
Contribution from non-controlling interest of subsidiaries	2,940	—
Dividends paid to non-controlling interests of subsidiaries	(1,764)	(1,568)
Dividends paid	(1,509)	(1,397)
Exercise of stock options and employee stock purchases	187	609
Net cash provided by financing activities	5,854	5,644
Foreign currency impact on cash	245	(466)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,486)	(2,537)

CASH AND CASH EQUIVALENTS
Beginning of period	15,477	25,695
End of period	$4,991	$23,158
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,512	$4,014
Interest	$263	$80
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(650)	$402
Guarantee of joint venture revolving credit facility	$—	$505

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of April 2, 2017 and July 3, 2016, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2016 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 8, 2016.

New Accounting Standards

In May 2014, the FASB issued an update to the accounting guidance for the recognition of revenue arising from contracts with customers. The update supersedes most current revenue recognition guidance and outlines a single comprehensive model for revenue recognition based on the principle that an entity should recognize revenue in an amount that reflects the expected consideration to be received in the exchange of goods and services. The guidance update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance permits two methods of adoption: the full retrospective method, which requires retrospective restatement of each prior reporting period presented, or the cumulative catch-up transition method, which requires the cumulative effect of initially applying the guidance be recognized at the date of initial application. We currently anticipate adopting the standard using the full retrospective method. The guidance update is effective for annual reporting periods beginning after December 15, 2017 and becomes effective for us at the beginning of our 2019 fiscal year. We do not anticipate early adoption. Our ability to adopt using the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements. While we are continuing to assess all potential impacts of the application of the standard to STRATTEC, we currently anticipate changes to revenue recognition of customer owned tooling and engineering recoveries. We expect revenue related to parts shipped under our production contracts to remain unchanged.

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

In March 2017, the FASB issued an update to the accounting guidance for the presentation of net periodic pension cost and net periodic postretirement benefit cost. The update requires the service cost component of net periodic benefit cost be reported in the same line items as other compensation costs arising from services rendered by the pertinent employees during the applicable period. The remaining components of net periodic benefit cost are required to be presented separately from the service cost component outside a subtotal of income from operations. Additionally, the update allows only the service cost component to be eligible for capitalization when applicable. The guidance requires retrospective restatement for each period presented for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospective application for the capitalization of the service cost component of net periodic benefit cost. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, with early adoption permitted. We are currently assessing the impact that this guidance will have on our consolidated financial statements.

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

The following table quantifies the outstanding Mexican peso forward contracts as of April 2, 2017 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 17, 2017 - June 15, 2017	$6,000	17.95	$(286)
Buy MXP/Sell USD	July 14, 2017 - June 15, 2018	$12,000	20.37	$544

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	April 2, 2017	July 3, 2016
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$183	$—
Other Long-term Assets:
Mexican Peso Forward Contracts	$75	$—
Other Current Liabilities:
Mexican Peso Forward Contracts	$—	$600

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Not Designated as Hedging Instruments:
Realized Loss	$(692)	$(526)	$(1,498)	$(704)
Unrealized Gain (Loss)	$2,710	$267	$1,147	$(600)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of April 2, 2017 and July 3, 2016. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2017 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$375	$—	$—
Mid Cap	381	—	—
Large Cap	503	—	—
International	511	—	—
Fixed Income Funds	756	—	—
Cash and Cash Equivalents	—	4	—
Mexican Peso Forward Contracts	—	258	—
Total Assets at Fair Value	$2,526	$262	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the two currencies. There were no transfers between Level 1 and Level 2 assets during the nine month period ended April 2, 2017.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net Sales	$30,967	$28,001	$89,983	$85,751
Cost of Goods Sold	24,776	23,125	71,993	70,536
Gross Profit	6,191	4,876	17,990	15,215
Engineering, Selling and Administrative Expenses	5,067	3,991	14,294	12,107
Income From Operations	1,124	885	3,696	3,108
Other Income (Expense), net	259	(104)	1,430	(566)
Income before Provision for Income Taxes	1,383	781	5,126	2,542
Provision for Income Taxes	50	109	627	420
Net Income	$1,333	$672	$4,499	$2,122
STRATTEC’s Share of VAST LLC Net Income	$445	$224	$1,500	$707
Intercompany Profit Elimination	6	(13)	(17)	(18)
STRATTEC’s Equity Earnings of VAST LLC	$451	$211	$1,483	$689

We hold a 51% ownership interest in a joint venture company, SAL LLC, which exists to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner. SAL LLC had a $1.5 million revolving credit facility (the “SAL Credit Facility”) with BMO Harris Bank N.A., which was fully guaranteed by STRATTEC. The SAL Credit Facility had a maturity date of February 16, 2016. Outstanding borrowings under the SAL Credit Facility as of February 16, 2016 totaled $1.5 million. SAL LLC did not have cash available to pay the outstanding debt balance as of the maturity date. Therefore, STRATTEC made a payment to the bank of $1.5 million on its guarantee on February 16, 2016. SAL LLC is considered a variable interest entity based on the STRATTEC guarantee and additional loans from STRATTEC as discussed below. STRATTEC is not the primary beneficiary and does not control the entity. Accordingly, our investment in SAL LLC is accounted for using the equity method.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. Payments due Westinghouse under the license agreement were guaranteed by STRATTEC. As of April 2, 2017 and July 3, 2016, STRATTEC has a recorded liability equal to the estimated fair value of the future payments due under this guarantee of $250,000. The liability is included in Other Long-term Liabilities in the accompanying Condensed Consolidated Balance Sheets.

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $2.3 million and $325,000 as of April 2, 2017 and July 3, 2016, respectively. As of April 2, 2017, the outstanding loan amount was eliminated against STRATTEC’s Investment in SAL LLC in the preparation of the consolidated financial statements.

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

The following are summarized statements of operations for SAL, LLC (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net Sales	$102	$381	$298	$506
Cost of Goods Sold	244	206	428	301
Gross Profit	(142)	175	(130)	205
Engineering, Selling and Administrative Expenses	425	352	1,131	956
Loss From Operations	(567)	(177)	(1,261)	(751)
Other Expense, net	(47)	(9)	(94)	(27)
Net Loss	$(614)	$(186)	$(1,355)	$(778)
STRATTEC’s Share of Equity Loss of SAL LLC	$(614)	$(186)	$(1,355)	$(778)
Loss on Loan to SAL LLC	—	—	—	(150)
Loss on SAL LLC Credit Facility Guarantee	—	(196)	—	(247)
STRATTEC’s Equity Loss of SAL LLC	$(614)	$(382)	$(1,355)	$(1,175)

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Sales to VAST LLC	$501	$—	$1,041	$210
Sales to SAL, LLC	$63	$99	$190	$143
Purchases from VAST LLC	$27	$50	$129	$113
Expenses Charged to VAST LLC	$341	$392	$567	$803
Expenses Charged from VAST LLC	$375	$353	$724	$1,150

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2019. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of the capital contribution totaled $3.06 million. As of April 2, 2017, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	April 2, 2017	July 3, 2016
STRATTEC Credit Facility	$12,000	$11,500
ADAC-STRATTEC Credit Facility	$14,000	$8,500

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
STRATTEC Credit Facility	$12,416	$9,670	1.6%	1.7%
ADAC-STRATTEC Credit Facility	$9,821	$3,104	1.6%	1.4%

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

ADAC STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, is in the process of constructing a new manufacturing facility in Leon, Mexico. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures made through April 2, 2017 for the land, facility and equipment totaled $18.2 million. We anticipate financing the remaining required capital expenditures through a combination of current cash balances, bank loans, and current operating cash flow.

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through April 2, 2017, costs of approximately $563,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at April 2, 2017 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the nine month period ended April 2, 2017 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, July 3, 2016	$154,512	$139,332	$15,180
Net Income	9,090	5,422	3,668
Dividend Declared	(1,509)	(1,509)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(1,764)	—	(1,764)
Contributions from Non-controlling Interests of Subsidiaries	2,940	—	2,940
Translation adjustments	(1,674)	(1,743)	69
Stock Based Compensation	1,154	1,154	—
Pension and Postretirement Adjustment, Net of tax	1,424	1,424	—
Employee Stock Purchases and Stock Option Exercises	187	187	—
Balance, April 2, 2017	$164,360	$144,267	$20,093

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

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Foreign Currency Transaction (Loss) Gain	$(722)	$474	$1,775	$1,795
Unrealized Gain (Loss) on Peso Forward Contracts	2,710	267	1,147	(600)
Realized Loss on Peso Forward Contracts	(692)	(526)	(1,498)	(704)
Rabbi Trust Gain (Loss)	112	(20)	227	(124)
Other	69	49	580	195
	$1,477	$244	$2,231	$562

Income Taxes

The income tax provisions for the three and nine months periods ended April 2, 2017 and March 27, 2016 were affected by the non-controlling interest portion of our pre-tax income. The reduction in our effective tax rate in the current year periods as compared to the prior year periods was due to the increased impact of the non-controlling interest in certain of our subsidiaries. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. Additionally, the income tax provision for the nine month period ended April 2, 2017 included $424,000 related to the recognition of a deferred tax liability resulting from a change in assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. Accordingly, we did not previously record deferred income taxes on these earnings in our financial statements. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings are no longer considered permanently reinvested. We repatriated $15 million from Mexico to the U.S. during the nine month period ended April 2, 2017, recognized the deferred tax liability resulting from the change in assertion, and concluded that, with some restrictions and tax implications, the remaining current and future accumulated undistributed earnings of these subsidiaries will be available for repatriation as deemed necessary.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net Income Attributable to STRATTEC SECURITY CORPORATION	$3,482	$1,889	$5,422	$8,565
Less: Income Attributable to Participating Securities	—	12	1	54
Net Income Attributable to Common Shareholders	$3,482	$1,877	$5,421	$8,511

Basic Weighted Average Shares of Common Stock Outstanding	3,592	3,565	3,586	3,557
Incremental Shares – Stock based Compensation	79	54	80	63
Diluted Weighted Average Shares of Common Stock Outstanding	3,671	3,619	3,666	3,620

Basic Earnings Per Share	$0.97	$0.53	$1.51	$2.39
Diluted Earnings Per Share	$0.95	$0.52	$1.48	$2.35

We consider unvested restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

The calculation of earnings per share excluded 14,010 and 9,010 share-based payment awards as of April 2, 2017 and March 27, 2016, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of April 2, 2017, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of April 2, 2017 were 204,939. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the nine months ended April 2, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 3, 2016	144,998	$28.86
Exercised	(4,490)	$18.88
Outstanding, April 2, 2017	140,508	$29.18	4.7	$626
Exercisable, April 2, 2017	131,498	$25.71	4.5	$626

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and nine month periods presented below are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Intrinsic Value of Options Exercised	$—	$—	$97	$529
Fair Value of Stock Options Vesting	$—	$—	$566	$331

No options were granted during the nine month period ended April 2, 2017 or March 27, 2016.

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended April 2, 2017 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 3, 2016	71,750	$60.05
Granted	27,150	$43.87
Vested	(21,250)	$37.53
Forfeited	(1,800)	$58.24
Nonvested Balance, April 2, 2017	75,850	$60.61

As of April 2, 2017, there was $40,000 of total unrecognized compensation cost related to outstanding stock options granted under our omnibus stock incentive plan. This cost is expected to be recognized over a remaining weighted average period of 0.2 years. As of April 2, 2017, there was approximately $1.8 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.0 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates. Benefits under the Qualified Pension Plan are based on years of service and final average compensation. Our policy is to fund the Qualified Pension Plan with at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. Effective December 31, 2009, an amendment to the Qualified Pension Plan discontinued the benefit accruals for salary increases and credited service rendered after that date.  On April 2, 2014, our Board of Directors approved a resolution to terminate the Qualified Pension Plan.  The termination of the Qualified Pension Plan is contingent upon receipt of an Internal Revenue Service’s (“IRS”) determination letter that the Qualified Pension Plan was qualified on termination. Additionally, because the Qualified Pension Plan covers both union and non-union STRATTEC employees, the termination of the Qualified Pension Plan was a mandatory subject of bargaining. After conducting negotiations, the union did subsequently approve termination of the Pension Plan. Subsequent to receipt of this union approval of termination, STRATTEC has undertaken and continues to undertake, numerous internal administrative work in preparation for the termination of the Qualified Pension Plan. STRATTEC, however, has not yet terminated the Qualified Pension Plan even though the Board of Directors has approved a resolution to do so. Moreover, STRATTEC has not yet filed a request with the IRS for a determination letter, and therefore, it has not yet received IRS approval that the Qualified Pension Plan is qualified on termination. STRATTEC intends to submit its request to the IRS for a determination letter that the Qualified Pension Plan is qualified on termination prior to the end of the 2017 calendar year. Depending upon the time period for receipt of the IRS determination letter, STRATTEC then intends to terminate the Qualified Pension Plan prior to the end of the 2018 calendar year.  Additionally, in connection with preparing for the termination of the Qualified Pension Plan, we have amended the plan to provide that participants are 100 percent vested in their accrued benefits as of the effective date of the plan termination, to adopt a new standard for disability benefits that will apply when the plan’s assets are distributed due to the termination, to add a lump sum distribution for employees and terminated vested participants who are not in payment status when Qualified Pension Plan assets are distributed due to the termination and to make certain other conforming amendments to the Qualified Pension Plan to comply with applicable laws that may be required by the IRS or may be deemed necessary or advisable to improve the administration of the Qualified Pension Plan or facilitate its termination and liquidation.  We also intend to make contributions to the Trust Fund for the Qualified Pension Plan to ensure that there are sufficient assets to provide all Qualified Pension Plan benefits as of the anticipated distribution date.  The financial impact of the plan termination will be recognized as a settlement of the Qualified Pension Plan liabilities.  The settlement date and related financial impact have not yet been determined.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The Rabbi Trust assets had a value of $2.3 million at April 2, 2017 and $2.5 million at July 3, 2016, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Service cost	$13	$13	$4	$3
Interest cost	981	1,076	13	22
Expected return on plan assets	(1,463)	(1,352)	—	—
Amortization of prior service cost (credit)	3	3	(191)	(188)
Amortization of unrecognized net loss	807	599	134	151
Net periodic benefit cost (credit)	$341	$339	$(40)	$(12)

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Service cost	$40	$38	$11	$9
Interest cost	2,943	3,228	40	65
Expected return on plan assets	(4,390)	(4,055)	—	—
Amortization of prior service cost (credit)	9	9	(573)	(563)
Amortization of unrecognized net loss	2,421	1,797	403	453
Net periodic benefit cost (credit)	$1,023	$1,017	$(119)	$(36)

Voluntary contributions of $5 million were made to the Qualified Pension Plan during the nine month period ended April 2, 2017. Voluntary contributions of $3 million were made to the Qualified Pension Plan during the nine month period ended March 27, 2016. No additional contributions are anticipated to be made during the remainder of fiscal 2017.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Nine Months Ended April 2, 2017
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2016	$13,155	$24,518	$37,673
Other comprehensive loss before reclassifications	1,948	—	1,948
Income tax	(274)	—	(274)
Net other comprehensive loss before Reclassifications	1,674	—	1,674
Reclassifications:
Prior service credits (A)	—	564	564
Actuarial gains (A)	—	(2,825)	(2,825)
Total reclassifications before tax	—	(2,261)	(2,261)
Income tax	—	837	837
Net reclassifications	—	(1,424)	(1,424)
Other comprehensive loss (income)	1,674	(1,424)	250
Other comprehensive loss attributable to non- controlling interest	(69)	—	(69)
Balance, April 2, 2017	$14,898	$23,094	$37,992

	Nine Months Ended March 27, 2016
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2015	$8,221	$18,638	$26,859
Other comprehensive loss before reclassifications	4,139	—	4,139
Income tax	—	—	—
Net other comprehensive loss before Reclassifications	4,139	—	4,139
Reclassifications:
Prior service credits (A)	—	564	564
Unrecognized net loss (A)	—	(2,294)	(2,294)
Total reclassifications before tax	—	(1,730)	(1,730)
Income tax	—	640	640
Net reclassifications	—	(1,090)	(1,090)
Other comprehensive loss (income)	4,139	(1,090)	3,049
Other comprehensive loss attributable to non- controlling interest	222	—	222
Balance, March 27, 2016	$12,138	$17,548	$29,686

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

Outlook

During the fiscal year ended July 3, 2016, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by lower gas prices. Following the end of our fiscal 2016, we have seen slight increases in gas prices and customer actions from Ford to temporarily close facility production relating to the F-150 pickup trucks, Focus, Fusion and Escape models during our fiscal 2017 first quarter and from Fiat Chrysler to discontinue production on the Dodge Dart and Chrysler 200 passenger cars during our 2017 second fiscal quarter. The above actions impacted our second fiscal quarter sales and operating results and will carry into our full fiscal year sales and operating performance. As we look out over the next calendar year, the current sales projections from our third party forecasting service indicate that North American light vehicle production will remain flat or slightly lower with levels experienced during calendar year 2016. Moreover, our capital spending will remain high through calendar year 2017 as we complete the construction of our new paint and assembly facility in Leon, Mexico. Finally, it is too early to forecast what actions the new administration in Washington D.C. may take that may impact the automotive industry, if any.

Analysis of Results of Operations

Three months ended April 2, 2017 compared to the three months ended March 27, 2016

	Three Months Ended
	April 2, 2017	March 27, 2016
Net Sales (in millions)	$109.7	$94.0

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	April 2, 2017	March 27, 2016
Fiat Chrysler Automobiles	$28.0	$27.2
General Motors Company	21.9	18.6
Ford Motor Company	16.8	13.9
Tier 1 Customers	19.6	14.2
Commercial and Other OEM Customers	15.2	12.4
Hyundai / Kia	8.2	7.7
	$109.7	$94.0

Sales to Fiat Chrysler Automobiles in the current year quarter increased slightly over the same period in the prior year. Increased sales to both General Motors Company and Ford Motor Company in the current year quarter related to higher content sales on models for which we supply components, in particular latches and locksets.  Sales to Tier 1 Customers increased in the current year quarter due to higher production volume on vehicles for which we supply driver control, door handle components and switches. Sales to Commercial and Other OEM Customers during the current year quarter increased in comparison to the prior year quarter.  These customers represent purchasers of vehicle access control products, such as latches and fobs, that have been developed in recent years to complement our historic core business of locks and keys.  The increased sales to Hyundai / Kia in the current year quarter were due to higher vehicle production volumes on the Kia Sedona minivan for which we supply components.

	Three Months Ended
	April 2, 2017	March 27, 2016
Cost of Goods Sold (in millions)	$92.3	$79.5

Direct material costs are the most significant component of our cost of goods sold and comprised $61.7 million or 66.8 percent of our cost of goods sold in the current year quarter compared to $53.2 million or 66.9 percent of our cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $8.5 million or 16.0 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $4.3 million or 16.3 percent to $30.6 million in the current year quarter from $26.3 million in the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes between the three month periods. Additionally, the current year quarter as compared to the prior year quarter included higher payroll, benefit, outside service, and maintenance costs related to quality improvement initiatives undertaken during the current year, higher than expected production costs to meet certain customer schedules, higher royalty costs associated with sales of service parts to aftermarket customers, higher wage costs for our Mexico operations resulting from wage increases implemented to encourage work force retention in consideration of the peso devaluation, and start-up costs related to our new Leon, Mexico facility. These costs were partially offset by a reduction of approximately $1.3 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.86 pesos to the dollar in the current year quarter from approximately 17.91 pesos to the dollar in the prior year quarter.

	Three Months Ended
	April 2, 2017	March 27, 2016
Gross Profit (in millions)	$17.4	$14.5
Gross Profit as a percentage of net sales	15.9%	15.4%

The improvement in gross profit and gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter were the result of increased sales in the current year quarter and a more favorable Mexican peso to U.S. dollar exchange rate affecting the cost of our Mexican operations, partially offset by a less favorable sales mix in the current year quarter as compared to the prior year quarter, which current year quarter included lower sales in the power access and OEM service product lines as compared to the prior year quarter reducing gross profit margins in the current year quarter, higher payroll, benefit, outside service, and maintenance costs related to quality improvement initiatives undertaken during the current year, higher than expected production costs to meet certain customer schedules, higher royalty costs associated with sales of service parts to aftermarket customers, higher wage costs for our Mexico operations, and start-up costs incurred related to our new Leon, Mexico facility, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	April 2, 2017	March 27, 2016
Expenses (in millions)	$11.9	$10.7
Expenses as a percentage of net sales	10.8%	11.4%

Engineering, selling and administrative expenses were slightly higher during the current year quarter as compared to the prior year quarter. The current year quarter as compared to the prior year quarter included higher new product program development costs for which we are utilizing third party vendors for a portion of the development work.

Income from operations in the current year quarter was $5.5 million compared to $3.8 million in the prior year quarter. This increase in income from operations between quarters was the result of an increase in our gross profit in the current year quarter as compared to the prior year quarter, partially offset by an increase in our engineering, selling and administrative expenses as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	April 2, 2017	March 27, 2016
Vehicle Access Systems Technology LLC	$451	$211
STRATTEC Advanced Logic, LLC	(614)	(382)
	$(163)	$(171)

Our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures in China and India continue to report profitable operating results while our joint venture in Brazil continues to report losses due to the weak automotive build in that region. STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of the SAL Credit Facility which is discussed herein. Therefore, during all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support.

Included in other income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	April 2, 2017	March 27, 2016
Foreign Currency Transaction (Loss) Gain	$(722)	$474
Unrealized Gain on Peso Forward Contracts	2,710	267
Realized Loss on Peso Forward Contracts	(692)	(526)
Rabbi Trust Gain (Loss)	112	(20)
Other	69	49
	$1,477	$244

Foreign currency transaction gains during the current year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of April 2, 2017 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 25.8 percent for the current year quarter compared to 15.2 percent for the prior year quarter. Our income tax provision for the prior year quarter was affected by the increased impact of the non-controlling interest in certain of our subsidiaries as well as an increase in income subject to tax in foreign taxing jurisdictions, which have lower statutory rates than in the U.S. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Nine months ended April 2, 2017 compared to the nine months ended March 27, 2016

	Nine Months Ended
	April 2, 2017	March 27, 2016
Net Sales (in millions)	$308.9	$293.1

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	April 2, 2017	March 27, 2016
Fiat Chrysler Automobiles	$74.6	$87.5
General Motors Company	66.1	58.1
Ford Motor Company	46.1	41.6
Tier 1 Customers	54.8	47.6
Commercial and Other OEM Customers	42.4	34.9
Hyundai / Kia	24.9	23.4
	$308.9	$293.1

Sales to Fiat Chrysler Automobiles in the current year period decreased in comparison to the prior year period due to lower customer vehicle production volume and lower content on components we supply, in particular on the Chrysler 200, which was discontinued in December 2016, and lower volume on the new Chrysler Pacifica Minivan. Increased sales to General Motors Company in the current year period over the prior year period was attributed to higher customer production volumes and content on vehicles for which we supply components, partially offset by agreed upon price reductions that became effective as of the start of the 2016 calendar year. Increased sales to Ford Motor Company in the current year period as compared to the prior year period were attributed to increased product content on locksets and latches, in particular for the F-150 pick-up truck. Sales to Tier 1 Customers and Commercial and other OEM Customers during the current year period increased in comparison to the prior year period. These customers primarily represent purchasers of vehicle access control products, such as latches, fobs, and driver controls that have been developed in recent years to complement our historic core business of locks and keys. The increased sales to Hyundai / Kia in the current year period over the prior year period were due to higher levels of production on the Kia Sedona minivan for which we supply components.

	Nine Months Ended
	April 2, 2017	March 27, 2016
Cost of Goods Sold (in millions)	$263.4	$243.4

Direct material costs are the most significant component of our cost of goods sold and comprised $174.0 million or 66.1 percent of our cost of goods sold in the current year period compared to $163.5 million or 67.2 percent of our cost of goods sold in the prior year period. The increase in our direct material costs between these periods of $10.5 million or 6.4 percent was due to increased sales volumes in the current year period as compared to the prior year period and increased scrap and sorting costs resulting from internal manufacturing process quality issues incurred in the current year period as compared to the prior year period.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $9.5 million or 11.9 percent to $89.4 million in the current year period from $79.9 million in the prior year period as the variable portion of these costs increased due to the increase in sales volumes between the nine month periods. Additionally, the current year period as compared to the prior year period included higher payroll, benefit, outside service, and maintenance costs related to quality improvement initiatives undertaken during the current year, higher than expected production and expediting costs to meet certain customer schedules, higher royalty costs associated with sales of service parts to aftermarket customers, higher wage costs for our Mexico operations resulting from wage increases implemented to encourage work force retention in consideration of the peso devaluation, and start-up costs related to our new Leon, Mexico facility. These costs were partially offset by a reduction of approximately $5.2 million in the U.S. dollar value of our Mexican operations due to a favorable Mexican peso to U.S. dollar exchange rate between these nine month periods as well as a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans between periods of $720,000. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.49 pesos to the dollar in the current year period from approximately 17.00 pesos to the dollar in the prior year period.

	Nine Months Ended
	April 2, 2017	March 27, 2016
Gross Profit (in millions)	$45.5	$49.6
Gross Profit as a percentage of net sales	14.7%	16.9%

The reduction in gross profit and gross profit as a percentage of net sales in the current year period as compared to the prior year period were the result of agreed upon customer price reductions that became effective at the start of the 2016 calendar year, a less favorable sales mix in the current year period as compared to the prior year period, which current year period included lower sales in the power access and OEM service product lines as compared to the prior year period reducing gross profit margins in the current year period, increased costs related to quality improvement initiatives undertaken during the current year, higher than expected production and expediting costs to meet certain customer schedules, higher royalty costs associated with sales of service parts to aftermarket customers, higher wage costs for our Mexico operations, and start-up costs incurred related to our new Leon, Mexico facility, all of which were partially offset by a favorable Mexican peso to U.S. dollar exchange rate affecting the cost of our Mexican operations and a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans during the current year to date period, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Nine Months Ended
	April 2, 2017	March 27, 2016
Expenses (in millions)	$34.6	$32.5
Expenses as a percentage of net sales	11.2%	11.1%

Engineering, selling and administrative expenses increased approximately $2.1 million between periods. The increase in these costs in the current year period as compared to the prior year period was due to higher new product program development costs for which we are utilizing third party vendors for a portion of the development work, partially offset by a reduction in expense provisions for the accrual of bonuses under our incentive bonus plans between periods of $560,000.

Income from operations in the current year period was $10.9 million compared to $17.2 million in the prior year period. This reduction in income from operations was the result of a reduction in our gross profit and an increase in engineering, selling and administrative expenses in the current year period as compared to the prior year period as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Nine Months Ended
	April 2, 2017	March 27, 2016
Vehicle Access Systems Technology LLC	$1,483	$689
STRATTEC Advanced Logic, LLC	(1,355)	(1,175)
	$128	$(486)

Our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures in China and India continue to report profitable operating results while our joint venture in Brazil continues to report losses due to the weak automotive build in that region. STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of the SAL Credit Facility which is discussed herein. Therefore, during all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support.

Included in other income, net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	April 2, 2017	March 27, 2016
Foreign Currency Transaction Gain	$1,775	$1,795
Unrealized Gain (Loss) on Peso Forward Contracts	1,147	(600)
Realized Loss on Peso Forward Contracts	(1,498)	(704)
Rabbi Trust Gain (Loss)	227	(124)
Other	580	195
	$2,231	$562

Foreign currency transaction gains during the current year period resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of April 2, 2017 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 30.9 percent for the current year period compared to 28.3 percent for the prior year period. Our income tax provision for the current year period was affected by the increased impact of the non-controlling interest in certain of our subsidiaries. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. Additionally, the income tax provision for the nine month period ended April 2, 2017 included $424,000 related to the recognition of a deferred tax liability resulting from a change in assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. Accordingly, we did not previously record deferred income taxes on these earnings in our financial statements. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings are no longer considered permanently reinvested. We repatriated $15 million from Mexico to the U.S. during the nine month period ended April 2, 2017, recognized the deferred tax liability resulting from the change in assertion, and concluded that, with some restrictions and tax implications, the remaining current and future accumulated undistributed earnings of these subsidiaries will be available for repatriation as deemed necessary.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of April 2, 2017 was as follows (in millions):

Fiat Chrysler Automobiles	$16.6
General Motors Company	$14.1
Ford Motor Company	$9.8

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. During the nine month period ended April 2, 2017, we changed our assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings are no longer considered permanently reinvested. We repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017. As of April 2, 2017, $680,000 of our $5.0 million cash and cash equivalents balance was held in Mexico. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary.

Cash Flow Analysis

	Nine Months Ended
	April 2, 2017	March 27, 2016
Cash Flows from (in millions):
Operating Activities	$12.2	$8.4
Investing Activities	$(28.7)	$(16.1)
Financing Activities	$5.9	$5.6

The change in operating cash flow between periods was impacted by a decrease in working capital requirements in the current year period as compared to the prior year period of $8.6 million, partially offset by a reduction in our operating profit in the current year period as compared to the prior year period, as discussed above under Analysis of Results of Operations. The decrease in our working capital requirements between periods was made up of the following working capital changes (in millions):

	Increase (Decrease) in Working Capital Requirements
	Nine Months Ended
	April 2, 2017	March 27, 2016	Change
Accounts Receivable	$7.0	$(2.9)	$9.9
Inventory	$(0.5)	$6.9	$(7.4)
Other Assets	$4.7	$3.3	$1.4
Accounts Payable and Accrued Liabilities	$(7.8)	$4.7	$(12.5)

The period over period change in the accounts receivable balances reflected higher sales levels toward the end of our 2017 third quarter as compared to the end of our 2016 third quarter. The period over period change in inventory reflected an increase in inventory balances during the prior year period, which was the result of prepayments of zinc commitments and lower sales of parts we supply for certain customer vehicle programs. The period over period change in other assets reflected cash contributions of $5 million to our qualified pension plan during the current year period compared to $3 million during the prior year period. The period over period change in accounts payable and accrued liability balances reflected a decrease in working capital requirements in the current year period compared to an increase in working capital requirements in the prior year period. The current year period included an increase in accounts payable balances of $8.7 million as a result of the timing of purchases and payments with our vendors based on normal payment terms and an increase of $1.2 million in accrued payroll and benefit liabilities due to an increase in wages and benefits in Mexico, as discussed above under Analysis of Results of Operations, partially offset by cash payments under our incentive bonus plans of $837,000 and $1.6 million of customer warranty payments, each during the current year period, which were previously accrued. The prior year period included cash payments made under our incentive bonus plans of $5.2 million and $2.4 million of customer warranty payments, which were previously accrued, partially offset by an increase in accounts payable balances of $1.6 million as a result of the timing of purchases and payments with our vendors based on normal payment terms and an increase of $1.4 million in the accrual of bonuses under our incentive bonus plans related to fiscal 2016 results.

Net cash used by investing activities of $28.7 million during the current year period and $16.1 million during the prior year period included capital expenditures of $26.6 million and $14.3 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year period capital expenditures also included $10.7 million related to the construction of a new ADAC-STRATTEC facility and the purchase of related equipment in Leon, Mexico. Refer to discussion under Future Capital Expenditures included herein. Net cash used by investing activities also included $1.9 million and $150,000 of loans to our joint venture, SAL LLC, in support of operating expenses, working capital needs, and the payment of outstanding balances due to STRATTEC for the supply of parts, during the current year period and prior year period, respectively. Additionally, investments in our VAST LLC joint venture of $250,000 in the current year period and $220,000 in the prior year period were made for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda and a repayment of $75,000 from a loan to VAST LLC that was received during the current year period.

Net cash provided by financing activities during the current year period of $5.9 million included $30.0 million of additional borrowings under credit facilities, $2.9 million in non-controlling interest contributions to ADAC-STRATTEC LLC in accordance with the ADAC-STRATTEC debt facility provisions, and $187,000 of proceeds received from stock option exercises and related excess tax benefits, which cash inflows were partially offset by repayments of borrowings under credit facilities of $24.0 million, $1.5 million of regular quarterly dividend payments to shareholders and $1.8 million of dividend payments to non-controlling interests in our subsidiaries. Net cash provided by financing activities of $5.6 million during the prior year period included $20.5 million of additional borrowings under credit facilities and $609,000 of proceeds received from stock option exercises and related excess tax benefits, which cash inflows were partially offset by repayments of borrowings under credit facilities of $12.5 million, $1.4 million of regular quarterly dividend payments to shareholders and $1.6 million of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

During the nine months ended April 2, 2017, capital contributions totaling $750,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $250,000. During the nine months ended March 27, 2016, capital contributions totaling $660,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $220,000. The capital contributions to VAST LLC each year were made for the purpose of funding operations in Brazil. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda, will require a capital contribution of approximately $750,000 collectively by all VAST partners to fund operations during the remainder of fiscal year 2017. STRATTEC’s portion of the remaining capital contributions is anticipated to be $250,000.

ADAC-STRATTEC LLC Cash Requirements

As discussed under Future Capital Expenditures included herein, ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, is in the process of constructing a new manufacturing facility in Leon, Mexico. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures made through April 2, 2017 for the land, facility and equipment totaled $18.2 million. We anticipate financing the remaining required capital expenditures through current cash balances, bank loans, and current operating cash flow. In contemplation of this facility construction, effective April 27, 2016, the ADAC-STRATTEC Credit Facility was amended to increase the available borrowings under the credit facility from $10 million to $20 million. Under the terms of the amended credit agreement, a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the nine month period ended April 2, 2017. STRATTEC’s portion of the required capital contribution was $3.06 million.

STRATTEC Advanced Logic, LLC Cash Requirements

During all periods presented in this report, STRATTEC provided 100 percent of the financial support to fund the start-up operating losses of SAL LLC through loans and guarantees due to our joint venture partner’s inability to contribute capital to this joint venture. We anticipate STRATTEC will continue to fund 100 percent of the start-up costs through our fiscal year 2017 through loans and we anticipate additional loan amounts to total around $500,000.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $32 million in fiscal 2017 in support of requirements for new product programs, the upgrade and replacement of existing equipment, and the construction of a new facility in Leon, Mexico. On March 17, 2016, ASdM purchased land in Leon, Mexico. ASdM is in the process of constructing a new manufacturing facility on this land. This facility is expected to be used primarily to paint and assemble door handle products and is expected to be completed and operational during our September 2017 fiscal quarter. Currently, the ADAC-STRATTEC LLC joint venture has net sales of approximately $60 million. With newly awarded customer business, we anticipate net sales will increase to approximately $110 million within the next two years. Total capital expenditures required for the land, facility, paint system, and assembly equipment is expected to total approximately $22 million. Capital expenditures for the facility and equipment totaled $10.7 million for the nine month period ended April 2, 2017. Capital expenditures made through April 2, 2017 for the land, facility and equipment totaled $18.2 million. We anticipate financing the remaining required capital expenditures through a combination of current cash balances, bank loans, and current operating cash flow.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at April 2, 2017. A total of 3,655,322 shares have been repurchased over the life of the program through April 2, 2017, at a cost of approximately $136.4 million. No shares were repurchased during the nine month periods ended April 2, 2017 or March 27, 2016. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2017.

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2019. Borrowings under either credit facility are secured by our cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of this capital contribution totaled $3.06 million. Outstanding borrowings under the STRATTEC Credit Facility totaled $12 million at April 2, 2017 and $11.5 million at July 3, 2016. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $12.4 million and 1.6 percent, respectively, during the nine months ended April 2, 2017. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $14 million at April 2, 2017 and $8.5 million at July 3, 2016. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $9.8 million and 1.6 percent, respectively, during the nine months ended April 2, 2017.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due Westinghouse under this license agreement. As of April 2, 2017, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the license agreement and the estimated fair value of the guarantee as of April 2, 2017. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $1.5 million during the nine months ended April 2, 2017 and $689,000 during the nine months ended March 27, 2016. During the nine months ended April 2, 2017, capital contributions totaling $750,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $250,000. During the nine months ended March 27, 2016, capital contributions totaling $660,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $220,000. The capital contributions to VAST LLC each year were made for the purpose of funding operations in Brazil.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of

STRATTEC and resulted in increased net income to STRATTEC of approximately $2.1 million during the nine months ended April 2, 2017 and approximately $2.0 million during the nine months ended March 27, 2016. In accordance with the provisions of the ADAC-STRATTEC Credit Facility a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the nine month period ended April 2, 2017. STRATTEC’s portion of this capital contribution totaled $3.06 million. No capital contributions to ADAC-STRATTEC LLC were made during the nine month period ended March 27, 2016.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.2 million during the nine months ended April 2, 2017 and decreased net income to STRATTEC of approximately $1.4 million during the nine months ended March 27, 2016.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in an equity loss of joint ventures to STRATTEC of approximately $1.4 million during the nine months ended April 2, 2017 and approximately $1.2 million during the nine months ended March 27, 2016. Effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC and through STRATTEC’s guarantee of the SAL Credit Facility. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC began recognizing 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At April 2, 2017, we had $26 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the nine months ended April 2, 2017 was $276,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

The following table quantifies the outstanding Mexican peso forward contracts as of April 2, 2017 (thousands of dollars, except average forward contract exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 17, 2017 - June 15, 2017	$6,000	17.95	$(286)
Buy MXP/Sell USD	July 14, 2017 - June 15, 2018	$12,000	20.37	$544

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	April 2, 2017	July 3, 2016
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$183	$—
Other Long-term Assets:
Mexican Peso Forward Contracts	$75	$—
Other Current Liabilities:
Mexican Peso Forward Contracts	$—	$600

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Not Designated as Hedging Instruments:
Realized Loss	$(692)	$(526)	$(1,498)	$(704)
Unrealized Gain (Loss)	$2,710	$267	$1,147	$(600)

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through April 2, 2017, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended April 2, 2017.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 11, 2017	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)