Form 10-Q
period 2017-10-01
STRATTEC SECURITY CORP
filed 2017-11-09
CIK 933034

H9DruF4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

or

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

Common stock, par value $0.01 per share: 3,671,252 shares outstanding as of October 2, 2017 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

October 1, 2017

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could,” or the negative of these terms or words of similar meaning. These include statements regarding expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussion of such matters and subject areas contained herein is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  foreign currency fluctuations, costs of operations, the volume and scope of product returns and warranty claims and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 7, 2017 with the Securities and Exchange Commission for the year ended July 2, 2017.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	October 1, 2017	October 2, 2016
Net sales	$102,460	$100,244
Cost of goods sold	88,997	85,441
Gross profit	13,463	14,803
Engineering, selling and administrative expenses	10,042	11,283
Income from operations	3,421	3,520
Interest income	4	41
Equity earnings (loss) of joint ventures	1,026	62
Interest expense	(203)	(78)
Other income (expense), net	87	(242)
Income before provision for income taxes and non- controlling interest	4,335	3,303
Provision for income taxes	1,066	898
Net income	3,269	2,405
Net income attributable to non-controlling interest	813	863
Net income attributable to STRATTEC SECURITY CORPORATION	$2,456	$1,542

Comprehensive Income:
Net income	$3,269	$2,405
Pension and postretirement plans, net of tax	278	475
Currency translation adjustments	297	(1,623)
Other comprehensive income (loss), net of tax	575	(1,148)
Comprehensive income	3,844	1,257
Comprehensive income attributable to non-controlling interest	735	753
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,109	$504

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.68	$0.43
Diluted	$0.67	$0.42

Average shares outstanding:
Basic	3,611	3,576
Diluted	3,681	3,661

Cash dividends declared per share	$0.14	$0.14

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	October 1, 2017	July 2, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,498	$8,361
Receivables, net	64,016	64,933
Inventories:
Finished products	10,375	9,976
Work in process	10,062	9,328
Purchased materials	23,401	20,682
Excess and obsolete reserve	(4,443)	(4,510)
Inventories, net	39,395	35,476
Other current assets	21,959	20,235
Total current assets	133,868	129,005
Investment in joint ventures	18,416	16,840
Deferred income taxes	241	256
Other long-term assets	16,665	16,022
Property, plant and equipment	257,081	251,519
Less: accumulated depreciation	(142,575)	(139,928)
Net property, plant and equipment	114,506	111,591
	$283,696	$273,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,908	$39,679
Accrued Liabilities:
Payroll and benefits	12,049	13,055
Environmental	1,307	1,308
Warranty	5,535	5,550
Other	7,395	8,303
Total current liabilities	66,194	67,895
Borrowings under credit facility	40,000	30,000
Accrued pension obligations	1,521	1,492
Accrued postretirement obligations	934	1,003
Other long-term liabilities	618	610
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,246,503 issued shares at October 1, 2017 and 7,216,103 issued shares at July 2, 2017	72	72
Capital in excess of par value	94,198	93,813
Retained earnings	227,861	225,913
Accumulated other comprehensive loss	(32,235)	(32,888)
Less: treasury stock, at cost (3,618,751 shares at October 1, 2017 and 3,619,487 shares at July 2, 2017)	(135,811)	(135,822)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	154,085	151,088
Non-controlling interest	20,344	21,626
Total shareholders’ equity	174,429	172,714
	$283,696	$273,714

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	October 1, 2017	October 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,269	$2,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,095	2,760
Foreign currency transaction loss (gain)	137	(689)
Unrealized loss on peso forward contracts	258	899
Stock based compensation expense	371	428
Equity earnings of joint ventures	(1,026)	(62)
Change in operating assets and liabilities:
Receivables	1,200	(4,433)
Inventories	(3,919)	(3)
Other assets	(2,174)	(1,372)
Accounts payable and accrued liabilities	(852)	5,268
Other, net	(5)	(172)
Net cash provided by operating activities	354	5,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to joint ventures	—	(850)
Repayment from loan to joint ventures	—	75
Purchase of property, plant and equipment	(7,571)	(7,446)
Net cash used in investing activities	(7,571)	(8,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	12,000	8,000
Repayments of borrowings under credit facility	(2,000)	(4,000)
Contribution from non-controlling interest of subsidiaries	—	2,940
Dividends paid to non-controlling interests of subsidiaries	(2,017)	(1,764)
Dividends paid	(508)	(503)
Exercise of stock options and employee stock purchases	25	74
Net cash provided by financing activities	7,500	4,747
Foreign currency impact on cash	(146)	37
NET INCREASE IN CASH AND CASH EQUIVALENTS	137	1,592

CASH AND CASH EQUIVALENTS
Beginning of period	8,361	15,477
End of period	$8,498	$17,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$615	$487
Interest	$183	$86
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(1,337)	$(1,714)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each VAST partner’s products. We also maintain a 51 percent interest in a joint venture, STRATTEC Advanced Logic, LLC (“SAL LLC”), which exists to introduce a new generation of biometric security products based on the designs of Actuator Systems, our partner and the owner of the remaining ownership interest. Currently, we, along with our joint venture partner, are winding down and discontinuing operating the business of SAL LLC.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez and Leon, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of three wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. SAL LLC is located in El Paso, Texas. We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of October 1, 2017 and July 2, 2017, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2017 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 7, 2017.

New Accounting Standards

In May 2014, the FASB issued an update to the accounting guidance for the recognition of revenue arising from contracts with customers. The update supersedes most current revenue recognition guidance and outlines a single comprehensive model for revenue recognition based on the principle that an entity should recognize revenue in an amount that reflects the expected consideration to be received in the exchange of goods and services. The guidance update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance permits two methods of adoption: the full retrospective method, which requires retrospective restatement of each prior reporting period presented, or the modified retrospective method, which requires the cumulative effect of initially applying the guidance be recognized at the date of initial application. We currently do not expect any changes to how we account for reimbursable pre-production costs, which are currently accounted for as a cost reduction. In addition, we are continuing to evaluate our contracts with customers, analyzing the impact, if any, on revenue from the sale of production parts. Currently, we do not expect the adoption of this standard to have a material impact on our results of operations or financial position; however, we expect to expand disclosures in line with the requirements of the new standard. We will adopt this standard as of July 2, 2018, the first day of our 2019 fiscal year. We currently plan to adopt the new standard using the modified retrospective approach; however, we will decide which retrospective application to apply once our revenue standard assessment is finalized.

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

In July 2015, the FASB issued an accounting standard to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption was permitted. The standard is to be applied prospectively. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued an update to the accounting guidance for the presentation of net periodic pension cost and net periodic postretirement benefit cost. The update requires the service cost component of net periodic benefit cost be reported in the same line items as other compensation costs arising from services rendered by the pertinent employees during the applicable period. The remaining components of net periodic benefit cost are required to be presented separately from the service cost component outside a subtotal of income from operations. Additionally, the update allows only the service cost component to be eligible for capitalization when applicable. The guidance requires retrospective restatement for each period presented for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospective application for the capitalization of the service cost component of net periodic benefit cost. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, with early adoption permitted. We elected early adoption beginning with the interim periods of our fiscal 2018. The adoption of this guidance resulted in the reclassification of expense within our Condensed Consolidated Statements of Income and Comprehensive Income for the quarter ended October 2, 2016 of $198,000 from cost of goods sold and $87,000 from engineering, selling and administrative expenses to Other Income (Expense), net.

Subsequent Event

In October 2017, we entered into additional contracts with Bank of Montreal that provide for monthly Mexican peso currency forward contracts covering the period January 12, 2018 through June 15, 2018. The contracts provide for the purchase of Mexican pesos at an average U.S. dollar / Mexican peso exchange rate of $19.50. The notional amount over the contract periods totals $3 million. See further discussion of Mexican peso forward contracts under Derivative Instruments included in these Notes to Condensed Consolidated Financial Statements.

Derivative Instruments

We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  We executed contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. The peso currency forward contracts include settlement dates that began on October 16, 2015 and end on June 15, 2018. Additional contracts were executed subsequent to October 1, 2017. Refer to

Subsequent Event included in these Notes to Condensed Consolidated Financial Statements. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net.

The following table quantifies the outstanding Mexican peso forward contracts as of October 1, 2017 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 13, 2017 - June 15, 2018	$9,000	20.37	$862

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	October 1, 2017	July 2, 2017
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$862	$1,121

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended
	October 1, 2017	October 2, 2016
Not Designated as Hedging Instruments:
Realized Gain (Loss)	$458	$(230)
Unrealized Loss	$(258)	$(899)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of October 1, 2017 and July 2, 2017. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2017 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$400	$—	$—
Mid Cap	404	—	—
Large Cap	542	—	—
International	573	—	—
Fixed Income Funds	766	—	—
Cash and Cash Equivalents	—	2	—
Mexican Peso Forward Contracts	—	862	—
Total Assets at Fair Value	$2,685	$864	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the two currencies. There were no transfers between Level 1 and Level 2 assets during the three month period ended October 1, 2017.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Net Sales	$38,510	$25,009
Cost of Goods Sold	29,013	20,093
Gross Profit	9,497	4,916
Engineering, Selling and Administrative Expenses	6,021	4,015
Income From Operations	3,476	901
Other Income, net	150	441
Income before Provision for Income Taxes	3,626	1,342
Provision for Income Taxes	522	172
Net Income	$3,104	$1,170
STRATTEC’s Share of VAST LLC Net Income	$1,035	$390
Intercompany Profit Elimination	—	—
STRATTEC’s Equity Earnings of VAST LLC	$1,035	$390

We hold a 51% ownership interest in a joint venture company, SAL LLC, which exists to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner. SAL LLC is considered a variable interest entity based on loans from STRATTEC as discussed below. STRATTEC is not the primary beneficiary and does not control the entity. Accordingly, our investment in SAL LLC is accounted for using the equity method.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. Payments due Westinghouse under the license agreement were guaranteed by STRATTEC. As of October 1, 2017 and July 2, 2017, STRATTEC has a recorded liability equal to the estimated fair value of the future payments due under this guarantee of $250,000. The liability is included in Accrued Liabilities: Other in the accompanying Condensed Consolidated Balance Sheets.

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $2.6 million as of October 1, 2017 and July 2, 2017. As of each balance sheet date, the outstanding loan amount was eliminated against STRATTEC’s Investment in SAL LLC in the preparation of the consolidated financial statements.

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

The following are summarized statements of operations for SAL, LLC (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Net Sales	$108	$100
Cost of Goods Sold	152	87
Gross Profit	(44)	13
Engineering, Selling and Administrative Expenses	(10)	337
Loss From Operations	(34)	(324)
Other Expense, net	(65)	(12)
Net Loss	$(99)	$(336)
STRATTEC’s Equity Loss of SAL LLC	$(9)	$(328)

Currently, we, along with our joint venture partner, are winding down and discontinuing operating the business of SAL LLC.

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Sales to VAST LLC	$596	$50
Sales to SAL, LLC	$35	$75
Purchases from VAST LLC	$45	$31
Expenses Charged to VAST LLC	$212	$228
Expenses Charged from VAST LLC	$218	$409

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2020. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of the capital contribution totaled $3.06 million. As of October 1, 2017, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	October 1, 2017	July 2, 2017
STRATTEC Credit Facility	$20,000	$16,000
ADAC-STRATTEC Credit Facility	$20,000	$14,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
STRATTEC Credit Facility	$18,143	$12,159	2.3%	1.5%
ADAC-STRATTEC Credit Facility	$18,022	$8,473	2.2%	1.5%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through October 1, 2017, costs of approximately $568,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at October 1, 2017 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month period ended October 1, 2017 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, July 2, 2017	$172,714	$151,088	$21,626
Net Income	3,269	2,456	813
Dividend Declared	(508)	(508)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(2,017)	—	(2,017)
Translation adjustments	297	375	(78)
Stock Based Compensation	371	371	—
Pension and Postretirement Adjustment, Net of tax	278	278	—
Employee Stock Purchases and Stock Option Exercises	25	25	—
Balance, October 1, 2017	$174,429	$154,085	$20,344

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit (costs) credits, other than the service cost component, and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Foreign Currency Transaction (Loss) Gain	$(137)	$689
Unrealized Loss on Peso Forward Contracts	(258)	(899)
Realized Gain (Loss) on Peso Forward Contracts	458	(230)
Pension and Postretirement Plans	112	(285)
Rabbi Trust Gain	89	83
Other	(177)	400
	$87	$(242)

Income Taxes

The income tax provisions for the three month periods ended October 1, 2017 and October 2, 2016 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. The reduction in our effective tax rate in the current year period as compared to the prior year period was due to a larger anticipated research and development tax credit for Federal tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
		October 1, 2017			October 2, 2016
	Net income	Shares	Per-Share Amount	Net income	Shares	Per-Share Amount
Basic Earnings Per Share	$2,456	3,611	$0.68	$1,542	3,576	$0.43
Stock Option and Restricted Stock Awards	—	70		(1)	85
Diluted Earnings Per Share	$2,456	3,681	$0.67	$1,541	3,661	$0.42

The calculation of earnings per share excluded 63,550 and 14,010 share-based payment awards as of October 1, 2017 and October 2, 2016, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of October 1, 2017, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of October 1, 2017 were 179,164. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant as determined by the Compensation Committee of the Board of Directors. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of one year from the date of grant. Unvested restricted shares granted have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Prior to August 2016, the restricted stock grants issued vest 3 to 5 years after the date of grant. As of August 2016, restricted stock grants issued vest 1 to 5 years after the date of grant as determined by the Compensation Committee of the Board of Directors.

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

There was no stock option activity under our stock incentive plan for the three months ended October 1, 2017. Options outstanding as of October 1, 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 2, 2017	138,508	$29.23
Outstanding, October 1, 2017	138,508	$29.23	4.2	$1,967
Exercisable, October 1, 2017	138,508	$25.71	4.2	$1,967

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three month periods presented below were as follows (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Intrinsic Value of Options Exercised	$—	$71
Fair Value of Stock Options Vesting	$315	$596

No options were granted during the three month period ended October 1, 2017 or October 2, 2016.

A summary of restricted stock activity under our omnibus stock incentive plan for the three months ended October 1, 2017 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 2, 2017	75,850	$60.61
Granted	27,950	$33.30
Vested	(30,400)	$62.99
Forfeited	(2,175)	$56.91
Nonvested Balance, October 1, 2017	71,225	$48.99

As of October 1, 2017, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of October 1, 2017, there was approximately $1.9 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Benefits under the Qualified Pension Plan are based on credited years of service and final average compensation. Our policy is to fund the Qualified Pension Plan with at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors has approved the termination of the Qualified Pension Plan with a proposed termination date of December 31, 2017. The termination of the Qualified Pension Plan is contingent upon receipt of an IRS determination letter that the Qualified Pension Plan was qualified upon termination and approval by the Pension Benefit Guaranty Corporation (“PBGC”). The date the termination will be approved and benefits can be distributed will not be known until we receive all required regulatory approvals. On or about October 13, 2017, we submitted a request to the IRS for a determination letter that the Qualified Pension Plan is qualified upon termination prior to the end of the 2017 calendar year. Depending on the time receipt of IRS and PBGC approval, we intend to distribute Qualified Pension Plan assets prior to the end of the 2018 calendar year.  Additionally, in connection with preparing for the termination of the Qualified Pension Plan, we have amended the plan to provide that participants are 100 percent vested in their accrued benefits as of the effective date of the plan termination, to adopt a new standard for disability benefits that will apply when the plan’s assets are distributed due to the termination, to add a lump sum distribution for employees and terminated vested participants who are not in payment status when Qualified Pension Plan assets are distributed due to the termination and to make certain other conforming amendments to the Qualified Pension Plan to comply with applicable laws that may be required by the IRS or may be deemed necessary or advisable to improve the administration of the Qualified Pension Plan or facilitate its termination and liquidation.  We will contribute to the Trust Fund for the Qualified Pension Plan as necessary to ensure there are sufficient assets to provide all Qualified Pension Plan benefits as required by the PBGC.  The financial impact of the Qualified Pension Plan termination will be recognized as a settlement of the Qualified Pension Plan liabilities.  The settlement date and related financial impact have not yet been determined.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The Rabbi Trust assets had a value of $2.7 million at October 1, 2017 and $2.6 million at July 2, 2017, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$17	$14	$3	$3
Interest cost	964	981	11	14
Expected return on plan assets	(1,528)	(1,464)	—	—
Amortization of prior service cost (credit)	3	3	(191)	(191)
Amortization of unrecognized net loss	509	807	120	135
Net periodic benefit cost (credit)	$(35)	$341	$(57)	$(39)

No voluntary contributions were made to the Qualified Pension Plan during the three month period ended October 1, 2017. Voluntary contributions of $3 million were made to the Qualified Pension Plan during the three month period ended October 2, 2016. Additional contributions totaling $3 million are anticipated to be made during the remainder of fiscal 2018.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended October 1, 2017
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2017	$14,138	$18,750	$32,888
Other comprehensive loss before reclassifications	(297)	—	(297)
Income tax	—	—	—
Net other comprehensive loss before reclassifications	(297)	—	(297)
Reclassifications:
Prior service credits (A)	—	188	188
Actuarial gains (A)	—	(629)	(629)
Total reclassifications before tax	—	(441)	(441)
Income tax	—	163	163
Net reclassifications	—	(278)	(278)
Other comprehensive loss (income)	(297)	(278)	(575)
Other comprehensive loss attributable to non- controlling interest	78	—	78
Balance, October 1, 2017	$13,763	$18,472	$32,235

	Three Months Ended October 2, 2016
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2016	$13,155	$24,518	$37,673
Other comprehensive loss before reclassifications	1,623	—	1,623
Income tax	—	—	—
Net other comprehensive loss before Reclassifications	1,623	—	1,623
Reclassifications:
Prior service credits (A)	—	188	188
Unrecognized net loss (A)	—	(941)	(941)
Total reclassifications before tax	—	(753)	(753)
Income tax	—	278	278
Net reclassifications	—	(475)	(475)
Other comprehensive loss (income)	1,623	(475)	1,148
Other comprehensive loss attributable to non- controlling interest	110	—	110
Balance, October 2, 2016	$14,668	$24,043	$38,711

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2017 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to its Form 10-K on September 7, 2017. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

During the fiscal year ended July 2, 2017, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by both lower gas prices and consumer preferences. If gas prices continue to remain low over the next few years, we anticipate this consumer buying trend will continue. As we look out over the next calendar year, the current sales projections from our third party forecasting service indicate that the  North American light vehicle production will remain flat or slightly lower than the levels experienced during calendar year 2017. However, our capital spending will remain high through our fiscal year 2018 as we continue to support several new customer program launches, in particular production at our new paint and door handle assembly facility in Leon, Mexico.

Analysis of Results of Operations

Three months ended October 1, 2017 compared to the three months ended October 2, 2016

	Three Months Ended
	October 1, 2017	October 2, 2016
Net Sales (in millions)	$102.5	$100.2

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	October 1, 2017	October 2, 2016
Fiat Chrysler Automobiles	$24.1	$23.9
General Motors Company	20.3	22.0
Ford Motor Company	15.4	15.0
Tier 1 Customers	15.8	17.8
Commercial and Other OEM Customers	17.9	13.6
Hyundai / Kia	9.0	7.9
	$102.5	$100.2

Sales to Fiat Chrysler Automobiles and Ford Motor Company in the current year quarter were essentially flat in comparison to the prior year quarter. The decrease in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to lower production volumes and content on products we supplied to Opel Automotive GmbH as part of our General Motors business in the prior year quarter. Sales to Tier 1 Customers decreased in the current year quarter as compared to the prior year quarter due to lower sales on our driver controls products. Sales to Commercial and Other OEM Customers during the current year quarter increased in comparison to the prior year quarter due to new programs at Honda of America Manufacturing, Inc. These customers, along with Tier 1 customers, represent purchasers of vehicle access control products, such as latches, fobs, driver controls and door handles and related components, that we have developed in recent years to complement our historic core business of locks and keys. The increased sales to Hyundai / Kia in the current year quarter as compared to the prior year quarter were due to higher vehicle production volumes on vehicles for which we supply components.

	Three Months Ended
	October 1, 2017	October 2, 2016
Cost of Goods Sold (in millions)	$89.0	$85.4

Direct material costs are the most significant component of our cost of goods sold and comprised $57.4 million or 64.5 percent of our cost of goods sold in the current year quarter compared to $56.6 million or 66.3 percent of our cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $800,000 or 1.4 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter. The reduction in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter is due to an increase in the remaining components of our cost of goods sold as discussed below.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $2.8 million or 9.7 percent to $31.6 million in the current year quarter from $28.8 million in the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes between the three month periods. Additionally, the current year quarter as compared to the prior year quarter included higher production and expediting costs associated with new product launches occurring during the current year quarter, in particular in connection with the opening of our new paint facility in Leon, Mexico, to meet certain customer schedules and due to an unfavorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations increased approximately $540,000 in the current year quarter as compared to the prior year quarter due to an unfavorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 17.95 pesos to the dollar in the current year quarter from approximately 18.73 pesos to the dollar in the prior year quarter.

	Three Months Ended
	October 1, 2017	October 2, 2016
Gross Profit (in millions)	$13.5	$14.8
Gross Profit as a percentage of net sales	13.1%	14.8%

The decrease in gross profit and gross profit as a percentage of net sales in the current year quarter as compared to the prior year quarter were attributed to higher than expected production and expediting costs associated with new product launches occurring during the current year quarter, in particular in connection with the opening of our new paint facility in Leon, Mexico to meet certain customer schedules as well as an unfavorable Mexican Peso to U.S. Dollar exchange rate affecting the cost of our Mexican operations, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	October 1, 2017	October 2, 2016
Expenses (in millions)	$10.0	$11.3
Expenses as a percentage of net sales	9.8%	11.3%

Engineering, selling and administrative expenses decreased during the current year quarter as compared to the prior year quarter. The current year quarter as compared to the prior year quarter included a reduction in new product program development costs for which we utilized third party vendors for a portion of the development work.

Income from operations in the current year quarter was $3.4 million compared to $3.5 million in the prior year quarter. The quarter over quarter reduction in the gross profit was offset by a reduction in engineering, selling and administrative expenses in the current year quarter as compared to the prior year quarter, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Vehicle Access Systems Technology LLC	$1,035	$390
STRATTEC Advanced Logic, LLC	(9)	(328)
	$1,026	$62

Our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures in China and India continue to report profitable operating results while our joint venture in Brazil continues to report losses due to the weak automotive build in that region. STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, during all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support. Currently, we, along with our joint venture partner, are winding down and discontinuing operating the business of SAL LLC.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2017
Foreign Currency Transaction (Loss) Gain	$(137)	$689
Unrealized Loss on Peso Forward Contracts	(258)	(899)
Realized Gain (Loss) on Peso Forward Contracts	458	(230)
Pension and Postretirement Plans	112	(285)
Rabbi Trust Gain	89	83
Other	(177)	400
	$87	$(242)

Foreign currency transaction losses during the current year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of October 1, 2017 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 24.6 percent for the current year quarter compared to 27.2 percent for the prior year quarter. The income tax provisions for the three month periods ended October 1, 2017 and October 2, 2016 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes. The reduction in our effective tax rate in the current year period as compared to the prior year period was due to a larger anticipated research and development tax credit for Federal tax purposes.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of October 1, 2017 was as follows (in millions):

Fiat Chrysler Automobiles	$17.1
General Motors Company	$12.1
Ford Motor Company	$9.5

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. During 2017, we changed our assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings are no longer considered permanently reinvested. We repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017. As of October 1, 2017, $646,000 of our $8.5 million cash and cash equivalents balance was held in Mexico. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary.

Cash Flow Analysis

	Three Months Ended
	October 1, 2017	October 2, 2016
Cash Flows from (in millions):
Operating Activities	$0.4	$5.0
Investing Activities	$(7.6)	$(8.2)
Financing Activities	$7.5	$4.7

The change in operating cash flow between periods was impacted by a larger increase in working capital requirements in the current year period as compared to the prior year period. The quarter over quarter increase in net working capital requirements totaled $5.3 million. The increase in our working capital requirements between periods was made up of the following working capital changes between periods (in millions):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	October 1, 2017	October 2, 2016	Change
Accounts Receivable	$(1.2)	$4.4	$(5.6)
Inventory	$3.9	$—	$3.9
Other Assets	$2.2	$1.4	$0.8
Accounts Payable and Accrued Liabilities	$0.9	$(5.3)	$6.2

The quarter over quarter change in the accounts receivable balances reflected a reduction in our accounts receivable balances during the current year quarter compared to an increase in accounts receivable balances during the prior year quarter. The reduction in accounts receivable balances during the current year quarter reflected reduced sales levels toward the end of our current year quarter as compared to the end of our June 2017 quarter. The increase in accounts receivable balances during the prior year quarter reflected higher sales levels toward the end of our prior year quarter as compared to the end of our June 2016 quarter. The period over period change in inventory reflected an increase in inventory balances during the current year quarter, which was the result of ramping up for new customer program launches. The quarter over quarter change in other assets reflected an increase in customer tooling balances of $1.9 million in the current year quarter, which was more than offset by cash contributions of $3 million made to our qualified pension plan during the prior year quarter. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. The current quarter change in customer tooling balances was the result of the timing of tooling development spending required to meet customer production requirements and related customer reimbursements. No contributions were made to our qualified pension plan during the current year quarter. The quarter over quarter change in accounts payable and accrued liability balances reflected a slight increase in working capital requirements in the current year quarter compared to a significant decrease in working capital requirements in the prior year quarter. The prior year quarter included an increase in accounts payable balances of $4.6 million due to a combination of a change in payment terms from 30 days to 45 days with certain large vendors and the timing of purchases and payments with our vendors based on normal payment terms.

Net cash used by investing activities of $7.6 million during the current year quarter and $8.2 million during the prior year quarter included capital expenditures of $7.6 million and $7.4 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year quarter and prior year quarter capital expenditures also included $792,000 and $3.7 million, respectively, related to the construction of a new ADAC-STRATTEC facility and the purchase of related equipment in Leon, Mexico. Refer to discussion under Future Capital Expenditures included herein. Net cash used in investing activities during the prior year quarter also included $850,000 of loans to our joint venture, SAL LLC, in support of operating expenses, working capital needs, and the payment of outstanding balances due to STRATTEC for the supply of parts. Currently, we, along with our joint venture partner, are winding down and discontinuing operating the business of SAL LLC.

Net cash provided by financing activities during the current year quarter of $7.5 million included $12.0 million of additional borrowings under credit facilities, partially offset by repayments of borrowings under credit facilities of $2.0 million, $508,000 of regular quarterly dividend payments to shareholders and $2.0 million of dividend payments to non-controlling interests in our subsidiaries. Net cash provided by financing activities of $4.7 million during the prior year period included $8.0 million of additional borrowings under credit facilities and $2.9 million in non-controlling interest contributions to ADAC-STRATTEC LLC in accordance with the ADAC-STRATTEC debt facility provisions, which cash inflows were partially offset by repayments of borrowings under credit facilities of $4.0 million, $503,000 million of regular quarterly dividend payments to shareholders and $1.8 million of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

No capital contributions were made to VAST LLC during the three month periods ended October 1, 2017 or October 2, 2016. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda, will require a capital contribution of approximately $750,000 collectively by all VAST partners to fund operations during the remainder of fiscal year 2018. STRATTEC’s portion of these remaining capital contributions is anticipated to be $250,000.

ADAC-STRATTEC LLC Cash Requirements

ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, completed the construction of a new manufacturing facility in Leon, Mexico during the current quarter. Total capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $20.8 million as of October 1, 2017. See further discussion under Future Capital Expenditures included herein. In contemplation of this facility construction, effective April 27, 2016, the ADAC-STRATTEC Credit Facility was amended to increase the available borrowings under the credit facility from $10 million to $20 million. Under the terms of the amended credit agreement, a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the quarter ended October 2, 2016. STRATTEC’s portion of the required capital contribution was $3.06 million. The ADAC-STRATTEC Credit Facility was again amended effective as of June 26, 2017 to increase the borrowing limit to $25 million.

STRATTEC Advanced Logic, LLC Cash Requirements

During all periods presented in this report, STRATTEC provided 100 percent of the financial support to fund the start-up operating losses of SAL LLC through loans due to our joint venture partner’s inability to contribute capital to this joint venture. Currently, we, along with our joint venture partner, are in the process of winding down and discontinuing operating the business of SAL LLC. We anticipate STRATTEC will provide minimal to no funding for SAL LLC in fiscal year 2018.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $27 million in fiscal 2018 in support of requirements for new product programs, the upgrade and replacement of existing equipment, and the completion of the construction of a new facility in Leon, Mexico. On March 17, 2016, ASdM purchased land in Leon, Mexico. ASdM completed the construction of a new manufacturing facility on this land during the current quarter. This facility will be used primarily to paint and assemble door handle products. It is expected that the paint system and assembly equipment will be fully operational during our December 2017 fiscal quarter. Currently, the ADAC-STRATTEC LLC joint venture has net sales of approximately $60 million. With newly awarded customer business, we anticipate net sales will increase to approximately $110 million within the next two years. As of October 1, 2017, total capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $20.8 million. Capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $792,000 during the current quarter ended October 1, 2017.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at October 1, 2017. A total of 3,655,322 shares have been repurchased over the life of the program through October 1, 2017, at a cost of approximately $136.4 million. No shares were repurchased during the three month periods ended October 1, 2017 or October 2, 2016. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2018.

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2020. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of this capital contribution totaled $3.06 million. Outstanding borrowings under the STRATTEC Credit Facility totaled $20 million at October 1, 2017 and $16.0 million at July 2, 2017. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $18.2 million and 2.3 percent, respectively, during the three months ended October 1, 2017. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $20 million at October 1, 2017 and $14.0 million at July 2, 2017. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $18.0 million and 2.2 percent, respectively, during the three months ended October 1, 2017.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due Westinghouse under this license agreement. As of October 1, 2017, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the license agreement and the estimated fair value of the guarantee as of October 1, 2017. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $1.1 million during the three months ended October 1, 2017 and $390,000 during the three months ended October 2, 2016. During the three months ended October 1, 2017 and October 2, 2016, no capital contributions were made to VAST LLC.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $416,000 during the three months ended October 1, 2017 and approximately $479,000 during the three months ended October 2, 2016. In accordance with the provisions of the ADAC-STRATTEC Credit Facility a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the three month period ended October 2, 2016. STRATTEC’s portion of this capital contribution totaled $3.06 million. No capital contributions to ADAC-STRATTEC LLC were made during the three month period ended October 1, 2017.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $623,000 during the three months ended October 1, 2017 and approximately $35,000 during the three months ended October 2, 2016.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in an equity loss of joint ventures to STRATTEC of approximately $9,000 during the three months ended October 1, 2017 and approximately $328,000 during the three months ended October 2, 2016. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Currently, we, along with our joint venture partner, are winding down and discontinuing operating the business of SAL LLC. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At October 1, 2017, we had $40 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the three months ended October 1, 2017 was $203,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

The following table quantifies the outstanding Mexican peso forward contracts as of October 1, 2017 (thousands of dollars, except average forward contract exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 13, 2017 - June 15, 2018	$9,000	20.37	$862

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	October 1, 2017	July 2, 2017
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$862	$1,121

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended
	October 1, 2017	October 2, 2016
Not Designated as Hedging Instruments:
Realized Gain (Loss)	$458	$(230)
Unrealized Loss	$(258)	$(899)

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 7, 2017.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through October 1, 2017, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended October 1, 2017.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 9, 2017	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)