Form 10-Q
period 2018-04-01
STRATTEC SECURITY CORP
filed 2018-05-10
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

or

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

Common stock, par value $0.01 per share: 3,703,991 shares outstanding as of April 2, 2018 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

April 1, 2018

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net sales	$116,823	$109,706	$322,465	$308,895
Cost of goods sold	101,626	92,105	281,159	262,797
Gross profit	15,197	17,601	41,306	46,098
Engineering, selling and administrative expenses	10,839	11,782	31,033	34,308
Income from operations	4,358	5,819	10,273	11,790
Interest income	1	52	8	132
Equity earnings (loss) of joint ventures	619	(163)	3,118	128
Interest expense	(305)	(100)	(761)	(276)
Other income, net	158	1,192	354	1,376
Income before provision for income taxes and non-controlling interest	4,831	6,800	12,992	13,150
Provision for income taxes	899	1,752	1,956	4,060
Net income	3,932	5,048	11,036	9,090
Net income attributable to non-controlling Interest	963	1,566	2,729	3,668
Net income attributable to STRATTEC SECURITY CORPORATION	$2,969	$3,482	$8,307	$5,422

Comprehensive Income:
Net income	$3,932	$5,048	$11,036	$9,090
Pension and postretirement plans, net of tax	338	475	893	1,424
Currency translation adjustments	3,487	3,357	1,193	(1,674)
Other comprehensive loss, net of tax	3,825	3,832	2,086	(250)
Comprehensive income	7,757	8,880	13,122	8,840
Comprehensive income attributable to non- controlling interest	1,894	2,638	2,709	3,737
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$5,863	$6,242	$10,413	$5,103

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.82	$0.97	$2.29	$1.51
Diluted	$0.80	$0.95	$2.24	$1.48

Average shares outstanding:
Basic	3,634	3,592	3,625	3,586
Diluted	3,708	3,671	3,702	3,666

Cash dividends declared per share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	April 1, 2018	July 2, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,037	$8,361
Receivables, net	70,527	64,933
Inventories:
Finished products	9,665	9,976
Work in process	9,655	9,328
Purchased materials	28,339	20,682
Excess and obsolete reserve	(4,678)	(4,510)
Inventories, net	42,981	35,476
Other current assets	27,401	20,235
Total current assets	147,946	129,005
Investment in joint ventures	21,367	16,840
Deferred income taxes	1,620	256
Other long-term assets	17,598	16,022
Property, plant and equipment	268,246	251,519
Less: accumulated depreciation	(149,697)	(139,928)
Net property, plant and equipment	118,549	111,591
	$307,080	$273,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,268	$39,679
Accrued Liabilities:
Payroll and benefits	12,371	13,055
Environmental	1,295	1,308
Warranty	6,297	5,550
Other	7,498	8,303
Total current liabilities	71,729	67,895
Borrowings under credit facility	48,000	30,000
Accrued pension obligations	1,580	1,492
Accrued postretirement obligations	802	1,003
Other long-term liabilities	1,787	610
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,251,937 issued shares at April 1, 2018 and 7,216,103 issued shares at July 2, 2017	72	72
Capital in excess of par value	94,869	93,813
Retained earnings	232,695	225,913
Accumulated other comprehensive loss	(30,782)	(32,888)
Less: treasury stock, at cost (3,617,471 shares at April 1, 2018 and 3,619,487 shares at July 2, 2017)	(135,790)	(135,822)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	161,064	151,088
Non-controlling interest	22,118	21,626
Total shareholders’ equity	183,182	172,714
	$307,080	$273,714

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	April 1, 2018	April 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,036	$9,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,551	8,454
Foreign currency transaction loss (gain)	173	(1,775)
Unrealized loss (gain) on peso forward contracts	687	(1,147)
Stock based compensation expense	871	1,154
Equity earnings of joint ventures	(3,118)	(128)
Deferred income taxes	(1,710)	—
Change in operating assets and liabilities:
Receivables	(5,206)	(6,978)
Inventories	(7,505)	473
Other assets	(8,277)	(4,674)
Accounts payable and accrued liabilities	6,244	7,831
Other, net	(44)	(143)
Net cash provided by operating activities	3,702	12,157
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(125)	(250)
Loan to joint ventures	—	(1,925)
Repayment from loan to joint ventures	300	75
Purchase of property, plant and equipment	(19,382)	(26,642)
Proceeds received on sale of property, plant, and equipment	12	—
Net cash used in investing activities	(19,195)	(28,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	21,000	30,000
Repayments of borrowings under credit facility	(3,000)	(24,000)
Contribution from non-controlling interest of subsidiaries	—	2,940
Dividends paid to non-controlling interests of subsidiaries	(2,217)	(1,764)
Dividends paid	(1,525)	(1,509)
Exercise of stock options and employee stock purchases	217	187
Net cash provided by financing activities	14,475	5,854
Foreign currency impact on cash	(306)	245
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,324)	(10,486)

CASH AND CASH EQUIVALENTS
Beginning of period	8,361	15,477
End of period	$7,037	$4,991
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,356	$1,512
Interest	$716	$263
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(1,825)	$(650)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each VAST Automotive Group partner’s products. We also maintain a 51 percent interest in a joint venture, STRATTEC Advanced Logic, LLC (“SAL LLC”), which was formed to introduce a new generation of biometric security products based on the designs of Actuator Systems, our partner and the owner of the remaining ownership interest. Currently, we, along with our joint venture partner, are winding down operating the business of SAL LLC.

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of April 1, 2018 and July 2, 2017, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

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

In March 2017, the FASB issued an update to the accounting guidance for the presentation of net periodic pension cost and net periodic postretirement benefit cost. The update requires the service cost component of net periodic benefit cost be reported in the same line items as other compensation costs arising from services rendered by the pertinent employees during the applicable period. The remaining components of net periodic benefit cost are required to be presented separately from the service cost component outside a subtotal of income from operations. Additionally, the update allows only the service cost component to be eligible for capitalization when applicable. The guidance requires retrospective restatement for each period presented for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospective application for the capitalization of the service cost component of net periodic benefit cost. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, with early adoption permitted. We elected early adoption beginning with the interim periods of our fiscal 2018. The adoption of this guidance resulted in the reclassification of expense within our Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended April 2, 2017 of $198,000 and $595,000, respectively, from cost of goods sold to Other income, net and $87,000 and $260,000, respectively, from engineering, selling and administrative expenses to Other Income, net.

In February 2018, the FASB issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income. The guidance will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within these fiscal years. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

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

The following table quantifies the outstanding Mexican peso forward contracts as of April 1, 2018 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 13, 2018 - June 15, 2018	$4,500	20.08	$434

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	April 1, 2018	July 2, 2017
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$434	$1,121

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Not Designated as Hedging Instruments:
Realized Gain (Loss)	$322	$(692)	$981	$(1,498)
Unrealized Gain (Loss)	$392	$2,710	$(687)	$1,147

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of April 1, 2018 and July 2, 2017. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2018 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$281	$—	$—
Mid Cap	279	—	—
Large Cap	543	—	—
International	819	—	—
Fixed Income Funds	855	—	—
Mexican Peso Forward Contracts	—	434	—
Total Assets at Fair Value	$2,777	$434	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the two currencies. There were no transfers between Level 1 and Level 2 assets during the nine month period ended April 1, 2018.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net Sales	$44,133	$30,967	$127,976	$89,983
Cost of Goods Sold	34,063	24,776	98,339	71,993
Gross Profit	10,070	6,191	29,637	17,990
Engineering, Selling and Administrative Expenses	7,429	5,067	19,775	14,294
Income From Operations	2,641	1,124	9,862	3,696
Other Income, net	163	259	949	1,430
Income before Provision for Income Taxes	2,804	1,383	10,811	5,126
Provision for Income Taxes	683	50	1,367	627
Net Income	$2,121	$1,333	$9,444	$4,499
STRATTEC’s Share of VAST LLC Net Income	$707	$445	$3,148	$1,500
Intercompany Profit Elimination	(4)	6	(6)	(17)
STRATTEC’s Equity Earnings of VAST LLC	$703	$451	$3,142	$1,483

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

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. Payments due Westinghouse under the license agreement were guaranteed by STRATTEC. As of April 1, 2018 and July 2, 2017, STRATTEC has a recorded liability equal to the estimated fair value of the future payments due under this guarantee of $250,000, which is payable by June 30, 2018. The liability is included in Accrued Liabilities: Other in the accompanying Condensed Consolidated Balance Sheets.

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $2.6 million as of April 1, 2018 and July 2, 2017. As of each balance sheet date, the outstanding loan amount was eliminated against STRATTEC’s Investment in SAL LLC in the preparation of the consolidated financial statements.

Even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made by loans from STRATTEC to SAL LLC. Therefore, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented in this report. The equity loss reported for the year to date period ended April 1, 2018 reflects a reduction in our estimated required financial support needed to satisfy the liabilities of SAL LLC.

The following are summarized statements of operations for SAL LLC (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net Sales	$—	$102	$227	$298
Cost of Goods Sold	—	244	408	428
Gross (Loss) Profit	—	(142)	(181)	(130)
Engineering, Selling and Administrative Expenses	19	425	(6)	1,131
Loss From Operations	(19)	(567)	(175)	(1,261)
Other Expense, net	(65)	(47)	(194)	(94)
Net Loss	$(84)	$(614)	$(369)	$(1,355)
STRATTEC’s Equity Loss of SAL LLC	$(84)	$(614)	$(24)	$(1,355)

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

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Sales to VAST LLC	$507	$501	$2,090	$1,041
Sales to SAL LLC	$—	$63	$182	$190
Purchases from VAST LLC	$29	$27	$158	$129
Expenses Charged to VAST LLC	$232	$341	$615	$567
Expenses Charged from VAST LLC	$176	$375	$706	$724

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $25 million effective July 1, 2019. The credit facilities both expire August 1, 2020. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of the capital contribution totaled $3.06 million. As of April 1, 2018, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	April 1, 2018	July 2, 2017
STRATTEC Credit Facility	$23,000	$16,000
ADAC-STRATTEC Credit Facility	$25,000	$14,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
STRATTEC Credit Facility	$21,223	$12,416	2.4%	1.6%
ADAC-STRATTEC Credit Facility	$23,989	$9,821	2.5%	1.6%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through April 1, 2018, costs of approximately $580,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at April 1, 2018 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the nine month period ended April 1, 2018 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, July 2, 2017	$172,714	$151,088	$21,626
Net Income	11,036	8,307	2,729
Dividend Declared	(1,525)	(1,525)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(2,217)	—	(2,217)
Translation adjustments	1,193	1,213	(20)
Stock Based Compensation	871	871	—
Pension and Postretirement Adjustment, Net of Tax	893	893	—
Employee Stock Purchases and Stock Option Exercises	217	217	—
Balance, April 1, 2018	$183,182	$161,064	$22,118

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

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Foreign Currency Transaction (Loss) Gain	$(592)	$(722)	$(173)	$1,775
Unrealized Gain (Loss) on Peso Forward Contracts	392	2,710	(687)	1,147
Realized Gain (Loss) on Peso Forward Contracts	322	(692)	981	(1,498)
Pension and Postretirement Plans Credit (Cost)	111	(285)	335	(855)
Rabbi Trust (Loss) Gain	(14)	112	178	227
Other	(61)	69	(280)	580
	$158	$1,192	$354	$1,376

Income Taxes

Our income tax provisions for the three and nine month periods ended April 1, 2018 were impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending July 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property.  Section 15 of the Internal Revenue Code stipulates that for our fiscal year ending July 1, 2018, we will have a blended statutory corporate tax rate of 28%, which is based on the applicable statutory tax rates before and after the Act and the number of days in our fiscal year.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is still able to determine a reasonable estimate of the tax effect, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act.

In connection with our analysis of the impact of the Act, we have recorded a discrete net tax benefit of $309,000 and $854,000 for the three and nine month periods ended April 1, 2018, respectively.  This net tax benefit primarily consists of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate.  For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects for certain elements of the Act.  However, we were able to make reasonable estimates of certain effects and, therefore, we recorded provisional adjustments of these elements in the accompanying condensed financial statements.  We identified these items as provisional since our analysis of the items is not complete.

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

Our accounting for the following elements of the Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded for the following elements in our accompanying condensed financial statements.

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

Our income tax provision for the nine month period ended April 2, 2017 was impacted by the recognition of a $424,000 deferred tax liability resulting from a change in assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. Accordingly, we did not previously record deferred income taxes on these earnings in our financial statements. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings were no longer considered permanently reinvested as of January 1, 2017. As a result, we repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017, recognized the deferred tax liability resulting from the change in assertion, and concluded that, with some restrictions and tax implications, the remaining current and future accumulated undistributed earnings of these subsidiaries will be available for repatriation in future periods as deemed necessary.

Additionally, our income tax provisions for the three and nine month periods ended April 1, 2018 and April 2, 2017 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2018			April 2, 2017
	Net income	Shares	Per-Share Amount	Net income	Shares	Per-Share Amount
Basic Earnings Per Share	$2,969	3,634	$0.82	$3,482	3,592	$0.97
Stock Option and Restricted Stock Awards	—	74		—	79
Diluted Earnings Per Share	$2,969	3,708	$0.80	$3,482	3,671	$0.95

	Nine Months Ended
	April 1, 2018			April 2, 2017
	Net income	Shares	Per-Share Amount	Net income	Shares	Per-Share Amount
Basic Earnings Per Share	$8,307	3,625	$2.29	$5,422	3,586	$1.51
Stock Option and Restricted Stock Awards	—	77		—	80
Diluted Earnings Per Share	$8,307	3,702	$2.24	$5,422	3,666	$1.48

The calculation of earnings per share excluded 41,200 and 14,010 share-based payment awards as of April 1, 2018 and April 2, 2017, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of April 1, 2018, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of April 1, 2018 were 180,864. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the nine months ended April 1, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 2, 2017	138,508	$29.23
Exercised	(5,434)	$25.64
Outstanding, April 1, 2018	133,074	$29.37	3.6	$1,450
Exercisable, April 1, 2018	133,074	$29.37	3.6	$1,450

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and nine month periods presented below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Intrinsic Value of Options Exercised	$—	$—	$110	$97
Fair Value of Stock Options Vesting	$—	$—	$315	$566

No options were granted during the nine month periods ended April 1, 2018 or April 2, 2017.

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended April 1, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 2, 2017	75,850	$60.61
Granted	27,950	$33.30
Vested	(30,400)	$62.99
Forfeited	(3,875)	$52.80
Nonvested Balance, April 1, 2018	69,525	$49.02

As of April 1, 2018, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of April 1, 2018, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Benefits under the Qualified Pension Plan are based on credited years of service and final average compensation. Our policy is to fund the Qualified Pension Plan with at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors has approved the termination of the Qualified Pension Plan with a proposed termination date of December 31, 2017. The termination of the Qualified Pension Plan is contingent upon (1) receipt of an IRS determination letter that the Qualified Pension Plan was qualified upon termination and (2) approval by the Pension Benefit Guaranty Corporation (“PBGC”). The date the termination will be approved and benefits can be distributed will not be known until we receive all required regulatory approvals. We submitted a request to the IRS for a determination letter that the Qualified Pension Plan is qualified upon termination prior to the end of the 2017 calendar year. We are still waiting for receipt of such notification from the IRS. Depending on the time of receipt of IRS and PBGC approval, we intend to distribute Qualified Pension Plan assets prior to the end of the 2018 calendar year.  Additionally, in connection with preparing for the termination of the Qualified Pension Plan, we have amended the plan to provide that participants are 100 percent vested in their accrued benefits as of the effective date of the plan termination, to adopt a new standard for disability benefits that will apply when the plan’s assets are distributed due to the termination, to add a lump sum distribution for employees and terminated vested participants who are not in payment status when Qualified Pension Plan assets are distributed due to the termination and to make certain other conforming amendments to the Qualified Pension Plan to comply with applicable laws that may be required by the IRS or may be deemed necessary or advisable to improve the administration of the Qualified Pension Plan or facilitate its termination and liquidation.  We will contribute to the Trust Fund for the Qualified Pension Plan as necessary to ensure there are sufficient assets to provide all Qualified Pension Plan benefits as required by the PBGC.  The financial impact of the Qualified Pension Plan termination will be recognized as a settlement of the Qualified Pension Plan liabilities.  The settlement date and related financial impact have not yet been determined.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The Rabbi Trust assets had a value of $2.8 million at April 1, 2018 and $2.6 million at July 2, 2017, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income, net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Service cost	$17	$13	$3	$4
Interest cost	965	981	11	13
Expected return on plan assets	(1,528)	(1,463)	—	—
Amortization of prior service cost (credit)	3	3	(191)	(191)
Amortization of unrecognized net loss	509	807	119	134
Net periodic benefit (credit) cost	$(34)	$341	$(58)	$(40)

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Service cost	$50	$40	$10	$11
Interest cost	2,893	2,943	33	40
Expected return on plan assets	(4,583)	(4,390)	—	—
Amortization of prior service cost (credit)	9	9	(573)	(573)
Amortization of unrecognized net loss	1,526	2,421	359	403
Net periodic benefit (credit) cost	$(105)	$1,023	$(171)	$(119)

No voluntary contributions were made to the Qualified Pension Plan during the nine month period ended April 1, 2018. Voluntary contributions of $5 million were made to the Qualified Pension Plan during the nine month period ended April 2, 2017. No additional contributions are anticipated to be made during the remainder of fiscal 2018.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Nine Months Ended April 1, 2018
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2017	$14,138	$18,750	$32,888
Other comprehensive loss before reclassifications	(1,193)	—	(1,193)
Income tax	—	—	—
Net other comprehensive loss before Reclassifications	(1,193)	—	(1,193)
Reclassifications:
Prior service credits (A)	—	564	564
Actuarial gains (A)	—	(1,885)	(1,885)
Total reclassifications before tax	—	(1,321)	(1,321)
Income tax	—	428	428
Net reclassifications	—	(893)	(893)
Other comprehensive loss (income)	(1,193)	(893)	(2,086)
Other comprehensive loss attributable to non- controlling interest	20	—	20
Balance, April 1, 2018	$12,925	$17,857	$30,782

	Nine Months Ended April 2, 2017
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2016	$13,155	$24,518	$37,673
Other comprehensive loss before reclassifications	1,948	—	1,948
Income tax	(274)	—	(274)
Net other comprehensive loss before Reclassifications	1,674	—	1,674
Reclassifications:
Prior service credits (A)	—	564	564
Unrecognized net loss (A)	—	(2,825)	(2,825)
Total reclassifications before tax	—	(2,261)	(2,261)
Income tax	—	837	837
Net reclassifications	—	(1,424)	(1,424)
Other comprehensive loss (income)	1,674	(1,424)	250
Other comprehensive loss attributable to non- controlling interest	(69)	—	(69)
Balance, April 2, 2017	$14,898	$23,094	$37,992

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income, net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

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

Outlook

During the fiscal year ended July 2, 2017, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by both lower gas prices and consumer preferences. If gas prices continue to remain low over the next few years, we anticipate this consumer buying trend will continue. As we look out over the remainder of calendar 2018, the current sales projections from our third party forecasting service indicate that North American light vehicle production will remain flat or slightly lower than the levels experienced during calendar year 2017. However, our capital spending will remain high through our fiscal year 2018 as we continue to support several new customer program launches, in particular production at our new paint and door handle assembly facility in Leon, Mexico.

Analysis of Results of Operations

Three months ended April 1, 2018 compared to the three months ended April 2, 2017

	Three Months Ended
	April 1, 2018	April 2, 2017
Net Sales (in millions)	$116.8	$109.7

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	April 1, 2018	April 2, 2017
Fiat Chrysler Automobiles	$31.3	$28.0
General Motors Company	22.4	21.9
Ford Motor Company	18.1	16.8
Tier 1 Customers	19.0	19.6
Commercial and Other OEM Customers	21.7	15.2
Hyundai / Kia	4.3	8.2
	$116.8	$109.7

Sales to Fiat Chrysler Automobiles increased in the current year quarter as compared to the prior year quarter due to a combination of higher vehicle production volumes and content on the components we supply. The increase in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to higher content sales on models for which we supply components, in particular latches. In the prior year quarter we supplied Opel Automotive GmbH as part of our General Motors business. We now supply these products directly to Opel Automotive, which sales are now included under “Commercial and Other OEM Customers” above. Sales to Ford Motor Company increased in the current year quarter as compared to the prior year quarter due to a combination of higher production volumes and content on components we supply. Sales to Tier 1 Customers decreased in the current year quarter as compared to the prior year quarter due to lower sales on our driver controls products. Sales to Commercial and Other OEM Customers during the current year quarter increased in comparison to the prior year quarter due to new programs at Honda of America Manufacturing, Inc. and Volkswagen. These customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver controls and door handles and related components, that we have developed in recent years to complement our historic core business of locks and keys. The decreased sales to Hyundai / Kia in the current year quarter as compared to the prior year quarter were due to lower levels of production on vehicles for which we supply components.

	Three Months Ended
	April 1, 2018	April 2, 2017
Cost of Goods Sold (in millions)	$101.6	$92.1

Direct material costs are the most significant component of our cost of goods sold and comprised $65.6 million or 64.6 percent of our cost of goods sold in the current year quarter compared to $61.7 million or 67.0 percent of our cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $3.9 million or 6.3 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter. The reduction in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter was due to increased scrap and sorting costs in our prior year quarter resulting from internal manufacturing process quality issues as well as an increase in the remaining components of our cost of goods sold in the current year quarter as compared to the prior year quarter as discussed below.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $5.6 million or 18.4 percent to $36.0 million in the current year quarter from $30.4 million in the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes between the three month periods. Additionally, the current year quarter as compared to the prior year quarter included a continuation from our previous quarters of higher production and expediting costs associated with new product launches occurring in fiscal year 2018, in particular in connection with the start-up of our new door handle paint facility in Leon, Mexico and due to an unfavorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations increased approximately $826,000 in the current year quarter as compared to the prior year quarter due to an unfavorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 18.75 pesos to the dollar in the current year quarter from approximately 19.86 pesos to the dollar in the prior year quarter.

	Three Months Ended
	April 1, 2018	April 2, 2017
Gross Profit (in millions)	$15.2	$17.6
Gross Profit as a percentage of net sales	13.0%	16.0%

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

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Expenses (in millions)	$10.8	$11.8
Expenses as a percentage of net sales	9.3%	10.7%

Engineering, selling and administrative expenses decreased during the current year quarter as compared to the prior year quarter. The current year quarter as compared to the prior year quarter included a reduction in new product program development costs for which we utilized third party vendors for a portion of the development work.

Income from operations was $4.4 million in the current year quarter compared to $5.8 million in the prior year quarter. This reduction was the result of the quarter over quarter reduction in the gross profit margin, partially offset by a reduction in engineering, selling and administrative expenses in the current year quarter as compared to the prior year quarter, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017
Vehicle Access Systems Technology LLC	$703	$451
STRATTEC Advanced Logic, LLC	(84)	(614)
	$619	$(163)

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

Included in Other Income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017
Foreign Currency Transaction Loss	$(592)	$(722)
Unrealized Gain on Peso Forward Contracts	392	2,710
Realized Gain (Loss) on Peso Forward Contracts	322	(692)
Pension and Postretirement Plans Credit (Cost)	111	(285)
Rabbi Trust (Loss) Gain	(14)	112
Other	(61)	69
	$158	$1,192

Foreign currency transaction losses during the current year and prior year quarters resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains on the peso forward contracts recognized as a result of mark-to-market adjustments as of April 1, 2018 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for the three month period ended April 1, 2018 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending July 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property.  Section 15 of the Internal Revenue Code stipulates that for our fiscal year ending July 1, 2018, we will have a blended statutory corporate tax rate of 28%, which is based on the applicable statutory tax rates before and after the Act and the number of days in our fiscal year.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is still able to determine a reasonable estimate of the tax effect, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act.

In connection with our analysis of the impact of the Act, we have recorded a discrete net tax benefit of $309,000 for the three month period ended April 1, 2018.  This net tax benefit primarily consists of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate.  For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects for certain elements of the Act.  However, we were able to make reasonable estimates of certain effects and, therefore, we recorded provisional adjustments of these elements in the accompanying condensed financial statements.  We identified these items as provisional since our analysis of the items is not complete.

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

Our accounting for the following elements of the Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded for the following elements in our accompanying condensed financial statements.

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

Our income tax provision for the three month period ended April 2, 2017 was impacted by the recognition of a $424,000 deferred tax liability resulting from a change in assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. Accordingly, we did not previously record deferred income taxes on these earnings in our financial statements. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings were no longer considered permanently reinvested as of January 1, 2017. As a result, we repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017, recognized the deferred tax liability resulting from the change in assertion, and concluded that, with some restrictions and tax implications, the remaining current and future accumulated undistributed earnings of these subsidiaries will be available for repatriation in future periods as deemed necessary.

Additionally, our income tax provisions for the three month periods ended April 1, 2018 and April 2, 2017 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

We are currently subject to a U.S. Federal income tax examination related to our fiscal year 2016.

Nine months ended April 1, 2018 compared to the nine months ended April 2, 2017

	Nine Months Ended
	April 1, 2018	April 2, 2017
Net Sales (in millions)	$322.5	$308.9

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	April 1, 2018	April 2, 2017
Fiat Chrysler Automobiles	$77.4	$74.6
General Motors Company	64.2	66.1
Ford Motor Company	49.5	46.1
Tier 1 Customers	51.3	54.8
Commercial and Other OEM Customers	59.3	42.4
Hyundai / Kia	20.8	24.9
	$322.5	$308.9

Sales to Fiat Chrysler Automobiles increased in the current year period as compared to the prior year period due to a combination of higher vehicle production volumes and content on the components we supply, partially offset by reduced sales during the six months ended December 31, 2017 as a result of the discontinuation of the Chrysler 200 in December 2016. The decrease in sales to General Motors Company in the current year period as compared to the prior year period was attributed to lower production volumes and content on products we supplied to Opel Automotive GmbH as part of our General Motors business in the prior year period partially offset by increased sales attributed to higher content sales on models for which we supply components, in particular latches. We now supply products directly to Opel Automotive, which are now included under “Commercial and Other OEM Customers” above. The increase in sales to Ford Motor Company in the current year period as compared to the prior year period was due to a combination of higher production volumes and content on components we supply. Sales to Tier 1 Customers decreased in the current year period as compared to the prior year period due to lower sales on our driver controls products. Sales to Commercial and Other OEM Customers during the current year period increased in comparison to the prior year period due to new programs at Honda of America Manufacturing, Inc. and Volkswagen. These customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver controls and door handles and related components, that we have developed in recent years to complement our historic core business of locks and keys. The decreased sales to Hyundai / Kia in the current year period as compared to the prior year period were due to lower levels of production on vehicles for which we supply components.

	Nine Months Ended
	April 1, 2018	April 2, 2017
Cost of Goods Sold (in millions)	$281.2	$262.8

Direct material costs are the most significant component of our cost of goods sold and comprised $179.9 million or 64.0 percent of our cost of goods sold in the current year period compared to $174.0 million or 66.2 percent of our cost of goods sold in the prior year period. The increase in our direct material costs between these periods of $5.9 million or 3.4 percent was due to increased sales volumes in the current year period as compared to the prior year period. The reduction in our direct material costs as a percentage of our cost of goods sold in the current year period as compared to the prior year period was due to increased scrap and sorting costs in our prior year period resulting from internal manufacturing process quality issues as well as an increase in the remaining components of our cost of goods sold in the current year period as compared to the prior year period as discussed below.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $12.5 million or 14.1 percent to $101.3 million in the current year period from $88.8 million in the prior year period as the variable portion of these costs increased due to the increase in sales volumes between the nine month periods. Additionally, the current year period as compared to the prior year period included a continuation from our previous quarters of higher production and expediting costs associated with new product launches occurring in fiscal year 2018, in particular in connection with the start-up of our new door handle paint facility in Leon, Mexico and due to an unfavorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations increased approximately $2.0 million in the current year period as compared to the prior year period due to an unfavorable Mexican peso to U.S. dollar exchange rate between these nine month periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 18.54 pesos to the dollar in the current year period from approximately 19.49 pesos to the dollar in the prior year period.

	Nine Months Ended
	April 1, 2018	April 2, 2017
Gross Profit (in millions)	$41.3	$46.1
Gross Profit as a percentage of net sales	12.8%	14.9%

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

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Nine Months Ended
	April 1, 2018	April 2, 2017
Expenses (in millions)	$31.0	$34.3
Expenses as a percentage of net sales	9.6%	11.1%

Engineering, selling and administrative expenses decreased during the current year period as compared to the prior year period. The current year period as compared to the prior year period included a reduction in new product program development costs for which we utilized third party vendors for a portion of the development work.

Income from operations in the current year period was $10.3 million compared to $11.8 million in the prior year period. The period over period reduction in the gross profit margin was partially offset by a reduction in engineering, selling and administrative expenses in the current year period as compared to the prior year period, all as discussed above.

The equity earnings of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Nine Months Ended
	April 1, 2018	April 2, 2017
Vehicle Access Systems Technology LLC	$3,142	$1,483
STRATTEC Advanced Logic, LLC	(24)	(1,355)
	$3,118	$128

Our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures in China and India continue to report profitable operating results while our joint venture in Brazil continues to report losses due to our limited amount of business in that region. The increase in equity earnings of VAST LLC relates primarily to higher sales and profitability at our VAST China operations. STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, during all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support. The equity earnings reported for the nine month period ended April 1, 2018 reflect a reduction in our estimated required financial support needed to satisfy the liabilities of SAL LLC. Currently, we, along with our joint venture partner, are winding down operating the business of SAL LLC.

Included in Other Income, net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	April 1, 2018	April 2, 2017
Foreign Currency Transaction (Loss) Gain	$(173)	$1,775
Unrealized (Loss) Gain on Peso Forward Contracts	(687)	1,147
Realized Gain (Loss) on Peso Forward Contracts	981	(1,498)
Pension and Postretirement Plans Credit (Cost)	335	(855)
Rabbi Trust Gain	178	227
Other	(280)	580
	$354	$1,376

Foreign currency transaction losses and gains during the current year and prior year periods resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains on the peso forward contracts recognized as a result of mark-to-market adjustments as of April 1, 2018 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for the nine month period ended April 1, 2018 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending July 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property.  Section 15 of the Internal Revenue Code stipulates that for our fiscal year ending July 1, 2018, we will have a blended statutory corporate tax rate of 28%, which is based on the applicable statutory tax rates before and after the Act and the number of days in our fiscal year.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is still able to determine a reasonable estimate of the tax effect, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act.

In connection with our analysis of the impact of the Act, we have recorded a discrete net tax benefit of $854,000 for the nine month period ended April 1, 2018.  This net tax benefit primarily consists of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate.  For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects for certain elements of the Act.  However, we were able to make reasonable estimates of certain effects and, therefore, we recorded provisional adjustments of these elements in the accompanying condensed financial statements.  We identified these items as provisional since our analysis of the items is not complete.

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

Our accounting for the following elements of the Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded for the following elements in our accompanying condensed financial statements.

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

Our income tax provision for the nine month period ended April 2, 2017 was impacted by the recognition of a $424,000 deferred tax liability resulting from a change in assertion regarding the permanent reinvestment of earnings from two of our Mexican subsidiaries. Prior to our fiscal 2017 second quarter, the accumulated undistributed earnings from such subsidiaries were considered to be permanently reinvested in Mexico. Accordingly, we did not previously record deferred income taxes on these earnings in our financial statements. During our fiscal 2017 second quarter, the strength of the U.S. dollar to the Mexican peso significantly decreased the U.S. tax cost associated with a distribution from the Mexican entities as compared to the U.S. tax cost associated with such a distribution in prior periods. Consequently, we changed our assertion regarding the permanent reinvestment of earnings from these Mexican subsidiaries. Such earnings were no longer considered permanently reinvested as of January 1, 2017. As a result, we repatriated $15 million from Mexico to the U.S. during the quarter ended January 1, 2017, recognized the deferred tax liability resulting from the change in assertion, and concluded that, with some restrictions and tax implications, the remaining current and future accumulated undistributed earnings of these subsidiaries will be available for repatriation in future periods as deemed necessary.

Additionally, our income tax provisions for the nine month periods ended April 1, 2018 and April 2, 2017 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

We are currently subject to a U.S. Federal income tax examination related to our fiscal year 2016.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of April 1, 2018 was as follows (in millions):

Fiat Chrysler Automobiles	$20.8
General Motors Company	$14.8
Ford Motor Company	$9.7

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of April 1, 2018, $1.5 million of our $7.0 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Nine Months Ended
	April 1, 2018	April 2, 2017
Cash Flows from (in millions):
Operating Activities	$3.7	$12.2
Investing Activities	$(19.2)	$(28.7)
Financing Activities	$14.5	$5.9

The change in operating cash flow between periods was impacted by a larger increase in working capital requirements in the current year period as compared to the prior year period. The period over period increase in net working capital requirements totaled $11.4 million. The increase in our working capital requirements between periods was made up of the following working capital changes between periods (in millions):

	Increase (Decrease) in Working Capital Requirements
	Nine Months Ended
	April 1, 2018	April 2, 2017	Change
Accounts Receivable	$5.2	$7.0	$(1.8)
Inventory	$7.5	$(0.5)	$8.0
Other Assets	$8.3	$4.7	$3.6
Accounts Payable and Accrued Liabilities	$(6.2)	$(7.8)	$1.6

The period over period change in the accounts receivable balances reflected an increase in our accounts receivable balances during both the current year period and the prior year period. The increase in accounts receivable balances during both periods reflected increases in sales levels toward the end of each of our March period ends as compared to the end of the previous March periods. The period over period change in inventory reflected an increase in inventory balances during the current year period, which was the result of ramping up for new customer program launches. The period over period change in other assets reflected an increase in other asset balances of $8.3 million in the current year period compared to an increase of $4.7 million in the prior year period. The current year period increase was the result of an increase in customer tooling balances. The prior year increase was the result of cash contributions of $5 million to our qualified pension plan. No cash contributions were made to our qualified pension plan during the current year period. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. The current period change in customer tooling balances was the result of the timing of tooling development spending required to meet customer production requirements and related customer reimbursements. The quarter over quarter change in accounts payable and accrued liability balances reflected a decrease in working capital requirements in both the current year period and the prior year period. These decreases were the result of an increase in accounts payable balances due to the timing of purchases and payments with our vendors based on established payment terms.

Net cash used by investing activities of $19.2 million during the current year period and $28.7 million during the prior year period included capital expenditures of $19.4 million and $26.6 million, respectively. Capital expenditures during each period were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Current year period and prior year period capital expenditures also included $2.5 million and $10.7 million, respectively, related to the construction of a new ADAC-STRATTEC facility and the purchase of related equipment in Leon, Mexico. Refer to discussion under Future Capital Expenditures included herein. Net cash used in investing activities during the prior year period also included $1.9 million of loans to our joint venture, SAL LLC, in support of operating expenses, working capital needs, and the payment of outstanding balances due to STRATTEC for the supply of parts. Currently, we, along with our joint venture partner, are winding down operating the business of SAL LLC.

Net cash provided by financing activities during the current year period of $14.5 million included $21.0 million of additional borrowings under credit facilities, partially offset by repayments of borrowings under credit facilities of $3.0 million, $1.5 million of regular quarterly dividend payments to shareholders and $2.2 million of dividend payments to non-controlling interests in our subsidiaries. Net cash provided by financing activities of $5.9 million during the prior year period included $30.0 million of additional borrowings under credit facilities and $2.9 million in non-controlling interest contributions to ADAC-STRATTEC LLC in accordance with the ADAC-STRATTEC debt facility provisions, which cash inflows were partially offset by repayments of borrowings under credit facilities of $24.0 million, $1.5 million of regular quarterly dividend payments to shareholders and $1.8 million of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

During the nine months ended April 1, 2018, capital contributions totaling $375,000 were made to VAST LLC. STRATTEC’s portion of these capital contributions totaled $125,000.  During the nine months ended April 2, 2017, capital contributions totaling $750,000 were made to VAST LLC. STRATTEC’s portion of these capital contributions totaled $250,000.  The capital contributions to VAST LLC were made for the purposes of funding operations in Brazil. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda, will require a capital contribution of approximately $150,000 collectively by all VAST LLC partners to fund operations during the remainder of fiscal year 2018. STRATTEC’s portion of these remaining capital contributions is anticipated to be $50,000.

ADAC-STRATTEC LLC Cash Requirements

ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, completed the construction of a new manufacturing facility in Leon, Mexico during the current year period. Total capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $22.5 million as of April 1, 2018. See further discussion under Future Capital Expenditures included herein. In contemplation of this facility construction, effective April 27, 2016, the ADAC-STRATTEC Credit Facility was amended to increase the available borrowings under the credit facility from $10 million to $20 million. Under the terms of the amended credit agreement, a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the quarter ended October 2, 2016. STRATTEC’s portion of the required capital contribution was $3.06 million. The ADAC-STRATTEC Credit Facility was further amended effective as of June 26, 2017 to increase the borrowing limit to $25 million and effective as of March 27, 2018 to increase the borrowing limit to $30 million until June 30, 2019, at which time the borrowing limit will return to $25 million.

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

Future Capital Expenditures

We anticipate capital expenditures will be approximately $27 million in fiscal 2018 in support of requirements for new product programs, the upgrade and replacement of existing equipment, and the completion of the construction of a new facility in Leon, Mexico. On March 17, 2016, ASdM purchased land in Leon, Mexico. ASdM completed the construction of a new manufacturing facility on this land during the current year period. This facility will be used primarily to paint and assemble door handle products. As of March 2018, the paint system and assembly equipment was fully operational. Currently, the ADAC-STRATTEC LLC joint venture has annual net sales of approximately $75 million. With newly awarded customer business, we anticipate annual net sales will increase to approximately $110 million within the next fiscal year. As of April 1, 2018, total capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $22.5 million. Capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $2.5 million during the nine month period ended April 1, 2018.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at April 1, 2018. A total of 3,655,322 shares have been repurchased over the life of the program through April 1, 2018, at a cost of approximately $136.4 million. No shares were repurchased during the nine month periods ended April 1, 2018 or April 2, 2017. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2018.

Credit Facilities and Guarantees

STRATTEC has a $30 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $25 million effective July 1, 2019. The credit facilities both expire August 1, 2020. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on LIBOR plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. The ADAC-STRATTEC Credit Facility also required that a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC be completed by September 30, 2016. This capital contribution was completed as required. STRATTEC’s portion of this capital contribution totaled $3.06 million. Outstanding borrowings under the STRATTEC Credit Facility totaled $23 million at April 1, 2018 and $16.0 million at July 2, 2017. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $21.2 million and 2.4 percent, respectively, during the nine months ended April 1, 2018. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $25 million at April 1, 2018 and $14.0 million at July 2, 2017. The average outstanding borrowings and weighted average interest rate on the ADAC-

STRATTEC Credit Facility loans were approximately $24.0 million and 2.5 percent, respectively, during the nine months ended April 1, 2018.

SAL LLC maintains a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. STRATTEC guaranteed all payments due Westinghouse under this license agreement. As of April 1, 2018, STRATTEC has a recorded liability related to this guarantee of $250,000, which amount is equal to the amount of future payments required under the license agreement and the estimated fair value of the guarantee as of April 1, 2018. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $3.1 million during the nine months ended April 1, 2018 and $1.5 million during the nine months ended April 2, 2017. During the nine months ended April 1, 2018, capital contributions totaling $375,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $125,000. During the nine months ended April 2, 2017, capital contributions totaling $750,000 were made to VAST LLC. STRATTEC’s portion of the capital contributions totaled $250,000. The capital contributions to VAST LLC were made for the purpose of funding operations in Brazil.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.6 million during the nine months ended April 1, 2018 and approximately $2.1 million during the nine months ended April 2, 2017. In accordance with the provisions of the ADAC-STRATTEC Credit Facility a capital contribution to ADAC-STRATTEC LLC of $6 million collectively from STRATTEC and ADAC was completed during the three month period ended October 2, 2016. STRATTEC’s portion of this capital contribution totaled $3.06 million. No capital contributions to ADAC-STRATTEC LLC were made during the nine month period ended April 2, 2017.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.9 million during the nine months ended April 1, 2018 and approximately $1.2 million during the nine months ended April 2, 2017.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in equity loss of joint ventures to STRATTEC of approximately $24,000 during the nine months ended April 1, 2018 and approximately $1.4 million during the nine months ended April 2, 2017. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Currently, we, along with our joint venture partner, are winding down operating the business of SAL LLC. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At April 1, 2018, we had $48 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the nine months ended April 1, 2018 was $761,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

The following table quantifies the outstanding Mexican peso forward contracts as of April 1, 2018 (thousands of dollars, except average forward contract exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 13, 2018 - June 15, 2018	$4,500	20.08	$434

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	April 1, 2018	July 2, 2017
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$434	$1,121

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Not Designated as Hedging Instruments:
Realized Gain (Loss)	$322	$(692)	$981	$(1,498)
Unrealized Gain (Loss)	$392	$2,710	$(687)	$1,147

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through April 1, 2018, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended April 1, 2018.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

10.1

Amendment No. 5 to ADAC-STRATTEC Credit Agreement, dated as of March 27, 2018, between ADAC-STRATTEC, LLC and BMO Harris Bank N.A., as lender. (Incorporated by reference from the exhibit to the Form 8-K filed on March 27, 2018)

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 10, 2018	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)