Form 10-Q
period 2018-09-30
STRATTEC SECURITY CORP
filed 2018-11-08
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

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

Common stock, par value $0.01 per share: 3,738,357 shares outstanding as of October 1, 2018 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 30, 2018

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, costs of operations, the volume and scope of product returns and warranty claims and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 6, 2018 with the Securities and Exchange Commission for the year ended July 1, 2018.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	September 30, 2018	October 1, 2017
Net sales	$117,159	$102,460
Cost of goods sold	101,976	88,997
Gross profit	15,183	13,463
Engineering, selling and administrative expenses	11,031	10,042
Income from operations	4,152	3,421
Interest income	—	4
Equity earnings of joint ventures	909	1,026
Interest expense	(407)	(203)
Other (expense) income, net	(245)	87
Income before (benefit) provision for income taxes and non-controlling interest	4,409	4,335
(Benefit) provision for income taxes	(20)	1,066
Net income	4,429	3,269
Net income attributable to non-controlling Interest	962	813
Net income attributable to STRATTEC SECURITY CORPORATION	$3,467	$2,456

Comprehensive Income:
Net income	$4,429	$3,269
Pension and postretirement plans, net of tax	316	278
Currency translation adjustments	831	297
Other comprehensive income, net of tax	1,147	575
Comprehensive income	5,576	3,844
Comprehensive income attributable to non- controlling interest	1,616	735
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,960	$3,109

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.95	$0.68
Diluted	$0.93	$0.67

Average shares outstanding:
Basic	3,652	3,611
Diluted	3,711	3,681

Cash dividends declared per share	$0.14	$0.14

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	September 30, 2018	July 1, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,345	$8,090
Receivables, net	78,525	73,832
Inventories:
Finished products	13,418	13,410
Work in process	10,828	10,059
Purchased materials	26,149	27,185
Excess and obsolete reserve	(4,116)	(4,000)
Inventories, net	46,279	46,654
Other current assets	20,469	22,527
Total current assets	155,618	151,103
Investment in joint ventures	21,787	22,192
Other long-term assets	17,542	17,338
Property, plant and equipment	275,549	269,716
Less: accumulated depreciation	(157,548)	(153,174)
Net property, plant and equipment	118,001	116,542
	$312,948	$307,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,010	$38,439
Accrued Liabilities:
Payroll and benefits	12,895	13,393
Environmental	1,290	1,291
Warranty	7,870	7,800
Other	9,404	7,870
Borrowings under credit facilities	2,000	—
Total current liabilities	72,469	68,793
Borrowings under credit facilities	49,000	51,000
Deferred income taxes	372	961
Accrued pension obligations	1,584	1,553
Accrued postretirement obligations	784	826
Other long-term liabilities	807	796
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,289,280 issued shares at September 30, 2018 and 7,251,937 issued shares at July 1, 2018	73	73
Capital in excess of par value	95,537	95,140
Retained earnings	239,115	236,162
Accumulated other comprehensive loss	(32,946)	(33,439)
Less: treasury stock, at cost (3,616,030 shares at September 30, 2018 and 3,616,734 shares at July 1,2018)	(135,767)	(135,778)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	166,012	162,158
Non-controlling interest	21,920	21,088
Total shareholders’ equity	187,932	183,246
	$312,948	$307,175

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	September 30, 2018	October 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,429	$3,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,047	3,095
Foreign currency transaction loss	428	137
Unrealized (gain) loss on peso forward contracts	(225)	258
Stock based compensation expense	385	371
Equity earnings of joint ventures	(909)	(1,026)
Deferred income taxes	(372)	—
Change in operating assets and liabilities:
Receivables	(4,421)	1,200
Inventories	375	(3,919)
Other assets	2,688	(2,174)
Accounts payable and accrued liabilities	1,372	(852)
Other, net	—	(5)
Net cash provided by operating activities	7,797	354
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,969)	(7,571)
Net cash used in investing activities	(3,969)	(7,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,000	12,000
Repayment of borrowings under credit facility	(2,000)	(2,000)
Dividends paid to non-controlling interests of subsidiaries	(784)	(2,017)
Dividends paid	(514)	(508)
Employee stock purchases	23	25
Net cash (used in) provided by financing activities	(1,275)	7,500
Foreign currency impact on cash	(298)	(146)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,255	137

CASH AND CASH EQUIVALENTS
Beginning of period	8,090	8,361
End of period	$10,345	$8,498
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(38)	$615
Interest	$413	$183
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(272)	$(1,337)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each VAST Automotive Group partner’s products. We also maintain a 51 percent interest in a joint venture, STRATTEC Advanced Logic, LLC (“SAL LLC”), which exists to introduce a new generation of biometric security products based on the designs of Actuator Systems, our partner and the owner of the remaining ownership interest. The business of SAL LLC has been wound down to sell only commercial biometric locks.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez and Leon, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of three wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. SAL LLC is located in El Paso, Texas. We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of September 30, 2018 and July 1, 2018, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2018 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 6, 2018.

New Accounting Standards

In May 2014, the FASB issued an update to the accounting guidance for the recognition of revenue arising from contracts with customers. The update supersedes most current revenue recognition guidance and outlines a single comprehensive model for revenue recognition based on the principle that an entity should recognize revenue in an amount that reflects the expected consideration to be received in the exchange of goods and services. The guidance update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We implemented the new standard effective July 2, 2018, the first day of our 2019 fiscal year, using the modified retrospective approach to transition to the new standard. We assessed our revenue stream based upon the provisions of our customer contracts in effect on the July 2, 2018 effective date to determine the cumulative effect of initially applying the guidance. Based on our assessment, the adoption date financial statement impact was limited to a balance sheet reclassification required to establish the contract liability concept provided for in the guidance. As such, comparative financial information for reporting periods prior to July 2, 2018, has not been restated and continues to be reported in accordance with our revenue recognition policies prior to the adoption of the new guidance. Additionally, there was no cumulative effect adjustment required to be recorded to our retained earnings. The effect of the reclassification changes made to our July 2, 2018 Condensed Consolidated Balance Sheet increased Receivables, net by $1.2 million, with a corresponding increase to Accrued Liabilities: Other. Refer to the discussion of Revenue from Contracts with Customers included in these Notes to Condensed Consolidated Financial Statements.

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

Derivative Instruments

We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During the three month periods ended September 30, 2018 and October 1, 2017, we had contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other (Expense) Income, net.

The following table quantifies the outstanding Mexican peso forward contracts as of September 30, 2018 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 15, 2018 - December 17, 2018	$3,000	20.02	$186

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	September 30, 2018	July 1, 2018
Not Designated as Hedging Instruments:
Other Current Assets (Liabilities):
Mexican Peso Forward Contracts	$186	$(39)

The pre-tax effects of the Mexican peso forward contracts are included in Other (Expense) Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended
	September 30, 2018	October 1, 2017
Not Designated as Hedging Instruments:
Realized Gain	$172	$458
Unrealized Gain (Loss)	$225	$(258)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of September 30, 2018 and July 1, 2018. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$283	$—	$—
Mid Cap	285	—	—
Large Cap	575	—	—
International	863	—	—
Fixed Income Funds	864	—	—
Mexican Peso Forward Contracts	—	186	—
Total Assets at Fair Value	$2,870	$186	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the U.S. dollar and Mexican peso. There were no transfers between Level 1 and Level 2 assets during the three month period ended September, 2018.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Net Sales	$40,056	$38,510
Cost of Goods Sold	31,102	29,013
Gross Profit	8,954	9,497
Engineering, Selling and Administrative Expenses	6,150	6,021
Income From Operations	2,804	3,476
Other Income, net	397	150
Income before Provision for Income Taxes	3,201	3,626
Provision for Income Taxes	467	522
Net Income	$2,734	$3,104
STRATTEC’s Share of VAST LLC Net Income	$911	$1,035
Intercompany Profit Elimination	4	—
STRATTEC’s Equity Earnings of VAST LLC	$915	$1,035

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

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $2.6 million as of September 30, 2018 and July 1, 2018. As of each balance sheet date, the outstanding loan amount was eliminated against STRATTEC’s Investment in SAL LLC in the preparation of the consolidated financial statements.

Even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made by loans from STRATTEC to SAL LLC. Therefore, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented in this report.

The following are summarized statements of operations for SAL LLC (in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Net Sales	$6	$108
Cost of Goods Sold	(3)	152
Gross Margin (Loss)	9	(44)
Engineering, Selling and Administrative Expenses	15	(10)
Loss From Operations	(6)	(34)
Other Expense, net	—	(65)
Net Loss	$(6)	$(99)
STRATTEC’s Equity Loss of SAL LLC	$(6)	$(9)

The business of SAL LLC has been wound down to sell only commercial biometric locks.

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Sales to VAST LLC	$498	$596
Sales to SAL LLC	$—	$35
Purchases from VAST LLC	$42	$45
Expenses Charged to VAST LLC	$345	$212
Expenses Charged from VAST LLC	$207	$218

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A., which expires August 1, 2021. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC and expires August 1, 2020. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $25 million effective July 1, 2019. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of September 30, 2018, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	September 30, 2018	July 1, 2018
STRATTEC Credit Facility	$24,000	$23,000
ADAC-STRATTEC Credit Facility	$27,000	$28,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
STRATTEC Credit Facility	$23,813	$18,143	3.1%	2.3%
ADAC-STRATTEC Credit Facility	$28,396	$18,022	3.1%	2.2%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through September 30, 2018, costs of approximately $585,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at September 30, 2018 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month period ended September 30, 2018 was as follows (in thousands):

	Total Shareholders’ Equity	Equity Attributable to STRATTEC	Equity Attributable to Non- Controlling Interest
Balance, July 1, 2018	$183,246	$162,158	$21,088
Net Income	4,429	3,467	962
Dividend Declared	(514)	(514)	—
Dividend Declared – Non-controlling Interests of Subsidiaries	(784)	—	(784)
Translation adjustments	831	177	654
Stock Based Compensation	385	385	—
Pension and Postretirement Adjustment, Net of Tax	316	316	—
Employee Stock Purchases	23	23	—
Balance, September 30, 2018	$187,932	$166,012	$21,920

Revenue from Contracts with Customers

We generate revenue from the production of parts sold to automotive and light-truck Original Equipment Manufacturers (“OEMs”), or Tier 1 suppliers at the direction of the OEM, under long-term supply agreements supporting new vehicle production. Such agreements also require related production of service parts subsequent to the initial vehicle production periods. Additionally, we generate revenue from the production of parts sold in aftermarket service channels and to non-automotive commercial customers.

Revenue Recognition:

Our contracts with customers under long-term supply agreements do not commit the customer to a specified quantity of parts. However, we are generally required to fulfill our customers’ purchasing requirements for the production life of the vehicle. Contracts do not become a performance obligation until we receive either a purchase order and/or customer release for a specific number of parts at a specified price. While long-term supply agreements may range from four to six years for new vehicle production and ten to fifteen subsequent years for service parts production, contracts may be terminated by customers at any time. Historically, terminations have been minimal. Contracts may also provide for annual price reductions over the production life of the vehicle, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.

Revenue is recognized at a point in time when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days after the shipment date. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for those products based on purchase orders, annual price reductions and ongoing price adjustments, some of which is accounted for as variable consideration. We use the most likely amount method, the single most likely outcome of the contract, to estimate the amount to which we expect to be entitled. There were no significant changes to our estimates of variable consideration during the reporting period and significant changes to our estimates of variable consideration are not expected in future periods.

We do not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer. Therefore, we recognize revenue at the point in time we satisfy a performance obligation by transferring control of a part to a customer. Amounts billed to customers related to shipping and handling costs are included in Net Sales in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Shipping and handling costs are accounted for as fulfillment costs and are included in Cost of Goods Sold in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Tooling and Pre-Production Engineering Costs Related to Long-Term Supply Arrangements:

We incur pre-production engineering and tooling costs related to the products produced for our customers under long-term supply agreements. Customer reimbursements for tooling and pre-production engineering activities that are part of a long-term supply arrangement are accounted for as a reduction of cost in accordance with ASC 340, Other Assets and Deferred Costs. Pre-production costs related to long-term supply agreements with a contractual guarantee for reimbursement are included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets.  We expense all pre-production engineering costs for which reimbursement is not contractually guaranteed by the customer. All pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which we do not have a non-cancelable right to use the tooling is also expensed when incurred.

Receivables, net:

Receivables, net include amounts billed and currently due from customers. We maintain an allowance for doubtful accounts to provide for estimated amounts of receivables not expected to be collected. We continually assess our receivables for collectability and any allowance is recorded based upon age of the outstanding receivables, historical payment experience, customer creditworthiness and general economic conditions.

Contract Balances:

We have no material contract assets as of September 30, 2018. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. The activity related to contract liability balances during the period was as follows (thousands of dollars):

Balance, July 2, 2018	$1,195
Discounts Recorded as a Reduction in Sales	454
Payments of Discounts to Customers	(784)
Other	30
Balance, September 30, 2018	$895

Revenue by Product Group and Customer:

Revenue by product group was as follows (thousands of dollars):

	Three Months Ended
	September 30, 2018	October 1, 2017
Keys & Locksets	$34,352	$25,701
Power Access	22,399	23,073
Door Handles & Exterior Trim	25,958	17,836
Driver Controls	10,747	12,579
Aftermarket & OE Service	10,984	11,290
Latches	11,055	9,520
Other	1,664	2,461
	$117,159	$102,460

Revenue by customer or customer group was as follows (thousands of dollars):

	Three Months Ended
	September 30, 2018	October 1, 2017
Fiat Chrysler Automobiles	$30,297	$24,102
General Motors Company	25,287	20,338
Ford Motor Company	15,523	15,373
Tier 1 Customers	17,816	15,743
Commercial and Other OEM Customers	20,928	17,867
Hyundai / Kia	7,308	9,037
	$117,159	$102,460

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit (costs) credits, other than the service cost component, related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Foreign Currency Transaction Loss	$(428)	$(137)
Unrealized Gain (Loss) on Peso Forward Contracts	225	(258)
Realized Gain on Peso Forward Contracts	172	458
Pension and Postretirement Plans (Cost) Credit	(318)	112
Rabbi Trust Gain	79	89
Other	25	(177)
	$(245)	$87

Income Taxes

Our income tax provision for the three month period ended September 30, 2018 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act made broad and complex changes to the U.S. tax code that affected our tax provision beginning January 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date, (2) changes in the U.S. taxation of non-U.S. earnings, and (3) bonus depreciation that will allow for full expensing of qualified property. The current year quarter included a tax benefit of $20,000 compared to a tax provision of $1.1 million in the prior year quarter. This change is the result of a reduction in the expected effective tax rate between periods as well as a current year quarter discrete benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings. The expected effective tax rate between years decreased from approximately 23.5 percent in the prior year quarter to 8 percent in the current year quarter as a result of the reduction in the U.S. statutory rate and changes in the U.S. taxation of non-U.S. earnings.

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

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit in the six month period ended July 1, 2018 primarily consisting of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate.  Measurement period adjustments recorded in the three month period ended September 30, 2018 totaled $372,000. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects for certain elements of the Act.  However, we were able to make reasonable estimates of certain effects and, therefore, we recorded provisional adjustments of these elements in the accompanying condensed financial statements.  We identified these items as provisional since our analysis of each of the items is not complete.

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

We must assess whether our valuation allowance analyses are affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for, or change in, a valuation allowance is also provisional.

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

Additionally, our income tax provisions for the three months ended September 30, 2018 and October 1, 2017 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2018			October 1, 2017
	Net income	Shares	Per-Share Amount	Net income	Shares	Per-Share Amount
Basic Earnings Per Share	$3,467	3,652	$0.95	$2,456	3,611	$0.68
Stock Option and Restricted Stock Awards	—	59		—	70
Diluted Earnings Per Share	$3,467	3,711	$0.93	$2,456	3,681	$0.67

The calculation of earnings per share excluded 41,200 and 63,550 share-based payment awards as of September 30, 2018 and October 1, 2017, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of September 30, 2018, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of September 30, 2018 were 147,939. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of outstanding and exercisable stock options as of September 30, 2018 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 1, 2018	133,074	$29.37
Outstanding, September 30, 2018	133,074	$29.37	3.1	$1,331
Exercisable, September 30, 2018	113,074	$29.37	3.1	$1,331

There was no stock option activity under our stock incentive plan for the three months ended September 30, 2018 and accordingly, no stock options were exercised or vested during the three month period ended September 30, 2018.

No options were granted during the three month periods ended September 30, 2018 or October 1, 2017.

A summary of restricted stock activity under our omnibus stock incentive plan for the three months ended September 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 1, 2018	69,125	$49.02
Granted	34,050	$37.25
Vested	(37,343)	$54.93
Forfeited	(725)	$54.28
Nonvested Balance, September 30, 2018	65,107	$39.42

As of September 30, 2018, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of September 30, 2018, there was approximately $1.8 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Benefits under the Qualified Pension Plan are based on credited years of service and final average compensation. Our policy is to fund the Qualified Pension Plan with at least the minimum actuarially computed annual contribution required under the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of listed equity and fixed income securities. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors has subsequently approved to proceed with the termination of the Qualified Pension Plan. We submitted a request to, and received a response from, the IRS for a determination letter that the Qualified Pension Plan is qualified for termination. We intend to distribute substantially all of the Qualified Pension Plan assets prior to the end of December 2018.  Additionally, in connection with preparing for the termination of the Qualified Pension Plan, we amended the plan to provide that participants are 100 percent vested in their accrued benefits as of the effective date of the plan termination, to adopt a new standard for disability benefits that will apply when the plan’s assets are distributed due to the termination, to add a lump sum distribution for employees and terminated vested participants who are not in payment status when Qualified Pension Plan assets are distributed due to the termination.  We will contribute to the Trust Fund for the Qualified Pension Plan as necessary to ensure there are sufficient assets to provide all Qualified Pension Plan benefits as required by the Pension Benefit Guaranty Corporation (“PBGC”).  The financial impact of the Qualified Pension Plan termination will be recognized as a settlement of the Qualified Pension Plan liabilities.  The settlement date and related financial impact may occur during fiscal year 2019 but have not yet been determined and is still subject to final Board approval.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant received, and currently receives, a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance.  All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The Rabbi Trust assets had a value of $2.9 million at September 30, 2018 and $2.8 million at July 1, 2018, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service cost	$15	$17	$3	$3
Interest cost	1,032	964	11	11
Expected return on plan assets	(1,138)	(1,528)	—	—
Amortization of prior service cost (credit)	—	3	(110)	(191)
Amortization of unrecognized net loss	416	509	107	120
Net periodic benefit (credit) cost	$325	$(35)	$11	$(57)

No voluntary contributions were made to the Qualified Pension Plan during the three month periods ended September 30, 2018 and October 1, 2017. No additional contributions are anticipated to be made during the remainder of fiscal 2019.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 1, 2018	$15,291	$18,148	$33,439
Other comprehensive loss before reclassifications	(831)	—	(831)
Income tax	—	—	—
Net other comprehensive loss before Reclassifications	(831)	—	(831)
Reclassifications:
Prior service credits (A)	—	110	110
Actuarial gains (A)	—	(523)	(523)
Total reclassifications before tax	—	(413)	(413)
Income tax	—	97	97
Net reclassifications	—	(316)	(316)
Other comprehensive loss (income)	(831)	(316)	(1,147)
Other comprehensive income attributable to non- controlling interest	(654)	—	(654)
Balance, September 30, 2018	$15,114	$17,832	$32,946

	Three Months Ended October 1, 2017
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2017	$14,138	$18,750	$32,888
Other comprehensive loss before reclassifications	(297)	—	(297)
Income tax		—	—
Net other comprehensive loss before Reclassifications	(297)	—	(297)
Reclassifications:
Prior service credits (A)	—	188	188
Unrecognized net loss (A)	—	(629)	(629)
Total reclassifications before tax	—	(441)	(441)
Income tax	—	163	163
Net reclassifications	—	(278)	(278)
Other comprehensive loss (income)	(297)	(278)	(575)
Other comprehensive loss attributable to non- controlling interest	78	—	78
Balance, October 1, 2017	$13,763	$18,472	$32,235

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2018 Annual Report which was filed with the Securities and Exchange Commission as an exhibit to its Form 10-K on September 6, 2018. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

During the fiscal years ended July 1, 2018 and July 2, 2017, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by both lower gas prices and consumer preferences. If gas prices continue to remain flat or slightly higher over the next few years, we anticipate this consumer buying trend will continue. As we look out over the remainder of calendar 2018, the current sales projections from our third party forecasting service indicate that North American light vehicle production will remain flat or slightly lower than the levels experienced during calendar year 2017.

Analysis of Results of Operations

Three months ended September 30, 2018 compared to the three months ended October 1, 2017

	Three Months Ended
	September 30, 2018	October 1, 2017
Net Sales (in millions)	$117.2	$102.5

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	September 30, 2018	October 1, 2017
Fiat Chrysler Automobiles	$30.3	$24.1
General Motors Company	25.3	20.3
Ford Motor Company	15.5	15.4
Tier 1 Customers	17.8	15.8
Commercial and Other OEM Customers	21.0	17.9
Hyundai / Kia	7.3	9.0
	$117.2	$102.5

Sales to Fiat Chrysler Automobiles increased in the current year quarter as compared to the prior year quarter due to higher product content on the components we supply. The increase in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to higher production volumes and content on models for which we supply components. Sales to Ford Motor Company in the current year quarter were essentially flat in comparison to the prior year quarter. Sales to Tier 1 Customers increased in the current year quarter as compared to the prior year quarter due to higher production volumes on products we supply. Sales to Commercial and Other OEM Customers during the current year quarter increased in comparison to the prior year quarter due to new customer programs at Honda of America Manufacturing, Inc. and Volkswagen. These customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver control steering column locks and door handles and related components, that we have developed in recent years to complement our historic core business of locks and keys. The decreased sales to Hyundai / Kia in the current year quarter as compared to the prior year quarter were due to lower levels of production on vehicles for which we supply components.

	Three Months Ended
	September 30, 2018	October 1, 2017
Cost of Goods Sold (in millions)	$102.0	$89.0

Direct material costs are the most significant component of our cost of goods sold and comprised $67.8 million or 66.5 percent of our cost of goods sold in the current year quarter compared to $57.4 million or 64.5 percent of our cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $10.4 million or 18.1 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter. The increase in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter was due to an increase in sales of products for certain electrical and latch programs in the current year quarter over the prior year quarter, for which the material content represents a more significant portion of the total cost of the product. This trend is expected to continue for the remainder of our fiscal year 2019.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $2.6 million or 8.2 percent to $34.2 million in the current year quarter from $31.6 million in the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes between the three month periods. Additionally, higher production and expediting costs associated with new product launches occurring during the current year quarter to meet certain customer schedules, in particular in connection with door handle paint and assembly facility in Leon, Mexico, increased costs in the current year quarter as compared to the prior year quarter. These cost increases were partially offset by the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $900,000 in the current year quarter as compared to the prior year quarter due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 18.96 pesos to the dollar in the current year quarter from approximately 17.95 pesos to the dollar in the prior year quarter.

	Three Months Ended
	September 30, 2018	October 1, 2017
Gross Profit (in millions)	$15.2	$13.5
Gross Profit as a percentage of net sales	13.0%	13.1%

The increase in gross profit dollars in the current year quarter as compared to the prior year quarter was attributed to the increase in sales, partially offset by the increase in cost of goods sold as discussed above. Gross profit as a percentage of net sales was consistent between periods. The current quarter gross profit as a percentage of net sales included the impact of a favorable Mexican peso to U.S. dollar exchange rate impacting the U.S. dollar value of our Mexican operations, as discussed above, as well as more favorable absorption of our fixed manufacturing costs due to increased production volumes as compared to the prior year quarter. These favorable impacts were offset by higher production and expediting costs, as discussed above, and lower gross profit margins on products associated with certain new electrical, latch and lockset programs. The lower gross margins associated with these programs is the result of competitive pricing.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	September 30, 2018	October 1, 2017
Expenses (in millions)	$11.0	$10.0
Expenses as a percentage of net sales	9.4%	9.8%

Engineering, selling and administrative expenses increased during the current year quarter as compared to the prior year quarter. The current year quarter as compared to the prior year quarter included an increase in engineering costs related to our ADAC-STRATTEC LLC door handle and exterior trim products.

Income from operations was $4.2 million in the current year quarter compared to $3.4 million in the prior year quarter. This improvement was the result of the quarter over quarter increase in the gross profit margin, partially offset by an increase in engineering, selling and administrative expenses in the current year quarter as compared to the prior year quarter, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Vehicle Access Systems Technology LLC	$915	$1,035
STRATTEC Advanced Logic, LLC	(6)	(9)
	$909	$1,026

Our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures in China and India continue to report profitable operating results while our joint venture in Brazil continues to report losses due to our limited amount of business in that region. STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, during all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support. The business of SAL LLC has been wound down to sell only commercial biometric locks.

Included in Other (Expense) Income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Foreign Currency Transaction Loss	$(428)	$(137)
Unrealized Gain (Loss) on Peso Forward Contracts	225	(258)
Realized Gain on Peso Forward Contracts	172	458
Pension and Postretirement Plans (Cost) Credit	(318)	112
Rabbi Trust Gain	79	89
Other	25	(177)
	$(245)	$87

Foreign currency transaction losses during the current year quarter and prior year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains on the peso forward contracts recognized as a result of mark-to-market adjustments as of September 30, 2018 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for the three month period ended September 30, 2018 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act made broad and complex changes to the U.S. tax code that affected our tax provision beginning January 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) changes in the U.S. taxation of non-U.S. earnings, and (3) bonus depreciation that will allow for full expensing of qualified property. The current year quarter included a tax benefit of $20,000 compared to a tax provision of $1.1 million in the prior year quarter. This change is the result of a reduction in the expected effective tax rate between periods as well as a current year quarter discrete benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings. The expected effective tax rate between years decreased from approximately 23.5 percent in the prior year quarter to 8 percent in the current year quarter as a result of the reduction in the U.S. statutory rate and changes in the U.S. taxation of non-U.S. earnings.

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

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit in the six month period ended July 1, 2018 primarily consisting of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate.  Measurement period adjustments recorded in the three month period ended September 30, 2018 totaled $372,000. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects for certain elements of the Act.  However, we were able to make reasonable estimates of certain effects and, therefore, we recorded provisional adjustments of these elements in the accompanying condensed financial statements.  We identified these items as provisional since our analysis of each of the items is not complete.

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

We must assess whether our valuation allowance analyses are affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for, or change in, a valuation allowance is also provisional.

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

Additionally, our income tax provisions for the three months ended September 30, 2018 and October 1, 2017 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 30, 2018 was as follows (in millions):

Fiat Chrysler Automobiles	$19.9
General Motors Company	$20.7
Ford Motor Company	$9.1

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of September 30, 2018, $1.5 million of our $10.3 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Three Months Ended
	September 30, 2018	October 1, 2017
Cash Flows from (in millions):
Operating Activities	$7.8	$0.4
Investing Activities	$(4.0)	$(7.6)
Financing Activities	$(1.3)	$7.5

The change in operating cash flow between periods was impacted by improvement in our overall financial result and a reduction in working capital requirements in the current year period as compared to an increase in working capital requirements in the prior year period. The period over period decrease in net working capital requirements totaled $5.8 million. The decrease in our working capital requirements between periods was made up of the following working capital changes between periods (in millions):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	September 30, 2018	October 1, 2017	Change
Accounts Receivable	$4.4	$(1.2)	$5.6
Inventory	$(0.4)	$3.9	$(4.3)
Other Assets	$(2.7)	$2.2	$(4.9)
Accounts Payable and Accrued Liabilities	$(1.4)	$0.9	$(2.3)

The period over period change in the accounts receivable balances reflected an increase in our accounts receivable balances during the current year period and a reduction in our accounts receivable balances during the prior year period. The period over period change is the result of the timing of sales during each quarter. The increase in accounts receivable balances during the current year period reflected increased sales levels toward the end of the current year period as compared to the end of our June 2018 quarter. The reduction in accounts receivable balances during the prior year period reflected reduced sales levels toward the end of the prior year period as compared to the end of our June 2017 quarter. The period over period change in inventory reflected an increase in inventory balances during the prior year period, which was the result of ramping up for new customer program launches. The period over period change in other assets reflected a reduction in our other assets balances in the current year period and an increase other assets balances during the prior year period. The current year period reduction was the result of a reduction in customer tooling balances while the prior year increase was the result of increases in customer tooling balances. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. Changes in customer tooling balances during each period was the result of the timing of tooling development spending required to meet customer production requirements and related customer billing for cost reimbursement. The quarter over quarter change in accounts payable and accrued liability balances reflected a decrease in working capital requirements in the current year period and a slight increase in working capital requirements in the prior year period. This current period decrease in working capital requirements was the result of increased value added tax payable balances in Mexico resulting from increased sales.

Net cash used by investing activities of $4.0 million during the current year period and $7.6 million during the prior year period were the result of capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Prior year period capital expenditures also included $792,000 related to the construction of a new ADAC-STRATTEC facility and the purchase of related equipment in Leon, Mexico. Refer to discussion under ADAC-STRATTEC LLC Cash Requirements included herein.

Net cash used in financing activities during the current year period of $1.3 million included repayments of borrowings under credit facilities of $2.0 million, $514,000 of regular quarterly dividend payments to shareholders and $784,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $2 million in additional borrowings under credit facilities. Net cash provided by financing activities of $7.5 million during the prior year period included $12.0 million of additional borrowings under credit facilities, which was partially offset by repayments of borrowings under credit facilities of $2.0 million, $508,000 of regular quarterly dividend payments to shareholders and $2.0 million of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

No capital contributions were made to VAST LLC during the three month periods ended September 30, 2018 or October 1, 2017. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. During the three months ended September 30, 2018, VAST LLC made capital contributions to Sistema de Acesso Veicular Ltda totaling $300,000. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda, will require a capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during the remainder of fiscal year 2019. STRATTEC’s portion of these remaining capital contributions is anticipated to be $100,000.

ADAC-STRATTEC LLC Cash Requirements

ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, began the construction of a new manufacturing facility in Leon, Mexico during our fiscal 2017 and completed the construction during our fiscal 2018. Accordingly, during our fiscal 2018 the paint system and assembly equipment located at the new facility became fully operational. Total capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $22.5 million. In connection with this facility construction, the ADAC-STRATTEC Credit Facility was amended effective as of March 27, 2018 to increase the borrowing limit to $30 million until June 30, 2019, at which time the borrowing limit will return to $25 million. This facility is being used primarily to paint and assemble door handle products. As of fiscal 2018, the ADAC-STRATTEC LLC joint venture had annual net sales of approximately $89 million. With newly awarded customer business, we anticipate annual net sales will increase to approximately $110 million during fiscal 2019.

STRATTEC Advanced Logic, LLC Cash Requirements

During all periods presented in this report, STRATTEC provided 100 percent of the financial support to fund the start-up operating losses of SAL LLC through loans due to our joint venture partner’s inability to contribute capital to this joint venture. The business of SAL LLC has been wound down to sell only commercial biometric locks. We anticipate STRATTEC will provide minimal to no funding for SAL LLC in fiscal year 2019.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $12.0 million in fiscal 2019 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at September 30, 2018. A total of 3,655,322 shares have been repurchased over the life of the program through September 30, 2018, at a cost of approximately $136.4 million. No shares were repurchased during the three month periods ended September 30, 2018 or October 1, 2017. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2019.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A., which expires August 1, 2021. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC and expires August 1, 2020. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $25 million effective July 1, 2019. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under both credit facilities is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $24 million at September 30, 2018 and $23 million at July 1, 2018. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $23.8 million and 3.1 percent, respectively, during the three months ended September 30, 2018. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $27 million at September 30, 2018 and $28.0 million at July 2, 2017. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $28.4 million and 3.1 percent, respectively, during the three months ended September 30, 2018.

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

VAST LLC has investments in Sistema de Acesso Veicular Ltda, VAST Fuzhou, VAST Great Shanghai, VAST Shanghai Co. and Minda-VAST Access Systems. Sistema de Acesso Veicular Ltda is located in Brazil and services customers in South America. VAST Fuzhou, VAST Great Shanghai and VAST Shanghai Co. (collectively known as VAST China), provide a base of operations to service our automotive customers in the Asian market. Minda-VAST Access Systems is based in Pune, India and is a 50:50 joint venture with Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”). Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India. They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $915,000 million during the three months ended September 30, 2018 and $1.0 million during the three months ended October 1, 2017. During the three months ended September 30, 2018 and October 1, 2017, no capital contributions were made to VAST LLC.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $575,000 during the three months ended September 30, 2018 and approximately $416,000 during the three months ended October 1, 2017.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $681,000 during the three months ended September 30, 2018 and approximately $623,000 during the three months ended October 1, 2017.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in equity loss of joint ventures to STRATTEC of approximately $6,000 during the three months ended September 30, 2018 and approximately $9,000 during the three months ended October 1, 2017. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The business of SAL LLC has been wound down to sell only commercial biometric locks. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured revolving credit facilities and foreign currency exchange rate risk associated with STRATTEC’s foreign operations. We do not utilize financial instruments for trading purposes.

Interest Rates: We are subject to interest rate fluctuations on borrowings under our revolving credit facilities. At September 30, 2018, we had $51 million of outstanding borrowings under our credit facilities. The interest expense related to borrowings under the credit facilities during the three months ended September 30, 2018 was $407,000. A 10% increase or decrease in the interest rate on our borrowings would not have a material effect on our financial position, results of operations or cash flows.

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

The following table quantifies the outstanding Mexican peso forward contracts as of September 30, 2018 (thousands of dollars, except average forward contract exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 15, 2018 - December 17, 2018	$3,000	20.02	$186

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	September 30, 2018	July 1, 2017
Not Designated as Hedging Instruments:
Other Current Assets (Liabilities):
Mexican Peso Forward Contracts	$186	$(39)

The pre-tax effects of the Mexican peso forward contracts are included in Other (Expense) Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended
	September 30, 2018	October 1, 2018
Not Designated as Hedging Instruments:
Realized Gain	$172	$458
Unrealized Gain (Loss)	$225	$(258)

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 6, 2018.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through September 30, 2018, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended September 30, 2018.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)  Exhibits

10.1

Amendment No. 5 to Credit Agreement, dated as of September 28, 2018, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender. (Incorporated by reference from the exhibit to the Form 8-K filed on September 28, 2018)

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 8, 2018	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)