Form 10-Q
period 2018-12-30
STRATTEC SECURITY CORP
filed 2019-02-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

or

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

Common stock, par value $0.01 per share: 3,741,786 shares outstanding as of December 31, 2018 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 30, 2018

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net sales	$112,913	$103,182	$230,072	$205,642
Cost of goods sold	100,177	90,536	202,153	179,533
Gross profit	12,736	12,646	27,919	26,109
Engineering, selling and administrative expenses	10,470	10,152	21,501	20,194
Income from operations	2,266	2,494	6,418	5,915
Interest income	—	3	—	7
Equity earnings of joint ventures	1,476	1,473	2,385	2,499
Interest expense	(404)	(253)	(811)	(456)
Pension Termination Settlement Charge	(32,434)	—	(32,434)	—
Other (expense) income, net	(262)	109	(507)	196
(Loss) income before (benefit) provision for income taxes and non-controlling interest	(29,358)	3,826	(24,949)	8,161
(Benefit) provision for income taxes	(7,760)	(9)	(7,780)	1,057
Net (loss) income	(21,598)	3,835	(17,169)	7,104
Net income attributable to non-controlling Interest	566	953	1,528	1,766
Net (loss) income attributable to STRATTEC SECURITY CORPORATION	$(22,164)	$2,882	$(18,697)	$5,338

Comprehensive (Loss) Income:
Net (loss) income	$(21,598)	$3,835	$(17,169)	$7,104
Pension and postretirement plans, net of tax	19,677	277	19,993	555
Currency translation adjustments	(1,829)	(2,591)	(998)	(2,294)
Other comprehensive income (loss), net of tax	17,848	(2,314)	18,995	(1,739)
Comprehensive (loss) income	(3,750)	1,521	1,826	5,365
Comprehensive income attributable to non- controlling interest	69	80	1,685	815
Comprehensive (loss) income attributable to STRATTEC SECURITY CORPORATION	$(3,819)	$1,441	$141	$4,550

(Loss) earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$(6.03)	$0.79	$(5.10)	$1.47
Diluted	$(5.96)	$0.78	$(5.03)	$1.44

Average shares outstanding:
Basic	3,675	3,631	3,663	3,621
Diluted	3,718	3,715	3,715	3,698

Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	December 30, 2018	July 1, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,373	$8,090
Receivables, net	67,256	73,832
Inventories:
Finished products	14,730	13,410
Work in process	11,182	10,059
Purchased materials	26,180	27,185
Excess and obsolete reserve	(4,104)	(4,000)
Inventories, net	47,988	46,654
Other current assets	19,707	22,527
Total current assets	146,324	151,103
Investment in joint ventures	22,989	22,192
Deferred Income Taxes	1,112	—
Other long-term assets	10,620	17,338
Property, plant and equipment	278,589	269,716
Less: accumulated depreciation	(160,796)	(153,174)
Net property, plant and equipment	117,793	116,542
	$298,838	$307,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,652	$38,439
Accrued Liabilities:
Payroll and benefits	12,482	13,393
Environmental	1,287	1,291
Warranty	7,921	7,800
Other	8,582	7,870
Total current liabilities	65,924	68,793
Borrowings under credit facilities	46,000	51,000
Deferred income taxes	—	961
Accrued pension obligations	1,615	1,553
Accrued postretirement obligations	723	826
Other long-term liabilities	819	796
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,292,194 issued shares at December 30, 2018 and 7,251,937 issued shares at July 1, 2018	73	73
Capital in excess of par value	95,818	95,140
Retained earnings	220,483	236,162
Accumulated other comprehensive loss	(18,648)	(33,439)
Less: treasury stock, at cost (3,615,515 shares at December 30, 2018 and 3,616,734 shares at July 1,2018)	(135,758)	(135,778)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	161,968	162,158
Non-controlling interest	21,789	21,088
Total shareholders’ equity	183,757	183,246
	$298,838	$307,175

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 30, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,169)	$7,104
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,123	6,667
Foreign currency transaction loss (gain)	69	(419)
Unrealized (gain) loss on peso forward contracts	(93)	1,079
Stock based compensation expense	626	621
Equity earnings of joint ventures	(2,385)	(2,499)
Pension Termination Settlement Charge	32,434	—
Deferred income taxes	(8,131)	(1,710)
Change in operating assets and liabilities:
Receivables	7,291	4,330
Inventories	(1,334)	(6,811)
Other assets	3,729	(4,813)
Accounts payable and accrued liabilities	(3,154)	(2,478)
Other, net	(284)	(33)
Net cash provided by operating activities	19,722	1,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from loan to joint ventures	—	150
Purchase of property, plant and equipment	(9,402)	(14,349)
Proceeds received on sale of property, plant, and equipment	12	2
Net cash used in investing activities	(9,390)	(14,197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,000	18,000
Repayment of borrowings under credit facility	(7,000)	(2,000)
Dividends paid to non-controlling interests of subsidiaries	(984)	(2,017)
Dividends paid	(1,029)	(1,017)
Exercise of stock options and employee stock purchases	72	190
Net cash (used in) provided by financing activities	(6,941)	13,156
Foreign currency impact on cash	(108)	27
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,283	24

CASH AND CASH EQUIVALENTS
Beginning of period	8,090	8,361
End of period	$11,373	$8,385
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$199	$1,351
Interest	$813	$424
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(395)	$(1,228)

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of December 30, 2018 and July 1, 2018, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

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

In February 2018, the FASB issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income. The guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We elected early adoption beginning effective December 30, 2018. The adoption of the guidance resulted in the reclassification of $4.0 million from accumulated other comprehensive income to retained earnings during the quarter ended December 30, 2018.

Derivative Instruments

We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During the three and six month periods ended December 30, 2018 and December 1, 2017, we had contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other (Expense) Income, net.

The following table quantifies the outstanding Mexican peso forward contracts as of December 30, 2018 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 15, 2019 - June 13, 2019	$4,500	20.22	$54

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	December 30, 2018	July 1, 2018
Not Designated as Hedging Instruments:
Other Current Assets (Liabilities):
Mexican Peso Forward Contracts	$54	$(39)

The pre-tax effects of the Mexican peso forward contracts are included in Other (Expense) Income, net on the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and consisted of the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Not Designated as Hedging Instruments:
Realized Gain	$50	$201	$222	$659
Unrealized (Loss) Gain	$(132)	$(821)	$93	$(1,079)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of December 30, 2018 and July 1, 2018. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2018 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$229	$—	$—
Mid Cap	238	—	—
Large Cap	493	—	—
International	759	—	—
Fixed Income Funds	866	—	—
Cash and Cash Equivalents	—	6	—
Mexican Peso Forward Contracts	—	54	—
Total Assets at Fair Value	$2,585	$60	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the U.S. dollar and Mexican peso. There were no transfers between Level 1 and Level 2 assets during the six month period ended December 30, 2018.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net Sales	$47,719	$45,333	$87,775	$83,843
Cost of Goods Sold	37,768	35,263	68,870	64,276
Gross Profit	9,951	10,070	18,905	19,567
Engineering, Selling and Administrative Expenses	6,719	6,325	12,869	12,346
Income From Operations	3,232	3,745	6,036	7,221
Other Income, net	1,907	636	2,304	786
Income before Provision for Income Taxes	5,139	4,381	8,340	8,007
Provision for Income Taxes	658	162	1,125	684
Net Income	$4,481	$4,219	$7,215	$7,323
STRATTEC’s Share of VAST LLC Net Income	$1,494	$1,406	$2,405	$2,441
Intercompany Profit Elimination	(7)	(2)	(3)	(2)
STRATTEC’s Equity Earnings of VAST LLC	$1,487	$1,404	$2,402	$2,439

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

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $2.6 million as of December 30, 2018 and July 1, 2018. As of each balance sheet date, the outstanding loan amount was eliminated against STRATTEC’s Investment in SAL LLC in the preparation of the consolidated financial statements.

Even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made by loans from STRATTEC to SAL LLC. Therefore, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for all periods presented in this report. STRATTEC’s equity loss of SAL LLC totaled $11,000 and $17,000 for the three and six month periods ended December 30, 2018, respectively. STRATTEC’s equity earnings of SAL LLC totaled $69,000 and $60,000 for the three and six month periods ended December 31, 2017, respectively.

The business of SAL LLC has been wound down to sell only commercial biometric locks.

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Sales to VAST LLC	$1,375	$987	$1,873	$1,583
Sales to SAL LLC	$—	$147	$—	$182
Purchases from VAST LLC	$86	$84	$128	$129
Expenses Charged to VAST LLC	$434	$171	$779	$383
Expenses Charged from VAST LLC	$229	$312	$436	$530

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2021. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $25 million effective July 1, 2019. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31 2018, and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 30, 2018, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	December 30, 2018	July 1, 2018
STRATTEC Credit Facility	$21,000	$23,000
ADAC-STRATTEC Credit Facility	$25,000	$28,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
STRATTEC Credit Facility	$23,319	$20,308	3.2%	2.3%
ADAC-STRATTEC Credit Facility	$26,929	$18,082	3.2%	2.4%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through December 30, 2018, costs of approximately $588,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at December 30, 2018 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three and six month periods ended December 30, 2018 and December 31, 2017 were as follows (in thousands):

	Three Months Ended December 30, 2018
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, September 30, 2018	$187,932	$73	$95,537	$239,115	$(32,946)	$(135,767)	$21,920
Net Loss	(21,598)	—	—	(22,164)	—	—	566
Dividend Declared	(515)	—	—	(515)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(200)	—	—	—	—	—	(200)
Translation adjustments	(1,829)				(1,332)		(497)
Stock Based Compensation	241	—	241	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	19,677	—	—	—	19,677	—	—
Reclassification of Stranded Tax Effects	-	—	—	4,047	(4,047)	—	—
Stock Option Exercises	32	—	32	—	—	—	—
Employee Stock Purchases	17	—	8	—	—	9	—
Balance, December 30, 2018	$183,757	$73	$95,818	$220,483	$(18,648)	$(135,758)	$21,789

	Three Months Ended December 31, 2017
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, October 1, 2017	$174,429	$72	$94,198	$227,861	$(32,235)	$(135,811)	$20,344
Net Income	3,835	—	—	2,882	—	—	953
Dividend Declared	(509)	—	—	(509)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	-	—	—	—	—	—	—
Translation adjustments	(2,591)	—	—	—	(1,718)	—	(873)
Stock Based Compensation	250	—	250	—		—	—
Pension and Postretirement Adjustment, Net of Tax	277	—		—	277	—	—
Stock Option Exercises	139	—	139	—	—	—	—
Employee Stock Purchases	26	—	16	—		10	—
Balance, December 31, 2017	$175,856	$72	$94,603	$230,234	$(33,676)	$(135,801)	$20,424

	Six Months Ended December 30, 2018
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 1, 2018	$183,246	$73	$95,140	$236,162	$(33,439)	$(135,778)	$21,088
Net Loss	(17,169)	—	—	(18,697)	—	—	1,528
Dividend Declared	(1,029)	—	—	(1,029)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(984)	—	—	—	—	—	(984)
Translation adjustments	(998)	—	—		(1,155)	—	157
Stock Based Compensation	626	—	626	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	19,993	—	—	—	19,993	—	—
Reclassification of Stranded Tax Effects	-	—	—	4,047	(4,047)	—	—
Stock Option Exercises	32	—	32	—	—	—	—
Employee Stock Purchases	40	—	20	—	—	20	—
Balance, December 30, 2018	$183,757	$73	$95,818	$220,483	$(18,648)	$(135,758)	$21,789

	Six Months Ended December 31, 2017
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 2, 2017	$172,714	$72	$93,813	$225,913	$(32,888)	$(135,822)	$21,626
Net Income	7,104	—	—	5,338	—	—	1,766
Dividend Declared	(1,017)	—	—	(1,017)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(2,017)	—	—	—	—	—	(2,017)
Translation adjustments	(2,294)	—	—	—	(1,343)	—	(951)
Stock Based Compensation	621	—	621	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	555	—	—	—	555	—	—
Stock Option Exercises	139	—	139	—	—	—	—
Employee Stock Purchases	51	—	30	—	—	21	—
Balance, December 31, 2017	$175,856	$72	$94,603	$230,234	$(33,676)	$(135,801)	$20,424

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

We do not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer. Therefore, we recognize revenue at the point in time we satisfy a performance obligation by transferring control of a part to a customer. Amounts billed to customers related to shipping and handling costs are included in Net Sales in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Shipping and handling costs are accounted for as fulfillment costs and are included in Cost of Goods Sold in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

Contract Balances:

We have no material contract assets as of December 30, 2018. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. The activity related to contract liability balances during the six month period ended December 30, 2018 was as follows (thousands of dollars):

Balance, July 2, 2018	$1,195
Discounts Recorded as a Reduction in Sales	888
Payments of Discounts to Customers	(784)
Other	(4)
Balance, December 30, 2018	$1,295

Revenue by Product Group and Customer:

Revenue by product group was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Keys & Locksets	$32,693	$26,937	$67,045	$52,638
Power Access	20,396	18,677	42,795	41,750
Door Handles & Exterior Trim	25,803	21,734	51,761	39,570
Driver Controls	10,091	12,370	20,838	24,949
Aftermarket & OE Service	10,776	10,533	21,760	21,823
Latches	11,709	10,561	22,764	20,081
Other	1,445	2,370	3,109	4,831
	$112,913	$103,182	$230,072	$205,642

Revenue by customer or customer group was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Fiat Chrysler Automobiles	$25,610	$22,002	$55,907	$46,104
General Motors Company	23,855	21,396	49,142	41,734
Ford Motor Company	16,114	16,059	31,637	31,432
Tier 1 Customers	18,463	16,514	36,279	32,257
Commercial and Other OEM Customers	21,468	19,761	42,396	37,628
Hyundai / Kia	7,403	7,450	14,711	16,487
	$112,913	$103,182	$230,072	$205,642

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit (costs) credits, other than the service cost component, related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Foreign Currency Transaction Loss	$359	$556	$(69)	$419
Unrealized (Loss) Gain on Peso Forward Contracts	(132)	(821)	93	(1,079)
Realized Gain on Peso Forward Contracts	50	201	222	659
Pension and Postretirement Plans (Cost) Credit	(317)	112	(635)	224
Rabbi Trust (Loss) Gain	(279)	103	(200)	192
Other	57	(42)	82	(219)
	$(262)	$109	$(507)	$196

Income Taxes

Our income tax provision for the three and six month periods ended December 31, 2017 were impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act made broad and complex changes to the U.S. tax code that affected our tax provision beginning January 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property. Section 15 of the Internal Revenue Code stipulates that for our fiscal year ended July 1, 2018, a blended statutory corporate tax rate of 28% was applicable, which was based on the applicable statutory rates before and after the effective date of the Act and the number of days in our fiscal year.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act.

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit of $545,000 for the three and six month periods ended December 31, 2017.  This net tax benefit primarily consisted of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate.  For various reasons that are discussed more fully below, we did not complete our accounting for the income tax effects for certain elements of the Act as of December 31, 2017.  However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of these elements during the three month period ended December 31, 2017.  We identified these items as provisional since our analysis of the items was not complete.

The Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. For certain of our net deferred tax assets, we recorded a provisional adjustment to reflect the reduction in the corporate tax rate.  While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Act, including, but not limited to, the impact of our calculation of deemed repatriation of deferred foreign income and the impact of full expensing for certain assets.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries must be determined, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation in the accompanying condensed financial statements for the three months ended December 31, 2017. However, as of December 31, 2017, additional information needed to be gathered to more precisely compute the amount of the Transition Tax.

We were required to assess whether our valuation allowance analyses was affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for or change in a valuation allowance was also provisional.

Measurement period adjustments related to the Act recorded in the six month period ended December 30, 2018 totaled $372,000. As of December 30, 2018, we have completed our accounting for all income tax elements of the Act

Our income tax provision for the three and six month periods ended December 30, 2018 were impacted by a $7.9 million tax benefit resulting from the termination of our qualified, noncontributory defined benefit pension plan as discussed under Pension and Postretirement Benefits below and a reduction in the expected effective tax rate as compared to the prior year period. Our income tax provision for the six month period ended December 30, 2018 was also impacted by a discrete benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings. The expected annual effective tax rate between our fiscal 2019 and 2018 years decreased from approximately 18.5 percent as of the prior year quarter to approximately 5.1 percent as of the current year quarter due to the reduction in the U.S. statutory rate between years and changes in the U.S. taxation of non-U.S. earnings.

  Additionally, our income tax provisions for the three and six months ended December 30, 2018 and December 31, 2017 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

(Loss) Earnings Per Share (EPS)

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 30, 2018			December 31, 2017
	Net income	Shares	Per-Share Amount	Net income	Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(22,164)	3,675	$(6.03)	$2,882	3,631	$0.79
Stock Option and Restricted Stock Awards	—	43		—	84
Diluted (Loss) Earnings Per Share	$(22,164)	3,718	$(5.96)	$2,882	3,715	$0.78

	Six Months Ended
	December 30, 2018			December 31, 2017
	Net income	Shares	Per-Share Amount	Net income	Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(18,697)	3,663	$(5.10)	$5,338	3,621	$1.47
Stock Option and Restricted Stock Awards	—	52		—	77
Diluted (Loss) Earnings Per Share	$(18,697)	3,715	$(5.03)	$5,338	3,698	$1.44

The calculation of (loss) earnings per share excluded 42,100 and 9,010 share-based payment awards as of December 30, 2018 and December 31, 2017, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of December 30, 2018, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 30, 2018 were 147,939. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended December 30, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 1, 2018	133,074	$29.37
Exercised	(2,914)	$10.92
Outstanding, December 30, 2018	130,160	$29.79	2.9	$743
Exercisable, December 30, 2018	130,160	$29.79	2.9	$743

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and six month periods presented below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Intrinsic Value of Options Exercised	$55	$110	$55	$110
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the six month periods ended December 30, 2018 or December 31, 2017.

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended December 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 1, 2018	69,125	$49.02
Granted	34,050	$37.25
Vested	(37,343)	$54.93
Forfeited	(725)	$54.28
Nonvested Balance, December 30, 2018	65,107	$39.42

As of December 30, 2018, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of December 30, 2018, there was approximately $1.6 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors has subsequently approved to proceed with the termination of the Qualified Pension Plan.  During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $32.4 million was recorded during the current quarter. A remaining non-cash compensation expense charge of approximately $8 million is expected to be recorded in future periods when the Qualified Pension Plan is fully terminated and the excess Plan assets are transferred to a STRATTEC defined contribution plan and subsequently paid out.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code.  As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen.  Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation.  The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A.  Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account.  Subsequent to December 31, 2013, each eligible participant received, and currently receives, a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period.  The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants.  The Rabbi Trust assets had a value of $2.6 million at December 30, 2018 and $2.8 million at July 1, 2018, respectively, and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Service cost	$15	$16	$3	$4
Interest cost	1,032	964	11	11
Expected return on plan assets	(1,138)	(1,527)	—	—
Plan Settlements	(32,434)	—	—	—
Amortization of prior service cost (credit)	—	3	(110)	(191)
Amortization of unrecognized net loss	416	508	107	120
Net periodic benefit (credit) cost	$(32,109)	$(36)	$11	$(56)

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Service cost	$30	$33	$6	$7
Interest cost	2,064	1,928	22	22
Expected return on plan assets	(2,276)	(3,055)	—	—
Plan Settlements	(32,434)	—	—	—
Amortization of prior service cost (credit)	—	6	(220)	(382)
Amortization of unrecognized net loss	832	1,017	214	240
Net periodic benefit (credit) cost	$(31,784)	$(71)	$22	$(113)

No voluntary contributions were made to the Qualified Pension Plan during the six month periods ended December 30, 2018 and December 31, 2017. No additional contributions will be made in conjunction with the termination of the Qualified Pension Plan.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Six Months Ended December 30, 2018
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 1, 2018	$15,291	$18,148	$33,439
Other comprehensive loss before reclassifications	1,183	—	1,183
Income tax	(185)	—	(185)
Net other comprehensive loss before reclassifications	998	—	998
Reclassifications:
Pension Termination Settlement (A)	—	(25,668)	(25,668)
Prior service credits (A)	—	220	220
Actuarial gains (A)	—	(1,046)	(1,046)
Total reclassifications before tax	—	(26,494)	(26,494)
Income tax	—	6,501	6,501
Net reclassifications	—	(19,993)	(19,993)
Other comprehensive loss (income)	998	(19,993)	(18,995)
Other comprehensive income attributable to non- controlling interest	(157)	—	(157)
Reclassification of stranded tax effects	83	3,964	4,047
Balance, December 30, 2018	$16,529	$2,119	$18,648

	Six Months Ended December 31, 2017
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2017	$14,138	$18,750	$32,888
Other comprehensive loss before reclassifications	2,294	—	2,294
Income tax		—	—
Net other comprehensive loss before Reclassifications	2,294	—	2,294
Reclassifications:
Prior service credits (A)	—	376	376
Unrecognized net loss (A)	—	(1,257)	(1,257)
Total reclassifications before tax	—	(881)	(881)
Income tax	—	326	326
Net reclassifications	—	(555)	(555)
Other comprehensive loss (income)	2,294	(555)	1,739
Other comprehensive loss attributable to non- controlling interest	951	—	951
Balance, December 31, 2017	$15,481	$18,195	$33,676

(A)

Amounts reclassified are included in the computation of net periodic benefit cost and the pension termination settlement charge, which is included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

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

Outlook

During the fiscal years ended July 1, 2018 and July 2, 2017, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by both lower gas prices and consumer preferences. If gas prices continue to remain flat or slightly higher over the next few years, we anticipate this consumer buying trend will continue. As we look out in calendar 2019, the current sales projections from our third party forecasting service indicate that North American light vehicle production will remain flat or slightly lower than the levels experienced during calendar year 2018.

Analysis of Results of Operations

Three months ended December 30, 2018 compared to the three months ended December 31, 2017

	Three Months Ended
	December 30, 2018	December 31, 2017
Net Sales (in millions)	$112.9	$103.2

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 30, 2018	December 31, 2017
Fiat Chrysler Automobiles	$25.7	$22.0
General Motors Company	23.8	21.4
Ford Motor Company	16.1	16.1
Tier 1 Customers	18.5	16.5
Commercial and Other OEM Customers	21.4	19.8
Hyundai / Kia	7.4	7.4
	$112.9	$103.2

Sales to Fiat Chrysler Automobiles increased in the current year quarter as compared to the prior year quarter due to higher product content on the components we supply on certain vehicles, in particular the Ram pickup truck. The increase in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to higher vehicle production volumes and content on models for which we supply components. Sales to Ford Motor Company and to Hyundai / Kia in the current year quarter were essentially flat in comparison to the prior year quarter. Sales to Tier 1 Customers increased in the current year quarter as compared to the prior year quarter due to higher production volumes on products we supply. Sales to Commercial and Other OEM Customers during the current year quarter increased in comparison to the prior year quarter due to new customer programs at Volkswagen. These Commercial and Other OEM Customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver control steering column locks and door handles and related components, that we have developed in recent years to complement our historic core business of locks and keys. Overall, sales during the current year quarter as compared to the prior year quarter were also negatively impacted by negotiated customer price reductions totaling $900,000.

	Three Months Ended
	December 30, 2018	December 31, 2017
Cost of Goods Sold (in millions)	$100.2	$90.5

Direct material costs are the most significant component of our cost of goods sold and comprised $65.4 million or 65.3 percent of our cost of goods sold in the current year quarter compared to $56.9 million or 62.9 percent of our cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $8.5 million or 14.9 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter. The increase in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter was due to an increase in sales of products for certain electrical and latch programs in the current year quarter over the prior year quarter, for which the direct material content represents a more significant portion of the total cost of the product. This trend is expected to continue for the remainder of our fiscal year 2019.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $1.2 million or 3.6 percent to $34.8 million in the current year quarter from $33.6 million in the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes between the three month periods. Additionally, higher production and expediting costs associated with new product launches occurring during the current year quarter to meet certain customer schedules, in particular in connection with our door handle paint and assembly facility in Leon, Mexico, increased costs in the current year quarter as compared to the prior year quarter. These cost increases were partially offset by the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $764,000 in the current year quarter as compared to the prior year quarter due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.85 pesos to the dollar in the current year quarter from approximately 18.91 pesos to the dollar in the prior year quarter.

	Three Months Ended
	December 30, 2018	December 31, 2017
Gross Profit (in millions)	$12.7	$12.6
Gross Profit as a percentage of net sales	11.3%	12.3%

Gross profit dollars in the current year quarter were consistent with the prior year quarter as the increase in sales was offset by the increase in cost of goods sold as discussed above. Gross profit as a percentage of net sales decreased between periods. The current quarter gross profit as a percentage of net sales was negatively impacted by customer price reductions and higher production and expediting costs, as discussed above, as well as lower gross profit margins on products associated with certain new electrical, latch and lockset programs. The lower gross margins associated with these programs is the result of competitive pricing. These unfavorable impacts were partially offset by the impact of a favorable Mexican peso to U.S. dollar exchange rate impacting the U.S. dollar value of our Mexican operations, as discussed above, as well as more favorable absorption of our fixed manufacturing costs due to increased production volumes as compared to the prior year quarter.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	December 30, 2018	December 31, 2017
Expenses (in millions)	$10.5	$10.2
Expenses as a percentage of net sales	9.3%	9.8%

Engineering, selling and administrative expenses in the current year quarter were fairly consistent with the prior year quarter. The expenses decreased as a percentage of net sales due to the increase in sales between quarters as previously discussed.

Income from operations was $2.3 million in the current year quarter compared to $2.5 million in the prior year quarter as gross margin dollars, as well as engineering, selling and administrative expenses, were generally consistent between the current year quarter and prior year quarter, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	December 30, 2018	December 31, 2017
Vehicle Access Systems Technology LLC	$1,487	$1,404
STRATTEC Advanced Logic, LLC	(11)	69
	$1,476	$1,473

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

During the quarter ended December 31, 2018, we completed a substantial portion of terminating our qualified pension plan that was frozen on December 31, 2009. As a result of the termination, a non-cash pre-tax pension settlement charge of $32.4 million was recorded during the current year quarter. A remaining non-cash compensation expense charge of approximately $8 million is expected to be recorded in future periods when the Qualified Pension Plan is fully terminated and the excess Plan assets are transferred to a STRATTEC defined contribution plan and subsequently paid out.

Included in Other (Expense) Income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 30, 2018	December 31, 2017
Foreign Currency Transaction Gain	$359	$556
Unrealized Loss on Peso Forward Contracts	(132)	(821)
Realized Gain on Peso Forward Contracts	50	201
Pension and Postretirement Plans (Cost) Credit	(317)	112
Rabbi Trust (Loss) Gain	(279)	103
Other	57	(42)
	$(262)	$109

Foreign currency transaction gains during the current year quarter and prior year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of December 30, 2018 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Income Taxes

Our income tax provision for the three month period ended December 31, 2017 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act made broad and complex changes to the U.S. tax code that affected our tax provision beginning January 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property. Section 15 of the Internal Revenue Code stipulates that for our fiscal year ended July 1, 2018, a blended statutory corporate tax rate of 28% was applicable, which was based on the applicable statutory rates before and after the effective date of the Act and the number of days in our fiscal year.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act.

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit of $545,000 for the three month period ended December 31, 2017.  This net tax benefit primarily consisted of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate.  For various reasons that are discussed more fully below, we did not complete our accounting for the income tax effects for certain elements of the Act as of December 31, 2017.  However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of these elements during the three month period ended December 31, 2017.  We identified these items as provisional since our analysis of the items was not complete.

The Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. For certain of our net deferred tax assets, we recorded a provisional adjustment to reflect the reduction in the corporate tax rate.  While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Act, including, but not limited to, the impact of our calculation of deemed repatriation of deferred foreign income and the impact of full expensing for certain assets.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries must be determined, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation in the accompanying condensed financial statements for the three months ended December 31, 2017. However, as of December 31, 2017, additional information needed to be gathered to more precisely compute the amount of the Transition Tax.

We were required to assess whether our valuation allowance analyses was affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for or change in a valuation allowance was also provisional.

No measurement period adjustments related to the Act were recorded in the three month period ended December 30, 2018. As of December 30, 2018, we have completed our accounting for all income tax elements of the Act

Our income tax provision for the three month periods ended December 30, 2018 was impacted by a $7.9 million tax benefit resulting from the termination of our qualified, noncontributory defined benefit pension plan as discussed under Pension and Postretirement Benefits below and a reduction in the expected effective tax rate as compared to the prior year period. The expected annual effective tax rate between our fiscal 2019 and 2018 years decreased from approximately 18.5 percent as of the prior year quarter to approximately 5.1 percent as of the current year quarter due to the reduction in the U.S. statutory rate between years and changes in the U.S. taxation of non-U.S. earnings.

Additionally, our income tax provisions for the three month periods ended December 30, 2018 and December 31, 2017 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Six months ended December 30, 2018 compared to the six months ended December 31, 2017

	Six Months Ended
	December 30, 2018	December 31, 2017
Net Sales (in millions)	$230.1	$205.6

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 30, 2018	December 31, 2017
Fiat Chrysler Automobiles	$56.0	$46.1
General Motors Company	49.1	41.7
Ford Motor Company	31.6	31.4
Tier 1 Customers	36.3	32.3
Commercial and Other OEM Customers	42.4	37.6
Hyundai / Kia	14.7	16.5
	$230.1	$205.6

Sales to Fiat Chrysler Automobiles increased in the current year period as compared to the prior year period due to higher product content on the components we supply on certain vehicles, in particular the Ram pickup truck. The increase in sales to General Motors Company in the current year period as compared to the prior year period was attributed to higher vehicle production volumes and content on models for which we supply components. Sales to Ford Motor Company in the current year period were essentially flat in comparison to the prior year period. Sales to Tier 1 Customers increased in the current year period as compared to the prior year period due to higher production volumes on products we supply. Sales to Commercial and Other OEM Customers during the current year period increased in comparison to the prior year period due to new customer programs at Honda of America Manufacturing, Inc. and Volkswagen. These Commercial and Other OEM Customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver control steering column locks and door handles and related components, that we have developed in recent years to complement our historic core business of locks and keys. The decreased sales to Hyundai / Kia in the current year period as compared to the prior year period were due to lower levels of production on vehicles for which we supply components. Overall, sales during the current year period as compared to the prior year period were also negatively impacted by negotiated customer price reductions totaling $900,000.

	Six Months Ended
	December 30, 2018	December 31, 2017
Cost of Goods Sold (in millions)	$202.2	$179.5

Direct material costs are the most significant component of our cost of goods sold and comprised $133.2 million or 65.9 percent of our cost of goods sold in the current year period compared to $114.3 million or 63.7 percent of our cost of goods sold in the prior year period. The increase in our direct material costs between these periods of $18.9 million or 16.5 percent was due to increased sales volumes in the current year period as compared to the prior year period. The increase in our direct material costs as a percentage of our cost of goods sold in the current year period as compared to the prior year period was due to an increase in sales of products for certain electrical and latch programs in the current year period over the prior year period, for which the direct material content represents a more significant portion of the total cost of the product. This trend is expected to continue for the remainder of our fiscal year 2019.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $3.8 million or 5.8 percent to $69.0 million in the current year period from $65.2 million in the prior year period as the variable portion of these costs increased due to the increase in sales volumes between the six month periods. Additionally, higher production and expediting costs associated with new product launches occurring during the current year period to meet certain customer schedules, in particular in connection with our door handle paint and assembly facility in Leon, Mexico, increased costs in the current year period as compared to the prior year period. These cost increases were partially offset by the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $1.7 million in the current year period as compared to the prior year period due to a favorable Mexican peso to U.S. dollar exchange rate between these year to date periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.41 pesos to the dollar in the current year period from approximately 18.43 pesos to the dollar in the prior year period.

	Six Months Ended
	December 30, 2018	December 31, 2017
Gross Profit (in millions)	$27.9	$26.1
Gross Profit as a percentage of net sales	12.1%	12.7%

The increase in gross profit dollars in the current year period as compared to the prior year period was attributed to the increase in sales, partially offset by the increase in cost of goods sold as discussed above. Gross profit as a percentage of net sales decreased between periods. The current year period gross profit as a percentage of net sales was negatively impacted by customer price reductions and higher production and expediting costs, as discussed above, as well as lower gross profit margins on products associated with certain new electrical, latch and lockset programs. The lower gross margins associated with these programs is the result of competitive pricing. These unfavorable impacts were partially offset by the impact of a favorable Mexican peso to U.S. dollar exchange rate impacting the U.S. dollar value of our Mexican operations, as discussed above, as well as more favorable absorption of our fixed manufacturing costs due to increased production volumes as compared to the prior year period.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Six Months Ended
	December 30, 2018	December 31, 2017
Expenses (in millions)	$21.5	$20.2
Expenses as a percentage of net sales	9.3%	9.8%

Engineering, selling and administrative expenses increased during the current year period as compared to the prior year period. The current year period as compared to the prior year period included an increase in engineering costs related to our ADAC-STRATTEC LLC door handle and exterior trim products.

Income from operations was $6.4 million in the current year period compared to $5.9 million in the prior year period. This slight improvement was the result of the period over period increase in the gross profit margin, partially offset by an increase in engineering, selling and administrative expenses in the current year period as compared to the prior year period, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Six Months Ended
	December 30, 2018	December 31, 2017
Vehicle Access Systems Technology LLC	$2,402	$2,439
STRATTEC Advanced Logic, LLC	(17)	60
	$2,385	$2,499

Our VAST LLC joint ventures in China and India continue to report profitable operating results while our joint venture in Brazil continues to report losses due to our limited amount of business in that region. STRATTEC is not the primary beneficiary and does not control SAL LLC. Accordingly, our investment in SAL LLC is accounted for using the equity method. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, during all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support. The business of SAL LLC has been wound down to sell only commercial biometric locks.

During the quarter ended December 30, 2018, we completed a substantial portion of terminating our qualified pension plan that was frozen on December 31, 2009. As a result of the termination, a non-cash pre-tax pension settlement charge of $32.4 million was recorded during the current year period. A remaining non-cash compensation expense charge of approximately $8 million is expected to be recorded in future periods when the Qualified Pension Plan is fully terminated and the excess Plan assets are transferred to a STRATTEC defined contribution plan and subsequently paid out.

Included in Other (Expense) Income, net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	December 30, 2018	December 31, 2017
Foreign Currency Transaction (Loss) Gain	$(69)	$419
Unrealized Gain (Loss) on Peso Forward Contracts	93	(1,079)
Realized Gain on Peso Forward Contracts	222	659
Pension and Postretirement Plans (Cost) Credit	(635)	224
Rabbi Trust (Loss) Gain	(200)	192
Other	82	(219)
	$(507)	$196

Foreign currency transaction losses and gains during the current year period and prior year period resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of December 30, 2018 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Income Taxes

Our income tax provision for the six month periods ended December 31, 2017 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act made broad and complex changes to the U.S. tax code that affected our tax provision beginning January 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property. Section 15 of the Internal Revenue Code stipulates that for our fiscal year ended July 1, 2018, a blended statutory corporate tax rate of 28% was applicable, which was based on the applicable statutory rates before and after the effective date of the Act and the number of days in our fiscal year.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act.

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit of $545,000 for the six month period ended December 31, 2017.  This net tax benefit primarily consisted of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate.  For various reasons that are discussed more fully below, we did not complete our accounting for the income tax effects for certain elements of the Act as of December 31, 2017.  However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of these elements during the three month period ended December 31, 2017.  We identified these items as provisional since our analysis of the items was not complete.

The Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. For certain of our net deferred tax assets, we recorded a provisional adjustment to reflect the reduction in the corporate tax rate.  While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Act, including, but not limited to, the impact of our calculation of deemed repatriation of deferred foreign income and the impact of full expensing for certain assets.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries must be determined, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation in the accompanying condensed financial statements for the three months ended December 31, 2017. However, as of December 31, 2017, additional information needed to be gathered to more precisely compute the amount of the Transition Tax.

We were required to assess whether our valuation allowance analyses was affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for or change in a valuation allowance was also provisional.

Measurement period adjustments related to the Act recorded in the six month period ended December 30, 2018 totaled $372,000. As of December 30, 2018, we have completed our accounting for all income tax elements of the Act

Our income tax provision for the six month period ended December 30, 2018 was impacted by a $7.9 million tax benefit resulting from the termination of our qualified, noncontributory defined benefit pension plan as discussed under Pension and Postretirement Benefits below and a reduction in the expected effective tax rate as compared to the prior year period. Our income tax provision for the six month period ended December 30, 2018 was also impacted by a discrete benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings. The expected annual effective tax rate between our fiscal 2019 and 2018 years decreased from approximately 18.5 percent as of the prior year period to approximately 5.1 percent as of the current year period due to the reduction in the U.S. statutory rate between years and changes in the U.S. taxation of non-U.S. earnings.

Additionally, our income tax provisions for the six month periods ended December 30, 2018 and December 31, 2017 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 30, 2018 was as follows (in millions):

Fiat Chrysler Automobiles	$14.6
General Motors Company	$16.4
Ford Motor Company	$7.6

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of December 30, 2018, $2.5 million of our $11.4 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Six Months Ended
	December 30, 2018	December 31, 2017
Cash Flows from (in millions):
Operating Activities	$19.7	$1.0
Investing Activities	$(9.4)	$(14.2)
Financing Activities	$(6.9)	$13.2

The change in operating cash flow between periods was impacted by improvement in our overall financial results and a reduction in working capital requirements in the current year period as compared to an increase in working capital requirements in the prior year period. The period over period decrease in net working capital requirements totaled $16.3 million. The pension settlement impact during the period was a noncash charge, which had no impact on cash flow during the period. The decrease in our working capital requirements between periods was made up of the following working capital changes between periods (in millions):

	Increase (Decrease) in Working Capital Requirements
	Six Months Ended
	December 30, 2018	December 31, 2017	Change
Accounts Receivable	$(7.3)	$(4.3)	$(3.0)
Inventory	$1.3	$6.8	$(5.5)
Other Assets	$(3.7)	$4.8	$(8.5)
Accounts Payable and Accrued Liabilities	$3.2	$2.5	$0.7

The period over period change in the accounts receivable balances reflected a reduction in our accounts receivable balances during the both the current year period and the prior year period. The reduction in accounts receivable balances during both periods reflected reduced sales levels toward the end of each of our December period ends as compared to the end of the previous June periods. The period over period change in inventory reflected a larger increase in inventory balances during the prior year period, which was the result of ramping up for new customer program launches. The period over period change in other assets reflected a reduction in our other assets balances in the current year period and an increase in the other assets balances during the prior year period. The current year period reduction was the result of a reduction in customer tooling balances while the prior year increase was the result of increases in customer tooling balances. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. Changes in customer tooling balances during each period was the result of the timing of tooling development spending required to meet customer production requirements and related customer billing for cost reimbursement. The quarter over quarter change in accounts payable and accrued liability balances reflected an increase in working capital requirements during each period. The increases in working capital requirements were the result of decreases in accounts payable balances each period, which resulted from the timing of purchases and payments with our vendors based on normal payment terms.

Net cash used by investing activities of $9.4 million during the current year period and $14.2 million during the prior year period were the result of capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Prior year period capital expenditures also included $1.4 million related to the completion of the construction of a new ADAC-STRATTEC facility and the purchase of related equipment, all in Leon, Mexico. Refer to discussion under ADAC-STRATTEC LLC Cash Requirements included herein.

Net cash used in financing activities during the current year period of $6.9 million included repayments of borrowings under credit facilities of $7.0 million, $1.0 million of regular quarterly dividend payments to shareholders and $984,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $2 million in additional borrowings under credit facilities. Net cash provided by financing activities of $13.2 million during the prior year period included $18.0 million of additional borrowings under credit facilities, which was partially offset by repayments of borrowings under credit facilities of $2.0 million, $1.0 million of regular quarterly dividend payments to shareholders and $2.0 million of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

No capital contributions were made to VAST LLC during the six month periods ended December 30, 2018 or December 31, 2017. We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. During the six months ended December 30, 2018, VAST LLC made capital contributions to Sistema de Acesso Veicular Ltda totaling $300,000. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda, will require a capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during the remainder of our fiscal year 2019. STRATTEC’s portion of these remaining capital contributions is anticipated to be $100,000.

ADAC-STRATTEC LLC Cash Requirements

ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, began the construction of a new manufacturing facility in Leon, Mexico during our fiscal 2017 and completed the construction during our fiscal 2018. Accordingly, during our fiscal 2018 the paint system and assembly equipment located at the new facility became fully operational. Total capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $22.5 million. In connection with this facility construction, the ADAC-STRATTEC Credit Facility was amended effective as of March 27, 2018 to increase the borrowing limit to $30 million until June 30, 2019, at which time the borrowing limit will return to $25 million. This facility is being used primarily to paint and assemble door handle products. As of fiscal 2018, the ADAC-STRATTEC LLC joint venture had annual net sales of approximately $89 million. With newly awarded customer business, we anticipate annual net sales will increase to approximately $110 million during our fiscal 2019.

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

Future Capital Expenditures

We anticipate capital expenditures will be approximately $15.0 million in fiscal 2019 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at September 30, 2018. A total of 3,655,322 shares have been repurchased over the life of the program through December 30, 2018, at a cost of approximately $136.4 million. No shares were repurchased during the six month periods ended December 30, 2018 or December 31, 2017. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2019.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2021. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $25 million effective July 1, 2019. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018 and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $21 million at December 30, 2018 and $23 million at July 1, 2018. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $23.3 million and 3.2 percent, respectively, during the six months ended December 30, 2018. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $25 million at December 30, 2018 and $28.0 million at July 2, 2017. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $26.9 million and 3.2 percent, respectively, during the six months ended December 30, 2018.

Inflation and Other Changes in Prices

Inflation Related Items:  Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. We have contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Refer to discussion under Notes to Condensed Consolidated Financial Statements: Derivative Instruments included herein.

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

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $2.4 million during the six months ended December 30, 2018 and $2.4 million during the six months ended December 31, 2017. During the six months ended December 30, 2018 and December 31, 2017, no capital contributions were made to VAST LLC.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $940,000 during the six months ended December 30, 2018 and approximately $1.1 million during the six months ended December 31, 2017.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.9 million during the six months ended December 30, 2018 and approximately $1.3 million during the six months ended December 31, 2017.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in equity loss of joint ventures to STRATTEC of approximately $17,000 during the six months ended December 30, 2018 and equity earnings of joint ventures of approximately $60,000 during the six months ended December 31, 2017. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The business of SAL LLC has been wound down to sell only commercial biometric locks. See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 30, 2018, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 30, 2018.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)	Exhibits

10.1

Amendment No. 6 to ADAC-STRATTEC Credit Agreement, dated as of December 30, 2018, between ADAC-STRATTEC, LLC and BMO Harris Bank N.A., as lender. (Incorporated by reference from the exhibit to the Form 8-K filed on December 31, 2018)

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 7, 2019	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)