Form 10-Q
period 2019-03-31
STRATTEC SECURITY CORP
filed 2019-05-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

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

Common stock, par value $0.01 per share: 3,755,022 shares outstanding as of April 1, 2019 (which number includes all restricted shares previously awarded that have not vested as of such date).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, $.01 par value	STRT	The Nasdaq Global Stock Market

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 31, 2019

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net sales	$128,230	$116,823	$358,302	$322,465
Cost of goods sold	112,548	101,626	314,701	281,159
Gross profit	15,682	15,197	43,601	41,306
Engineering, selling and administrative expenses	11,721	10,839	33,222	31,033
Income from operations	3,961	4,358	10,379	10,273
Interest income	—	1	—	8
Equity earnings of joint ventures	66	619	2,451	3,118
Interest expense	(413)	(305)	(1,224)	(761)
Pension Termination Settlement Charge	—	—	(32,434)	—
Other income (expense), net	209	158	(298)	354
Income (loss) before provision (benefit) for income taxes and non-controlling interest	3,823	4,831	(21,126)	12,992
Provision (benefit) for income taxes	786	899	(6,994)	1,956
Net income (loss)	3,037	3,932	(14,132)	11,036
Net income attributable to non-controlling Interest	1,307	963	2,835	2,729
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$1,730	$2,969	$(16,967)	$8,307

Comprehensive Income:
Net income (loss)	$3,037	$3,932	$(14,132)	$11,036
Pension and postretirement plans, net of tax	(1)	338	19,992	893
Currency translation adjustments	1,037	3,487	39	1,193
Other comprehensive income, net of tax	1,036	3,825	20,031	2,086
Comprehensive income	4,073	7,757	5,899	13,122
Comprehensive income attributable to non- controlling interest	1,432	1,894	3,117	2,709
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$2,641	$5,863	$2,782	$10,413

Earnings (loss) per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.47	$0.82	$(4.62)	$2.29
Diluted	$0.46	$0.80	$(4.62)	$2.24

Average shares outstanding:
Basic	3,684	3,634	3,670	3,625
Diluted	3,728	3,708	3,670	3,702

Cash dividends declared per share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income (Loss) and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	March 31, 2019	July 1, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,202	$8,090
Receivables, net	87,847	73,832
Inventories:
Finished products	12,544	13,410
Work in process	11,485	10,059
Purchased materials	26,948	27,185
Excess and obsolete reserve	(4,155)	(4,000)
Inventories, net	46,822	46,654
Other current assets	15,609	22,527
Total current assets	159,480	151,103
Investment in joint ventures	23,876	22,192
Deferred Income Taxes	1,210	—
Other long-term assets	10,877	17,338
Property, plant and equipment	282,660	269,716
Less: accumulated depreciation	(164,819)	(153,174)
Net property, plant and equipment	117,841	116,542
	$313,284	$307,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,207	$38,439
Accrued Liabilities:
Payroll and benefits	12,761	13,393
Environmental	1,279	1,291
Warranty	7,995	7,800
Other	10,563	7,870
Total current liabilities	78,805	68,793
Borrowings under credit facilities	44,000	51,000
Deferred income taxes	—	961
Accrued pension obligations	1,645	1,553
Accrued postretirement obligations	677	826
Other long-term liabilities	831	796
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,304,994 issued shares at March 31, 2019 and 7,251,937 issued shares at July 1, 2018	73	73
Capital in excess of par value	96,215	95,140
Retained earnings	221,696	236,162
Accumulated other comprehensive loss	(17,737)	(33,439)
Less: treasury stock, at cost (3,614,479 shares at March 31, 2019 and 3,616,734 shares at July 1,2018)	(135,742)	(135,778)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	164,505	162,158
Non-controlling interest	22,821	21,088
Total shareholders’ equity	187,326	183,246
	$313,284	$307,175

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2019	April 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,132)	$11,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,543	10,551
Foreign currency transaction loss	261	173
Unrealized (gain) loss on peso forward contracts	(116)	687
Stock based compensation expense	867	871
Equity earnings of joint ventures	(2,451)	(3,118)
Pension Termination Settlement Charge	32,434	—
Deferred income taxes	(8,131)	(1,710)
Change in operating assets and liabilities:
Receivables	(14,411)	(5,206)
Inventories	(168)	(7,505)
Other assets	7,553	(8,277)
Accounts payable and accrued liabilities	10,753	6,244
Other, net	(281)	(44)
Net cash provided by operating activities	24,721	3,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(200)	(125)
Repayment from loan to joint ventures	—	300
Purchase of property, plant and equipment	(13,550)	(19,382)
Proceeds received on sale of property, plant, and equipment	12	12
Net cash used in investing activities	(13,738)	(19,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,000	21,000
Repayment of borrowings under credit facility	(9,000)	(3,000)
Dividends paid to non-controlling interests of subsidiaries	(1,384)	(2,217)
Dividends paid	(1,546)	(1,525)
Exercise of stock options and employee stock purchases	244	217
Net cash (used in) provided by financing activities	(9,686)	14,475
Foreign currency impact on cash	(185)	(306)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,112	(1,324)

CASH AND CASH EQUIVALENTS
Beginning of period	8,090	8,361
End of period	$9,202	$7,037
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$230	$2,356
Interest	$1,229	$716
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(405)	$(1,825)

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

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez and Leon, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. SAL LLC is located in El Paso, Texas. We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of March 31, 2019 and July 1, 2018, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2018 Annual Report, which was filed with the Securities and Exchange Commission as an exhibit to our Form 10-K on September 6, 2018.

New Accounting Standards

In May 2014, the FASB issued an update to the accounting guidance for the recognition of revenue arising from contracts with customers. The update supersedes most current revenue recognition guidance and outlines a single comprehensive model for revenue recognition based on the principle that an entity should recognize revenue in an amount that reflects the expected consideration to be received in the exchange of goods and services. The guidance update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We implemented the new standard effective July 2, 2018, the first day of our 2019 fiscal year, using the modified retrospective approach to transition to the new standard. We assessed our revenue stream based upon the provisions of our customer contracts in effect on the July 2, 2018 effective date to determine the cumulative effect of initially applying the guidance. Based on our assessment, the adoption date financial statement impact was limited to a balance sheet reclassification required to establish the contract liability concept provided for in the guidance. As such, comparative financial information for reporting periods prior to July 2, 2018 has not been restated and continues to be reported in accordance with our revenue recognition policies prior to the adoption of the new guidance. Additionally, there was no cumulative effect adjustment required to be recorded to our retained earnings. The effect of the reclassification changes made to our July 2, 2018 Condensed Consolidated Balance Sheet increased Receivables, net by $1.2 million, with a corresponding increase to Accrued Liabilities: Other. Refer to the discussion of Revenue from Contracts with Customers included in these Notes to Condensed Consolidated Financial Statements.

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

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During the three and nine month periods ended March 31, 2019 and April 1, 2018, we had contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net.

The following table quantifies the outstanding Mexican peso forward contracts as of March 31, 2019 (thousands of dollars, except average forward contractual exchange rates):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 15, 2019 - June 13, 2019	$2,250	20.22	$77

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets was as follows (thousands of dollars):

	March 31, 2019	July 1, 2018
Not Designated as Hedging Instruments:
Other Current Assets (Liabilities):
Mexican Peso Forward Contracts	$77	$(39)

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income and consisted of the following (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Not Designated as Hedging Instruments:
Realized Gain	$122	$322	$344	$981
Unrealized Gain (Loss)	$23	$392	$116	$(687)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facility approximated book value as of March 31, 2019 and July 1, 2018. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$268	$—	$—
Mid Cap	281	—	—
Large Cap	565	—	—
International	841	—	—
Fixed Income Funds	889	—	—
Cash and Cash Equivalents	—	4	—
Mexican Peso Forward Contracts	—	77	—
Total Assets at Fair Value	$2,844	$81	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the U.S. dollar and Mexican peso. There were no transfers between Level 1 and Level 2 assets during the nine month period ended March 31, 2019.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net Sales	$35,771	$44,133	$123,546	$127,976
Cost of Goods Sold	29,303	34,063	98,173	98,339
Gross Profit	6,468	10,070	25,373	29,637
Engineering, Selling and Administrative Expenses	7,377	7,429	20,246	19,775
(Loss) income From Operations	(909)	2,641	5,127	9,862
Other Income, net	882	163	3,186	949
(Loss) Income before (Benefit) Provision for Income Taxes	(27)	2,804	8,313	10,811
(Benefit) Provision for Income Taxes	(64)	683	1,061	1,367
Net Income	$37	$2,121	$7,252	$9,444
STRATTEC’s Share of VAST LLC Net Income	$12	$707	$2,417	$3,148
Intercompany Profit Elimination	13	(4)	10	(6)
STRATTEC’s Equity Earnings of VAST LLC	$25	$703	$2,427	$3,142

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

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amounts totaled $2.6 million as of March 31, 2019 and July 1, 2018. As of each balance sheet date, the outstanding loan amount was eliminated against STRATTEC’s Investment in SAL LLC in the preparation of the consolidated financial statements.

Even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter and thereafter, 100 percent of the funding for SAL LLC was being made by loans from STRATTEC to SAL LLC. Therefore, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income for all periods presented in this report. STRATTEC’s equity earnings of SAL LLC totaled $41,000 and $24,000 for the three and nine month periods ended March 31, 2019, respectively. STRATTEC’s equity loss of SAL LLC totaled $84,000 and $24,000 for the three and nine month periods ended April 1, 2018, respectively.

The business of SAL LLC has been wound down to sell only commercial biometric locks.

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC and SAL LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Sales to VAST LLC	$878	$507	$2,751	$2,090
Sales to SAL LLC	$—	$—	$—	$182
Purchases from VAST LLC	$36	$29	$164	$158
Expenses Charged to VAST LLC	$317	$232	$1,096	$615
Expenses Charged from VAST LLC	$192	$176	$628	$706

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2021. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $25 million effective July 1, 2019. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31 2018, and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 31, 2019, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	March 31, 2019	July 1, 2018
STRATTEC Credit Facility	$19,000	$23,000
ADAC-STRATTEC Credit Facility	25,000	28,000
	$44,000	$51,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
STRATTEC Credit Facility	$22,212	$21,223	3.3%	2.4%
ADAC-STRATTEC Credit Facility	$26,286	$23,989	3.4%	2.5%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through March 31, 2019, costs of approximately $596,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at March 31, 2019 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three and nine month periods ended March 31, 2019 and April 1, 2018 were as follows (in thousands):

	Three Months Ended March 31, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, December 30, 2018	$183,757	$73	$95,818	$220,483	$(18,648)	$(135,758)	$21,789
Net Income	3,037	—	—	1,730	—	—	1,307
Dividend Declared	(517)	—	—	(517)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(400)	—	—	—	—	—	(400)
Translation adjustments	1,037	—	—	—	912	—	125
Stock Based Compensation	241	—	241	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	(1)	—	—	—	(1)	—	—
Stock Option Exercises	140	—	140	—	—	—	—
Employee Stock Purchases	32	—	16	—	—	16	—
Balance, March 31, 2019	$187,326	$73	$96,215	$221,696	$(17,737)	$(135,742)	$22,821

	Three Months Ended April 1, 2018
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, December 31, 2017	$175,856	$72	$94,603	$230,234	$(33,676)	$(135,801)	$20,424
Net Income	3,932	—	—	2,969	—	—	963
Dividend Declared	(508)	—	—	(508)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(200)	—	—	—	—	—	(200)
Translation adjustments	3,487	—	—	—	2,556	—	931
Stock Based Compensation	250	—	250	—		—	—
Pension and Postretirement Adjustment, Net of Tax	338	—	—	—	338	—	—
Employee Stock Purchases	27	—	16	—		11	—
Balance, April 1, 2018	$183,182	$72	$94,869	$232,695	$(30,782)	$(135,790)	$22,118

	Nine Months Ended March 31, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 1, 2018	$183,246	$73	$95,140	$236,162	$(33,439)	$(135,778)	$21,088
Net (Loss) Income	(14,132)	—	—	(16,967)	—	—	2,835
Dividend Declared	(1,546)	—	—	(1,546)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(1,384)	—	—	—	—	—	(1,384)
Translation adjustments	39	—	—		(243)	—	282
Stock Based Compensation	867	—	867	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	19,992	—	—	—	19,992	—	—
Reclassification of Stranded Tax Effects	-	—	—	4,047	(4,047)	—	—
Stock Option Exercises	172	—	172	—	—	—	—
Employee Stock Purchases	72	—	36	—	—	36	—
Balance, March 31, 2019	$187,326	$73	$96,215	$221,696	$(17,737)	$(135,742)	$22,821

	Nine Months Ended April 1, 2018
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 2, 2017	$172,714	$72	$93,813	$225,913	$(32,888)	$(135,822)	$21,626
Net Income	11,036	—	—	8,307	—	—	2,729
Dividend Declared	(1,525)	—	—	(1,525)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(2,217)	—	—	—	—	—	(2,217)
Translation adjustments	1,193	—	—	—	1,213	—	(20)
Stock Based Compensation	871	—	871	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	893	—	—	—	893	—	—
Stock Option Exercises	139	—	139	—	—	—	—
Employee Stock Purchases	78	—	46	—	—	32	—
Balance, April 1, 2018	$183,182	$72	$94,869	$232,695	$(30,782)	$(135,790)	$22,118

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

We do not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer. Therefore, we recognize revenue at the point in time we satisfy a performance obligation by transferring control of a part to a customer. Amounts billed to customers related to shipping and handling costs are included in Net Sales in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income. Shipping and handling costs are accounted for as fulfillment costs and are included in Cost of Goods Sold in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income.

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

Contract Balances:

We have no material contract assets as of March 31, 2019. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. The activity related to contract liability balances during the nine month period ended March 31, 2019 was as follows (thousands of dollars):

Balance, July 2, 2018	$1,195
Discounts Recorded as a Reduction in Sales	1,368
Payments of Discounts to Customers	(1,654)
Other	(279)
Balance, March 31, 2019	$630

Revenue by Product Group and Customer:

Revenue by product group was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Keys & Locksets	$34,677	$32,228	$101,722	$84,866
Power Access	25,398	22,278	68,193	64,028
Door Handles & Exterior Trim	32,212	24,032	83,973	63,602
Driver Controls	10,532	14,514	31,370	39,463
Aftermarket & OE Service	10,839	10,648	32,599	32,471
Latches	12,602	11,617	35,366	31,698
Other	1,970	1,506	5,079	6,337
	$128,230	$116,823	$358,302	$322,465

Revenue by customer or customer group was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Fiat Chrysler Automobiles	$29,917	$31,283	$85,824	$77,387
General Motors Company	30,969	22,417	80,111	64,151
Ford Motor Company	15,942	18,062	47,579	49,494
Tier 1 Customers	20,078	19,027	56,357	51,284
Commercial and Other OEM Customers	22,794	21,713	65,190	59,341
Hyundai / Kia	8,530	4,321	23,241	20,808
	$128,230	$116,823	$358,302	$322,465

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit (costs) credits, other than the service cost component, related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Foreign Currency Transaction Loss	$(192)	$(592)	$(261)	$(173)
Unrealized Gain (Loss) on Peso Forward Contracts	23	392	116	(687)
Realized Gain on Peso Forward Contracts	122	322	344	981
Pension and Postretirement Plans (Cost) Credit	(27)	111	(662)	335
Rabbi Trust Gain (Loss)	257	(14)	57	178
Other	26	(61)	108	(280)
	$209	$158	$(298)	$354

Income Taxes

Our income tax provision for the three and nine month periods ended April 1, 2018 were impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act made broad and complex changes to the U.S. tax code that affected our tax provision beginning January 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain deemed repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property. Section 15 of the Internal Revenue Code stipulates that for our fiscal year ended July 1, 2018, a blended statutory corporate tax rate of 28% was applicable, which was based on the applicable statutory rates before and after the effective date of the Act and the number of days in our fiscal year.

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

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit of $309,000 and $854,000 for the three and nine month periods ended April 1, 2018. This net tax benefit primarily consisted of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate. For various reasons that are discussed more fully below, we did not complete our accounting for the income tax effects for certain elements of the Act as of December 31, 2017. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of these elements during the three month period ended December 31, 2017. We identified these items as provisional since our analysis of the items was not complete.

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

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries must be determined, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation in the accompanying condensed financial statements for the nine months ended April 1, 2018. However, as of April 1, 2018, additional information needed to be gathered to more precisely compute the amount of the Transition Tax.

We were required to assess whether our valuation allowance analyses was affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for, or change in, a valuation allowance was also provisional.

As of December 30, 2018, we had completed our accounting for all income tax elements of the Act. Measurement period adjustments related to the Act recorded in the nine month period ended March 31, 2019 totaled $372,000.

Our income tax provision for the three and nine month periods ended March 31, 2019 were impacted by a $7.9 million tax benefit resulting from the termination of our qualified, noncontributory defined benefit pension plan as discussed under Pension and Postretirement Benefits below and a reduction in the expected effective tax rate as compared to the prior year period. Our income tax provision for the nine month period ended March 31, 2019 was also impacted by a discrete benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings. The expected annual effective tax rate between our fiscal 2019 and 2018 years decreased from approximately 20.6 percent as April 1, 2018 to approximately 10.7 percent as of March 31, 2019 due to the reduction in the U.S. statutory rate between years and changes in the U.S. taxation of non-U.S. earnings.

  Additionally, our income tax provisions for the three and nine months ended March 31, 2019 and April 1, 2018 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2019			April 1, 2018
	Net income	Shares	Per-Share Amount	Net income	Shares	Per-Share Amount
Basic Earnings Per Share	$1,730	3,684	$0.47	$2,969	3,634	$0.82
Stock Option and Restricted Stock Awards	—	44		—	74
Diluted Earnings Per Share	$1,730	3,728	$0.46	$2,969	3,708	$0.80

	Nine Months Ended
	March 31, 2019			April 1, 2018
	Net income	Shares	Per-Share Amount	Net income	Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(16,967)	3,670	$(4.62)	$8,307	3,625	$2.29
Stock Option and Restricted Stock Awards	—	—		—	77
Diluted (Loss) Earnings Per Share	$(16,967)	3,670	$(4.62)	$8,307	3,702	$2.24

The calculation of earnings per share excluded 41,200 share-based payment awards for the quarters ended March 31, 2019 and April 1, 2018 because their inclusion would have been anti-dilutive. The calculation of earnings (loss) per share excluded 181,867 and 41,200 shares-based payment awards for the nine month periods ended March 31, 2019 and April 1, 2018, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of March 31, 2019, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 31, 2019 were 148,239. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant as determined by the Compensation Committee of the Board of Directors. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of one year from the date of grant. Unvested restricted shares granted have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Restricted stock grants vest 1 to 5 years after the date of grant as determined by the Compensation Committee of the Board of Directors.

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

A summary of stock option activity under our stock incentive plan for the nine months ended March 31, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 1, 2018	133,074	$29.37
Exercised	(15,714)	$10.92
Outstanding, March 31, 2019	117,360	$31.80	3.0	$467
Exercisable, March 31, 2019	117,360	$31.85	3.0	$467

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and nine month periods presented below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Intrinsic Value of Options Exercised	$269	$—	$324	$110
Fair Value of Stock Options Vesting	$—	$—	$—	$315

No options were granted during the nine month periods ended March 31, 2019 or April 1, 2018.

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended March 31, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 1, 2018	69,125	$49.02
Granted	34,050	$37.25
Vested	(37,343)	$54.93
Forfeited	(1,325)	$47.17
Nonvested Balance, March 31, 2019	64,507	$39.44

As of March 31, 2019, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of March 31, 2019, there was approximately $1.4 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of one year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors has subsequently approved to proceed with the termination of the Qualified Pension Plan. During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $32.4 million was recorded during the quarter ended December 30, 2018. A remaining non-cash compensation expense charge of approximately $8 million is expected to be recorded in future periods when the Qualified Pension Plan is fully terminated and the excess Plan assets are transferred to a STRATTEC defined contribution plan and subsequently paid out.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code. As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen. Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation. The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A. Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant received, and currently receives, a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.8 million at March 31, 2019 and at July 1, 2018 and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Service cost	$15	$17	$2	$3
Interest cost	19	965	8	11
Expected return on plan assets	—	(1,528)	—	—
Amortization of prior service cost (credit)	—	3	(109)	(191)
Amortization of unrecognized net loss	—	509	109	119
Net periodic benefit cost (credit)	$34	$(34)	$10	$(58)

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Service cost	$46	$50	$8	$10
Interest cost	2,083	2,893	30	33
Expected return on plan assets	(2,276)	(4,583)	—	—
Plan Settlements	(32,434)	—	—	—
Amortization of prior service cost (credit)	—	9	(329)	(573)
Amortization of unrecognized net loss	832	1,526	323	359
Net periodic benefit (credit) cost	$(31,749)	$(105)	$32	$(171)

No voluntary contributions were made to the Qualified Pension Plan during the nine month periods ended March 31, 2019 and April 1, 2018. No additional contributions will be made in conjunction with the termination of the Qualified Pension Plan.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Nine Months Ended March 31, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 1, 2018	$15,291	$18,148	$33,439
Other comprehensive loss before reclassifications	146	—	146
Income tax	(185)	—	(185)
Net other comprehensive loss before Reclassifications	(39)	—	(39)
Reclassifications:
Pension Termination Settlement (A)	—	(25,668)	(25,668)
Prior service credits (A)	—	329	329
Actuarial gains (A)	—	(1,155)	(1,155)
Total reclassifications before tax	—	(26,494)	(26,494)
Income tax	—	6,502	6,502
Net reclassifications	—	(19,992)	(19,992)
Other comprehensive income	(39)	(19,992)	(20,031)
Other comprehensive income attributable to non- controlling interest	(282)	—	(282)
Reclassification of stranded tax effects	83	3,964	4,047
Balance, March 31, 2019	$15,617	$2,120	$17,737

	Nine Months Ended April 1, 2018
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2017	$14,138	$18,750	$32,888
Other comprehensive loss before reclassifications	(1,193)	—	(1,193)
Income tax	—	—	—
Net other comprehensive loss before Reclassifications	(1,193)	—	(1,193)
Reclassifications:
Prior service credits (A)	—	564	564
Unrecognized net loss (A)	—	(1,885)	(1,885)
Total reclassifications before tax	—	(1,321)	(1,321)
Income tax	—	428	428
Net reclassifications	—	(893)	(893)
Other comprehensive income	(1,193)	(893)	(2,086)
Other comprehensive loss attributable to non- controlling interest	20	—	20
Balance, April 1, 2018	$12,925	$17,857	$30,782

(A)

Amounts reclassified are included in the computation of net periodic benefit cost and the pension termination settlement charge, which is included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

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

Analysis of Results of Operations

Three months ended March 31, 2019 compared to the three months ended April 1, 2018

	Three Months Ended
	March 31, 2019	April 1, 2018
Net Sales (in millions)	$128.2	$116.8

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Fiat Chrysler Automobiles	$29.9	$31.3
General Motors Company	31.0	22.4
Ford Motor Company	15.9	18.1
Tier 1 Customers	20.1	19.0
Commercial and Other OEM Customers	22.8	21.7
Hyundai / Kia	8.5	4.3
	$128.2	$116.8

Sales to Fiat Chrysler Automobiles decreased in the current year quarter as compared to the prior year quarter due to lower production volumes on the vehicles we supply. The increase in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to higher sales content on models for which we supply components, in particular power access products and latches. Sales to Ford Motor Company decreased in the current year quarter as compared to the prior year quarter due to a combination of discontinued models and lower production volumes on the vehicles for which we supply components. Sales to Tier 1 Customers increased in the current year quarter as compared to the prior year quarter due to higher sales of our door handle and component products. Sales to Commercial and Other OEM Customers during the current year quarter increased in comparison to the prior year quarter due to increases in sales related to painted door handle programs for Volkswagen. These Commercial and Other OEM Customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver controls and door handles that we have developed in recent years to complement our historic core business of locks and keys. The increase in sales to Hyundai / Kia in the current year quarter as compared to the prior year quarter is due to higher levels of production of the Kia Sedona minivan for which we supply primarily power sliding door components.

	Three Months Ended
	March 31, 2019	April 1, 2018
Cost of Goods Sold (in millions)	$112.5	$101.6

Direct material costs are the most significant component of our cost of goods sold and comprised $74.5 million or 66.2 percent of our cost of goods sold in the current year quarter compared to $65.6 million or 64.5 percent of our cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $8.9 million or 13.6 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter. The increase in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter was due to increased nonconforming costs resulting from internal manufacturing process quality issues in the current quarter as compared to the prior year quarter and an increase in sales of products for certain electrical and latch programs in the current year quarter over the prior year quarter, for which the direct material content represents a more significant portion of the total cost of the product. This trend is expected to continue for the remainder of our fiscal year 2019.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $2.0 million or 5.6 percent to $38.0 million in the current year quarter from $36.0 million in the prior year quarter as the variable portion of these costs increased due to the increase in sales volumes between the three month periods. Additionally, an increase in the Mexican minimum wage for our Mexican workforce effective January 1, 2019 and higher than expected production costs at our door handle paint and assembly facility in Leon, Mexico, increased costs in the current year quarter as compared to the prior year quarter. These cost increases were partially offset by a favorable product sales mix, which included increased sales of our door handle and exterior trim and power access products, and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $472,000 in the current year quarter as compared to the prior year quarter due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.28 pesos to the dollar in the current year quarter from approximately 18.75 pesos to the dollar in the prior year quarter.

	Three Months Ended
	March 31, 2019	April 1, 2018
Gross Profit (in millions)	$15.7	$15.2
Gross Profit as a percentage of net sales	12.2%	13.0%

Gross profit dollars increased in the current year quarter as compared to the prior year quarter as a result of an increase in sales partially offset by an increase in cost of goods sold, as discussed above. Gross profit as a percentage of net sales decreased between periods. The current quarter gross profit as a percentage of net sales was negatively impacted by an increase in the Mexican minimum wage and higher than expected production costs at our door handle paint and assembly facility in Leon, Mexico, as well as lower gross profit margins on products associated with certain new electrical, latch and lockset programs, which were implemented during the twelve month period ending March 31, 2019. The lower gross margins associated with these programs is the result of competitive pricing. These unfavorable impacts were partially offset by the impact of a favorable product sales mix and a favorable Mexican peso to U.S. dollar exchange rate impacting the U.S. dollar value of our Mexican operations, as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Expenses (in millions)	$11.7	$10.8
Expenses as a percentage of net sales	9.1%	9.3%

Engineering, selling and administrative expenses in the current year quarter increased in comparison to the prior year quarter as a result of higher outside expenditures on new product development costs associated with utilizing third party vendors for a portion of our development work. The expenses decreased as a percentage of net sales due to the increase in sales between quarters as previously discussed.

Income from operations was $4.0 million in the current year quarter compared to $4.4 million in the prior year quarter as an increase in engineering, selling and administrative expenses was partially offset by an increase in gross margin dollars, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Vehicle Access Systems Technology LLC	$25	$703
STRATTEC Advanced Logic, LLC	41	(84)
	$66	$619

Lower profitability of our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures is due to lower net sales and higher development costs for new programs at our VAST China operation and start-up costs for our new plant operation in Jingzhou, China. Our VAST LLC joint venture in Brazil continues to report losses due to our limited amount of business in that region. STRATTEC is not the primary beneficiary and does not control STRATTEC Advanced Logic, LLC (“SAL LLC”). Accordingly, our investment in SAL LLC is accounted for using the equity method. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, during all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support. The business of SAL LLC has been wound down to sell only commercial biometric locks.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Foreign Currency Transaction Loss	$(192)	$(592)
Unrealized Gain on Peso Forward Contracts	23	392
Realized Gain on Peso Forward Contracts	122	322
Pension and Postretirement Plans (Cost) Credit	(27)	111
Rabbi Trust Gain (Loss)	257	(14)
Other	26	(61)
	$209	$158

Foreign currency transaction losses during the current year quarter and prior year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 31, 2019 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Income Taxes

Our income tax provision for the three month period ended April 1, 2018 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act made broad and complex changes to the U.S. tax code that affected our tax provision beginning January 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain deemed repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property. Section 15 of the Internal Revenue Code stipulates that for our fiscal year ended July 1, 2018, a blended statutory corporate tax rate of 28% was applicable, which was based on the applicable statutory rates before and after the effective date of the Act and the number of days in our fiscal year.

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

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit of $309,000 for the three month period ended April 1, 2018. This net tax benefit primarily consisted of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate. For various reasons that are discussed more fully below, we did not complete our accounting for the income tax effects for certain elements of the Act as of December 31, 2017. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of these elements during the three month period ended December 31, 2017. We identified these items as provisional since our analysis of the items was not complete.

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

We were required to assess whether our valuation allowance analyses was affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for, or change in, a valuation allowance was also provisional.

As of December 30, 2018, we had completed our accounting for all income tax elements of the Act. No measurement period adjustments related to the Act were recorded in the three month period ended March 31, 2019.

Our income tax provision for the three month periods ended March 31, 2019 was impacted by a reduction in the expected effective tax rate as compared to the prior year period. The expected annual effective tax rate between our fiscal 2019 and 2018 years decreased to approximately 10.7 percent as of March 2019 from approximately 20.6 percent as of March 2018 due to the reduction in the U.S. statutory rate between years and changes in the U.S. taxation of non-U.S. earnings.

Additionally, our income tax provisions for the three month periods ended March 31, 2019 and April 1, 2018 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Nine months ended March 31, 2019 compared to the nine months ended April 1, 2018

	Nine Months Ended
	March 31, 2019	April 1, 2018
Net Sales (in millions)	$358.3	$322.5

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	March 31, 2019	April 1, 2018
Fiat Chrysler Automobiles	$85.8	$77.4
General Motors Company	80.1	64.2
Ford Motor Company	47.6	49.5
Tier 1 Customers	56.4	51.3
Commercial and Other OEM Customers	65.2	59.3
Hyundai / Kia	23.2	20.8
	$358.3	$322.5

Sales to Fiat Chrysler Automobiles increased in the current year period as compared to the prior year period due to higher product content on the components we supply on certain vehicles, in particular the Ram pickup truck. The increase in sales to General Motors Company in the current year period as compared to the prior year period was attributed to higher vehicle production volumes and content on models for which we supply components, in particular power access products and latches. Sales to Ford Motor Company decreased in the current year period as compared to the prior year period due to a combination of discontinued models and lower production volumes on the vehicles for which we supply components. Sales to Tier 1 Customers increased in the current year period as compared to the prior year period due to higher production volumes of our door handle and component products. Sales to Commercial and Other OEM Customers during the current year period increased in comparison to the prior year period due to new door handle customer programs at Honda of America Manufacturing, Inc. and Volkswagen. These Commercial and Other OEM Customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver controls and door handles that we have developed in recent years to complement our historic core business of locks and keys. The increase in sales to Hyundai / Kia in the current year period as compared to the prior year period was due to higher levels of production of the Kia Sedona minivan for which we supply primarily power sliding door components.

	Nine Months Ended
	March 31, 2019	April 1, 2018
Cost of Goods Sold (in millions)	$314.7	$281.2

Direct material costs are the most significant component of our cost of goods sold and comprised $207.7 million or 66.0 percent of our cost of goods sold in the current year period compared to $179.9 million or 64.0 percent of our cost of goods sold in the prior year period. The increase in our direct material costs between these periods of $27.8 million or 15.5 percent was due to increased sales volumes in the current year period as compared to the prior year period. The increase in our direct material costs as a percentage of our cost of goods sold in the current year period as compared to the prior year period was due to increased nonconforming costs resulting from internal manufacturing process quality issues incurred in the current year period as compared to the prior year period and an increase in sales of products for certain electrical and latch programs in the current year period over the prior year period, for which the direct material content represents a more significant portion of the total cost of the product. This trend is expected to continue for the remainder of our fiscal year 2019.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $5.7 million or 5.6 percent to $107.0 million in the current year period from $101.3 million in the prior year period as the variable portion of these costs increased due to the increase in sales volumes between the nine month periods. Additionally, an increase in the Mexican minimum wage for our Mexican workforce effective January 1, 2019,  higher expediting costs associated with new product launches occurring during the current year period to meet certain customer schedules, in particular in connection with our door handle paint and assembly facility in Leon, Mexico, and higher than expected production costs at our door handle paint and assembly facility in Leon, Mexico, increased costs in the current year period as compared to the prior year period. These cost increases were partially offset by a favorable product sales mix, which included increased sales of our door handle and exterior trim and power access products, and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $2.1 million in the current year period as compared to the prior year period due to a favorable Mexican peso to U.S. dollar exchange rate between these year to date periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.36 pesos to the dollar in the current year period from approximately 18.54 pesos to the dollar in the prior year period.

	Nine Months Ended
	March 31, 2019	April 1, 2018
Gross Profit (in millions)	$43.6	$41.3
Gross Profit as a percentage of net sales	12.2%	12.8%

The increase in gross profit dollars in the current year period as compared to the prior year period was attributed to the increase in sales, partially offset by the increase in cost of goods sold as discussed above. Gross profit as a percentage of net sales decreased between periods. The current year period gross profit as a percentage of net sales was negatively impacted by customer price reductions, an increase in the Mexican minimum wage, higher expediting costs associated with new product launches, and higher than expected production costs at our door handle paint and assembly facility in Leon, Mexico, as well as lower gross profit margins on products associated with certain new electrical, latch and lockset programs, which were implemented during the twelve month period ending March 31, 2019. The lower gross margins associated with these programs is the result of competitive pricing. These unfavorable impacts were partially offset by the impact of a favorable product sales mix and a favorable Mexican peso to U.S. dollar exchange rate impacting the U.S. dollar value of our Mexican operations, as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Nine Months Ended
	March 31, 2019	April 1, 2018
Expenses (in millions)	$33.2	$31.0
Expenses as a percentage of net sales	9.3%	9.6%

Engineering, selling and administrative expenses increased during the current year period as compared to the prior year period. The current year period as compared to the prior year period included an increase in outside expenditures on new product development costs associated with utilizing third party vendors for a portion of our development work and an increase in engineering costs related to our ADAC-STRATTEC LLC door handle and exterior trim products. The expenses decreased as a percentage of net sales due to the increase in sales between quarters as previously discussed.

Income from operations was $10.4 million in the current year period compared to $10.3 million as the period over period increase in the gross profit margin was offset by an increase in engineering, selling and administrative expenses in the current year period as compared to the prior year period, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Nine Months Ended
	March 31, 2019	April 1, 2018
Vehicle Access Systems Technology LLC	$2,427	$3,142
STRATTEC Advanced Logic, LLC	24	(24)
	$2,451	$3,118

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

Included in Other Income (Expense), net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	March 31, 2019	April 1, 2017
Foreign Currency Transaction Loss	$(261)	$(173)
Unrealized Gain (Loss) on Peso Forward Contracts	116	(687)
Realized Gain on Peso Forward Contracts	344	981
Pension and Postretirement Plans (Cost) Credit	(662)	335
Rabbi Trust Gain	57	178
Other	108	(280)
	$(298)	$354

Foreign currency transaction losses during the current year period and prior year period resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 31, 2019 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Income Taxes

Our income tax provision for the nine month periods ended April 1, 2018 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act made broad and complex changes to the U.S. tax code that affected our tax provision beginning January 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain deemed repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property. Section 15 of the Internal Revenue Code stipulates that for our fiscal year ended July 1, 2018, a blended statutory corporate tax rate of 28% was applicable, which was based on the applicable statutory rates before and after the effective date of the Act and the number of days in our fiscal year.

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

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit of $854,000 for the nine month period ended April 1, 2018. This net tax benefit primarily consisted of (1) the impact of the change in measurement of our deferred tax assets and liabilities, (2) the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings, and (3) the impact of changing our annualized effective tax rate. For various reasons that are discussed more fully below, we did not complete our accounting for the income tax effects for certain elements of the Act as of April 1, 2018. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of these elements during the nine month period ended April 1, 2018. We identified these items as provisional since our analysis of the items was not complete.

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

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries must be determined, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation in the accompanying condensed financial statements for the nine months ended April 1, 2018. However, as of April 1, 2018, additional information needed to be gathered to more precisely compute the amount of the Transition Tax.

We were required to assess whether our valuation allowance analyses was affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for, or change in, a valuation allowance was also provisional.

As of December 30, 2018, we had completed our accounting for all income tax elements of the Act. Measurement period adjustments related to the Act recorded in the nine month period ended March 31, 2019 totaled $372,000.

Our income tax provision for the nine month period ended March 31, 2019 was impacted by a $7.9 million tax benefit resulting from the termination of our qualified, noncontributory defined benefit pension plan as discussed under Pension and Postretirement Benefits below and a reduction in the expected effective tax rate as compared to the prior year period. Our income tax provision for the nine month period ended March 31, 2019 was also impacted by a discrete benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings. The expected annual effective tax rate between our fiscal 2019 and 2018 years decreased to approximately 10.7 percent as of March 2019 from approximately 20.6 percent as March 2018 due to the reduction in the U.S. statutory rate between years and changes in the U.S. taxation of non-U.S. earnings.

Additionally, our income tax provisions for the nine month periods ended March 31, 2019 and April 1, 2018 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 31, 2019 was as follows (in millions):

Fiat Chrysler Automobiles	$18.3
General Motors Company	$27.7
Ford Motor Company	$9.8

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of March 31, 2019, $2.8 million of our $9.2 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Nine Months Ended
	March 31, 2019	April 1, 2018
Cash Flows from (in millions):
Operating Activities	$24.7	$3.7
Investing Activities	$(13.7)	$(19.2)
Financing Activities	$(9.7)	$14.5

The change in operating cash flow between periods was impacted by improvement in our overall financial results and a reduction in working capital requirements in the current year period as compared to an increase in working capital requirements in the prior year period. The period over period decrease in net working capital requirements totaled $16.4 million. The pension settlement impact during the period was a noncash charge, which had no impact on cash flow during the period. The decrease in our working capital requirements between periods was made up of the following working capital changes between periods (in millions):

	Increase (Decrease) in Working Capital Requirements
	Nine Months Ended
	March 31, 2019	April 1, 2018	Change
Accounts Receivable	$14.4	$5.2	$9.2
Inventory	$0.2	$7.5	$(7.3)
Other Assets	$(5.5)	$8.3	$(13.8)
Accounts Payable and Accrued Liabilities	$(10.8)	$(6.2)	$(4.6)

The period over period change in the accounts receivable balances reflected an increase in our accounts receivable balances during both the current year period and the prior year period. The increase in accounts receivable balances during both periods reflected increased sales levels toward the end of each of our March period ends as compared to the end of the previous June periods. The period over period change in inventory reflected an increase in inventory balances during the prior year period, which was the result of ramping up for new customer program launches. The period over period change in other assets reflected a reduction in our other assets balances in the current year period and an increase in the other assets balances during the prior year period. The current year period reduction was the result of a reduction in customer tooling balances while the prior year increase was the result of increases in customer tooling balances. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. Changes in customer tooling balances during each period was the result of the timing of tooling development spending required to meet customer production requirements and related customer billing for cost reimbursement. The period over period change in accounts payable and accrued liability balances reflected a reduction in working capital requirements during each period. The reductions in working capital requirements were the result of increases in accounts payable balances each period, which resulted from the timing of purchases and payments with our vendors based on normal payment terms.

Net cash used by investing activities of $13.7 million during the current year period and $19.2 million during the prior year period were the result of capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Prior year period capital expenditures also included $1.4 million related to the completion of the construction of a new ADAC-STRATTEC facility and the purchase of related equipment, all in Leon, Mexico. Refer to discussion under ADAC-STRATTEC LLC Cash Requirements included herein.

Net cash used in financing activities during the current year period of $9.7 million included repayments of borrowings under credit facilities of $9.0 million, $1.5 million of regular quarterly dividend payments to shareholders and $1.4 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by $2 million in additional borrowings under credit facilities. Net cash provided by financing activities of $14.5 million during the prior year period included $21.0 million of additional borrowings under credit facilities, which was partially offset by repayments of borrowings under credit facilities of $3.0 million, $1.5 million of regular quarterly dividend payments to shareholders and $2.2 million of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. During the nine months ended March 31, 2019 and April 1, 2018, VAST LLC made capital contributions to Sistema de Acesso Veicular Ltda in Brazil totaling $975,000 and $871,000, respectively. During the nine months ended March 31, 2019, capital contributions totaling $600,000 were made to VAST LLC collectively by all VAST LLC partners. STRATTEC’s portion of these capital contributions totaled $200,000. During the nine months ended April 1, 2018, capital contributions totaling $375,000 were made to VAST LLC collectively by all VAST LLC partners. STRATTEC’s portion of these capital contributions totaled $125,000. The capital contributions to VAST LLC in both the current and prior year to date periods were made for the purpose of funding operations in Brazil. We anticipate the Brazilian entity will require capital contributions of approximately $450,000 collectively by all VAST partners to fund operations through calendar 2019. STRATTEC’s portion of the capital contributions is anticipated to be $150,000.

ADAC-STRATTEC LLC Cash Requirements

ADAC-STRATTEC de Mexico (ASdM), a wholly owned subsidiary of ADAC-STRATTEC LLC, which is a joint venture between STRATTEC SECURITY CORPORATION and ADAC Automotive, began the construction of a new manufacturing facility in Leon, Mexico during our fiscal 2017 and completed the construction during our fiscal 2018. Accordingly, during our fiscal 2018 the paint system and assembly equipment located at the new facility became fully operational. Total capital expenditures required for the land, facility, paint system, and assembly equipment totaled approximately $22.5 million. In connection with this facility construction, the ADAC-STRATTEC Credit Facility was amended effective as of March 27, 2018 to increase the borrowing limit to $30 million until June 30, 2019, at which time the borrowing limit will return to $25 million. This facility is being used primarily to paint and assemble door handle products. As of fiscal 2018, the ADAC-STRATTEC LLC joint venture had annual net sales of approximately $89 million. With newly awarded customer business, we anticipate annual net sales will increase to approximately $115 million during our fiscal 2019.

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

Future Capital Expenditures

We anticipate capital expenditures will be approximately $17.0 million in fiscal 2019 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at March 31, 2019. A total of 3,655,322 shares have been repurchased over the life of the program through March 31, 2019, at a cost of approximately $136.4 million. No shares were repurchased during the nine month periods ended March 31, 2019 or April 1, 2018. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2019.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2021. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $25 million effective July 1, 2019. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018 and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $19 million at March 31, 2019 and $23 million at July 1, 2018. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $22.2 million and 3.3 percent, respectively, during the nine months ended March 31, 2019. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $25 million at March 31, 2019 and $28.0 million at July 2, 2017. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $26.3 million and 3.4 percent, respectively, during the nine months ended March 31, 2019.

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

VAST LLC has investments in Sistema de Acesso Veicular Ltda, VAST Fuzhou, VAST Great Shanghai, VAST Shanghai Co., VAST Jingzhou Co. Ltd., and Minda-VAST Access Systems. Sistema de Acesso Veicular Ltda is located in Brazil and services customers in South America. VAST Fuzhou, VAST Great Shanghai, VAST Shanghai Co., and VAST Jingzhou Co. Ltd. (collectively known as VAST China), provide a base of operations to service our automotive customers in the Asian market. Minda-VAST Access Systems is based in Pune, India and is a 50:50 joint venture with Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”). Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India. They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $2.4 million during the nine months ended March 31, 2019 and $3.1 million during the nine months ended April 1, 2018. During the nine months ended March 31, 2019, capital contributions totaling $600,000 were made to VAST LLC collectively by all VAST LLC partners. STRATTEC’s portion of these capital contributions totaled $200,000. During the nine months ended April 1, 2018, capital contributions totaling $375,000 were made to VAST LLC collectively by all VAST LLC partners. STRATTEC’s portion of these capital contributions totaled $125,000. The capital contributions to VAST LLC were made for the purpose of funding operations in Brazil.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.7 million during the nine months ended March 31, 2019 and approximately $1.6 million during the nine months ended April 1, 2018.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $2.8 million during the nine months ended March 31, 2019 and approximately $1.9 million during the nine months ended April 1, 2018.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in equity earnings of joint ventures to STRATTEC of approximately $24,000 during the nine months ended March 31, 2019 and equity loss of joint ventures of approximately $24,000 during the nine months ended April 1, 2018. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income. The business of SAL LLC has been wound down to sell only commercial biometric locks. See further discussion under Equity Earnings of Joint Ventures included in Notes to Condensed Consolidated Financial Statements herein.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 31, 2019, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended March 31, 2019.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 7, 2019	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)