Form 10-K
period 2019-06-30
STRATTEC SECURITY CORP
filed 2019-09-05
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

For the fiscal year ended June 30, 2019.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25150

STRATTEC SECURITY CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1804239
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 West Good Hope Road, Milwaukee, WI 53209

(Address of principal executive offices)

(414) 247-3333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.01 par value	STRT	The NASDAQ Stock Market

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

☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 28, 2018 (the last business day of the Registrant’s most recently completed second quarter), was approximately $106,933,000 (based upon the last reported sale price of the Common Stock at December 28, 2018 on the NASDAQ Global Market).  Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

On August 2, 2019, there were outstanding 3,755,027 shares of the Registrant’s $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated

Portions of the Proxy Statement dated September 5, 2019, for the Annual Meeting of Shareholders to be held on October 8, 2019.	III

STRATTEC SECURITY CORPORATION

ANNUAL REPORT IN FORM 10-K

June 30, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s Proxy Statement, dated September 5, 2019, which is incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning.  These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K.  The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations.  These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ recall policies, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to the same from foreign countries, costs of operations (including fluctuations in the cost of raw materials), the volume and scope of product returns and warranty claims and other matters described under “Risk Factors” in Part I, Item 1A of this report.

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

PART I

ITEM 1. BUSINESS

Basic Business

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power lift gate systems, power deck lid systems, door handles and related products for North American automotive customers. We also supply global automotive manufacturers through a unique strategic joint venture relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Plastics Inc., doing business as ADAC Automotive (“ADAC”), of Grand Rapids, Michigan called VAST Automotive Group (“VAST”). Under this unique strategic relationship STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described Vehicle Access Systems Technology LLC herein). STRATTEC’s products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each VAST Automotive Group partners’ products.

History

The product line that became STRATTEC was part of Briggs & Stratton Corporation’s founding business in 1908. In 1995, STRATTEC was spun off from Briggs & Stratton through a tax-free distribution to the then-existing Briggs & Stratton shareholders and has been an independent public company for over twenty-four years.

Our history in the automotive security business spans over 110 years. STRATTEC has been the world’s largest producer of automotive locks and keys since the late 1920s, and we currently maintain a significant share of the North American markets for these products.

Products

Our traditional products are lock sets (locks and keys) for cars and light trucks. Typically, two keys are provided with each vehicle lockset.  Most of the vehicles we currently supply are using keys with sophisticated radio frequency identification technology for additional theft prevention. Keys with remote entry devices integrated into a single unit and bladeless electronic keys have been added to our product line and are gaining in popularity.

Ignition lock housings represent another access control product for us. These housings are the mating part for our ignition locks and typically are part of the steering column structure, although there are instrument panel-mounted versions for certain vehicle applications. These housings are either die cast from zinc or injection molded plastic and may include electronic components for theft deterrent systems.

We have developed and are continuing to develop access control products, including trunk latches, lift gate latches, tailgate latches, hood latches, side door latches and related hardware. With our acquisition of Delphi Corporation’s Power Products Group in fiscal 2009, we are now supplying power access devices for sliding side doors, lift gates and trunk lids. Through a joint venture formed with ADAC Automotive during fiscal 2007, we also supply painted and non-painted door handles and components and related vehicle access hardware.

In recent years, more and more vehicle access systems have moved from purely mechanical components to integrated electro-mechanical systems. STRATTEC has been at the forefront of this new technology, working with Original Equipment Manufacturers’ (OEMs) product development and purchasing groups to provide cost-effective, innovative solutions to the challenges facing our customers.

STRATTEC’s customer-focused structure and formalized product development process helps us identify and meet customer needs in the shortest time possible. Form concept and design, through implementation and into the aftermarket, STRATTEC delivers products that provide the optimum value solution to security and access control requirements. We have a comprehensive Products & Solutions portfolio that can be viewed on our website at www.strattec.com (see “Available Information” below for additional information).

To maintain a strong focus on each of these access control products, we have Product Business Managers who oversee the product’s entire life cycle, including product concept, application, manufacturing, warranty analysis, service/aftermarket, and financial/commercial issues. The Product Business Managers work closely with our sales organization, our engineering group, and our manufacturing operations to ensure their products are receiving the right amount of quality attention so that their value to STRATTEC and the market place is enhanced.

Markets

We are a direct supplier to OEM automotive and light truck manufacturers as well as other transportation-related manufacturers. Our largest customers are Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. Our access control product mix varies by customer, but generally our overall sales tend to be highest in lock and key, including aftermarket produced by STRATTEC de Mexico, followed by door handles and trim components produced by ADAC-STRATTEC de Mexico, power access products produced by STRATTEC Power Access de Mexico, and latch mechanisms and ignition lock housing produced by STRATTEC de Mexico. See Operations discussion included herein for further description.

Direct sales to various OEMs represented approximately 77% of our total sales for fiscal 2019.  The remainder of our revenue is received primarily through sales to the OEM service channels, the aftermarket and Tier 1 automotive supplier customers, and sales of certain products to non-automotive commercial customers.

Sales to our major automotive customers, both OEM and Tier 1, are coordinated through direct sales personnel located in our Detroit-area office. Sales are also facilitated through daily interaction between our Program Managers, Application Engineers and other product engineering personnel. Sales to other OEM customers are accomplished through a combination of our sales personnel located in Detroit and personnel in our Milwaukee headquarters office.

The majority of our OEM products are sold in North America. While some exporting is done to Tier 1 and automotive assembly plants in Europe, Asia and South America, we are in the process of expanding our presence in these markets and elsewhere through the Vehicle Access Systems Technology LLC (VAST LLC) joint venture we jointly own with WITTE Automotive and ADAC Automotive.  VAST is described in more detail on pages 4, 5, 43 and 44 in this Form 10-K.

OEM service and replacement parts are sold to the OEM’s own service operations. In addition, we distribute our components and security products to the automotive aftermarket through approximately 50 authorized wholesale distributors, as well as other marketers and users of component parts, including export customers. Increasingly, our products find their way into the retail channel, specifically the hardware store channel. Our ability to provide a full line of keys to that channel has been accomplished through the introduction of the STRATTEC “XL” key line. This extension to our product line includes keys that we currently do not supply on an OEM basis, including keys for Toyota, Honda and other popular domestic and import vehicles. This extended line of keys enables automotive repair specialists to satisfy consumer needs for repair or replacement parts. Our aftermarket activities are serviced through a warehousing operation in El Paso, Texas.

Customer Sales Focus

To bring the proper focus to the relationships with our major customers, we have seven customer-focused teams, each with a Director of Sales, one or two Engineering Program Managers and various Customer Application Engineers. In addition to customer teams for General Motors, Ford and Fiat Chrysler, we currently have teams for New Domestic Vehicle Manufacturers (primarily the Japanese and Korean automotive manufactures), Driver Control/Ignition Lock Housing customers, Tier 1 customers, and Service and Aftermarket customers. Sales and engineering for ADAC-STRATTEC LLC (described in greater detail below) are supported by our partner in this joint venture, ADAC Automotive.

Each Sales Director is responsible for the overall relationship between STRATTEC and a specific customer group.  Program Managers are responsible for coordinating cross functional activities while managing new product programs for their customers.

Product Engineering Focus

To best serve our customers’ product needs, STRATTEC’s engineering resources are organized into groups which focus on specific access control applications. We currently have six engineering groups:  Locks and Keys, Aftermarket, Latches, Power Access Devices, Driver Control/Ignition Lock Housings and Electrical. Each group has a Product Business Manager, an Engineering Manager and a complement of skilled engineers who design and develop products for specific applications. In doing this, each engineering group works closely with both the customer and product teams, Engineering Program Managers, and Application Engineers.

Underlying this organization is a formalized product development process to identify and meet customer needs in the shortest possible time. By following this streamlined development system, we shorten product lead times, tighten our response to market changes and provide our customers with the optimum value solution to their security/access control requirements. STRATTEC is also IATF 16949:2016 and ISO 14001 certified. This means we embrace the philosophy that quality should exist not only in the finished product, but in every step of our processes as well.

Operations

A significant number of the components that go into our products are manufactured at our headquarters in Milwaukee, Wisconsin. This facility produces zinc die cast components, stampings and milled key blades. We have three owned production facilities currently in operation in Juarez, Mexico operating as STRATTEC de Mexico. Plant No. 1 houses assembly operations for locksets and ignition lock housings. Plant No. 2 was built during fiscal 2009 to replace a leased facility. It houses our key finishing and plastic injection molding operations, as well as containing dedicated space for the assembly operations of ADAC-STRATTEC de Mexico. Plant No. 3 was purchased in fiscal 2015 and houses both latch and power access assembly operations for STRATTEC Power Access de Mexico. Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico and is owned by the ADAC-STRATTEC de Mexico joint venture. This facility became operational during the second quarter of fiscal year 2018.

Vehicle Access Systems Technology LLC

In fiscal 2001, we entered into a formal alliance with WITTE-Velbert GmbH, an automotive supplier based in Germany which designs, develops, manufactures and markets automotive access control products for European-based customers. This alliance consisted of two initiatives. The first was a set of legal agreements which allowed STRATTEC to manufacture and market WITTE’s core products in North America, and WITTE to manufacture and market STRATTEC’s core products in Europe. The second initiative was a 50:50 joint venture, WITTE-STRATTEC LLC, to invest in operations with local partners in strategic markets outside of Europe and North America.

In February of 2006, we announced the expansion of this alliance and related joint venture with the addition of a third partner, ADAC Plastics, Inc.  ADAC, of Grand Rapids, Michigan, adds North American expertise in door handles, a part of WITTE’s core product line that STRATTEC did not support, and an expertise in color-matched painting of these components.

With the expansion of the alliance, we can offer a full range of access control related products available on a global basis to support customer programs. To identify this powerful combination of independent companies focused on working together, we renamed the joint venture Vehicle Access Systems Technology LLC (VAST LLC). We now refer to the combination of the alliance structure and joint venture as “VAST Automotive Group” (VAST). WITTE is now called WITTE Automotive, and ADAC is now doing business as ADAC Automotive. We have adopted a common graphic image in which we share a logo mark and colors, and a specific VAST logo used on the partners’ printed and electronic presentation materials. What is now VAST made investments with a local partner in Brazil in September, 2001, and local partners in China in March, 2002. However, during fiscal 2010, VAST LLC purchased the remaining 40 percent interest of its local partners in the China venture. VAST China is now wholly owned by VAST LLC and had annual net sales of approximately $162 million and $174 million during fiscal 2019 and 2018, respectively. This was an important step which gives STRATTEC a one-third interest in VAST China’s activities in the important growing Chinese/Asian market for manufacturing and assembly of painted door handles, locksets and latch products. VAST China currently operates out of two manufacturing facilities in Taicang and Fuzhou, China and is in the process of constructing a new third manufacturing facility in Jingzhou, China, which is expected to be operational during the fourth quarter of our fiscal 2020 to support new growth in the China market. In March, 2014, VAST LLC purchased the remaining 49 percent interest of its local partner in Brazil, which had annual net sales of approximately $724,000 and $1 million during fiscal years 2019 and 2018, respectively.

On April 30, 2015 VAST LLC executed a purchase agreement to become a 50:50 Joint Venture partner with Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively, “Minda”). As part of this transaction, VAST acquired a fifty percent equity interest in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India, for approximately $12 million. This joint venture entity was renamed Minda-VAST Access Systems (“Minda-VAST”). Minda-VAST has operations in Pune and Delhi and had annual sales of approximately $30 million and $36 million during fiscal years 2019 and 2018, respectively. Minda is a leading manufacturer of security & access products and handles, for both OEMs and the aftermarket in India. Minda-VAST financial results are accounted for on the equity method of accounting by VAST LLC.

For further VAST LLC financial information, see “Equity Earnings of Joint Ventures” included in Notes to Financial Statements under Item 8 in this Form 10-K.

VAST is the embodiment of STRATTEC’s, WITTE’s and ADAC’s globalization strategy. We are developing VAST as a global brand with which we are jointly pursuing business with identified global customers. Those identified customers are General Motors, Ford, Fiat/Chrysler, Volkswagen, Honda, Toyota, Renault/Nissan and Hyundai/Kia.

To manage our customer relationships and coordinate global ventures and activities, we have established a VAST Management Group led by a President. The Management Group includes three Vice Presidents, one each from WITTE, STRATTEC and ADAC. With the focus provided by this Management Group, VAST is able to manage global programs with a single point of contact for customers, with the added advantage of providing regional support from the partners’ operating entities. Combined with VAST LLC’s ventures in China and Brazil, and sales/engineering offices in Japan and Korea, this structure establishes our global footprint.

STRATTEC de MEXICO

We have formed STRATTEC de Mexico as a wholly owned subsidiary of STRATTEC to own and operate three production facilities in Juarez, Mexico. At these three facilities we house our assembly operations for locksets and ignition lock housings, our key finishing and plastic injection molding operations, our assembly operations for ADAC-STRATTEC de Mexico noted below and our latch and power access assembly operations for STRATTEC POWER ACCESS de Mexico noted below.

ADAC-STRATTEC LLC and ADAC-STRATTEC de MEXICO

During fiscal 2007, we formed a new entity with ADAC Automotive called ADAC-STRATTEC LLC including a wholly owned Mexican subsidiary ADAC-STRATTEC de Mexico (collectively, ASdM). The purpose of this joint venture is to produce certain ADAC and STRATTEC products utilizing ADAC’s plastic molding injection expertise and STRATTEC’s assembly capability. ASdM currently operates out of defined space in STRATTEC de Mexico Plant No. 2 located in Juarez, Mexico. Products from this joint venture include non-painted door handle components and exterior trim components for OEM customers producing in North America. STRATTEC owns 51% of this joint venture and its financial results are consolidated into STRATTEC’s financial statements. In our fiscal years ending 2019 and 2018, ASdM was profitable and represented $117.0 million and $88.8 million, respectively, of our consolidated net sales. STRATTEC de Mexico Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico. This facility became operational during the second quarter of fiscal year 2018.

STRATTEC POWER ACCESS LLC and STRATTEC POWER ACCESS de MEXICO

During fiscal year 2009, we formed a new subsidiary with WITTE Automotive called STRATTEC POWER ACCESS LLC (SPA) to acquire the North American business of the Delphi Power Products Group.  WITTE is a 20 percent minority owner. SPA in turn owns 100 percent of a Mexican subsidiary, STRATTEC POWER ACCESS de Mexico. The purpose of this subsidiary is to produce power access devices for sliding side doors, lift gates and trunk lids. STRATTEC POWER ACCESS de Mexico currently operates out of defined space in STRATTEC de Mexico Plant No. 3 located in Juarez, Mexico. Financial results for SPA are consolidated in STRATTEC’s financial statements. For fiscal years ending 2019 and 2018, SPA was profitable and represented $92.7 million and $86.4 million, respectively, of our consolidated net sales.

STRATTEC Advanced Logic LLC

During the fourth quarter of fiscal year 2013, we formed a new joint venture with Actuator Systems LLC called NextLock LLC subsequently renamed STRATTEC Advanced Logic LLC. The initial capitalization of the joint venture was $1.5 million. The purpose of this joint venture is to assemble and sell the next generation of biometric security products based upon the residential and commercial designs of Actuator Systems. This joint venture had minimal sales activity in both fiscal 2019 and 2018. During fiscal 2018, we, along with our joint venture partner, reduced operating the business of STRATTEC Advanced Logic LLC to winding down and selling only RTS commercial biometric locks. STRATTEC owns 51% of this joint venture and its financial results are accounted for on the equity method of accounting.

Seasonal Nature of the Business

The manufacturing of components used in automobiles is driven by the normal peaks and valleys associated with the automotive industry. Typically, the months of July and August are relatively slow as summer vacation shutdowns and model year changeovers occur at the automotive assembly plants. September volumes increase rapidly as each new model year begins. This volume strength continues through October and into early November. As the holiday and winter seasons approach, the demand for automobiles slows, as does production.  March usually brings a major sales and production increase, which then continues through most of June. This results in our first fiscal quarter sales and operating results typically being our weakest, with the remaining quarters being more consistent.

Vehicle List

2020 Vehicles

We are proud to be associated with many of the quality vehicles produced in North America and elsewhere.

The following cars and light trucks are equipped with STRATTEC components during our 2020 fiscal year:

PASSENGER CARS

Acura NSX	Chevrolet Impala	Lincoln Continental
Aston Martin DB 11*	Chevrolet Malibu	Lincoln MKZ
Aston Martin Rapide *	Chevrolet Sonic *	Maserati Ghibli *
Aston Martin Vanquish*	Chevrolet Spin *	Maserati Quattroporte *
Aston Martin Vantage *	Chrysler 300	Opel Adam *
Buick Excelle *	Dodge Challenger	Opel Astra *
Buick LaCrosse *	Dodge Charger	Opel Cascada *
Buick Regal *	Ford Focus *	Opel Corsa*
Cadillac ATS *	Ford Fusion	Tesla Model S
Cadillac CT6*	Ford GT	Tesla Model X
Cadillac XTS *	Ford Ka *	Tesla Model 3
Chevrolet Bolt EV	Ford Mustang	Volkswagen Jetta
Chevrolet Camaro	Honda Accord
Chevrolet Corvette	Honda Civic

LIGHT TRUCKS, VANS AND SPORT UTILITY VEHICLES

Acura MDX	Dodge Durango	Honda Odyssey
Acura RDX	Dodge Grand Caravan	Jeep Cherokee
Buick Enclave	Dodge Journey	Jeep Compass
Buick Encore*	Ford Edge	Jeep Gladiator
Buick Envision*	Ford Escape	Jeep Grand Cherokee
Cadillac Escalade	Ford Expedition	Jeep Wrangler/Wrangler
Cadillac Escalade ESV	Ford Explorer	Unlimited
Cadillac XT4	Ford Flex	Kia Carnival *
Cadillac XT5	Ford F-Series Pickup	Kia Sedona *
Chevrolet Blazer	Ford F-Series Super Duty	Lincoln Avaitor
Chevrolet Colorado *	Pickup	Lincoln Corsair
Chevrolet Equinox	Ford Ranger	Lincoln MKC
Chevrolet Express Van	Ford Transit Connect *	Lincoln MKT
Chevrolet Silverado &	GMC Acadia	Lincoln MKX
Silverado HD Pickup	GMC Terrain	Lincoln Nautilus
Chevrolet Suburban	GMC Canyon *	Lincoln Navigator
Chevrolet Tahoe	GMC Savana	Maserati Levante *
Chevrolet Trail Blazer *	GMC Sierra & Sierra HD	Opel Mokka *
Chevrolet Trax *	Pickup	Ram 1500/2500/3500
Chevrolet Traverse	GMC Yukon and Yukon XL	Pickup
Chrysler Pacifica	Honda CRV	Volkswagen Tiguan
Chrysler Voyager	Honda RDX

* Vehicles produced outside of North America, or both in and outside North America.

Emerging Technologies

Automotive vehicle access systems, which are both theft deterrent and consumer friendly, are trending toward electro-mechanical devices.  Electronic companies are developing user identification systems such as bio-systems, card holder (transmitter) systems, etc., while mechanical locks, keys, housings, and latches are evolving to accommodate electronics. We believe we are positioning ourselves as a vehicle access control supplier by building our product, engineering and manufacturing expertise in the required electro-mechanical products, which include vehicle access latches, keys with remote entry electronic systems, and ignition interface systems with passive start capabilities. As the automotive industry continues developing various levels of autonomous vehicles, we believe that we are well positioned to continue the development and incorporation of power sliding doors, power end gates and other consumer convenience features into these types of vehicles.

These technologies benefit us by increasing its potential customer base as a Tier 2 supplier while maintaining our Tier 1 status on some product lines and by adding additional product line availability.

Sources and Availability of Raw Materials

Our primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity. We believe our sources for raw materials are very reliable and adequate for its needs. We have not experienced any significant long term supply problems in our operations and do not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included under Item 1A of this Form 10-K.

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business will not only result from the technical competence, creativity and marketing abilities of our employees but also from the protection of our intellectual property through patents, trademarks and copyrights. As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patents on new products, processes and improvements when appropriate.

Although, in the aggregate, the intellectual property discussed herein are of considerable importance to the manufacturing and marketing of many of our access control products, we do not consider any single patent or trademark or group of related patents or trademarks to be material to our business as a whole, except for the STRATTEC and STRATTEC with logo trademarks.

We also rely upon trade secret protection for our confidential and proprietary information. We maintain confidentiality agreements with our key executives. In addition, we enter into confidentiality agreements with selected suppliers, consultants and employees as appropriate to evaluate new products or business relationships pertinent to our success. However, there can be no assurance that others will not independently obtain similar information and techniques or otherwise gain access to our trade secrets or that we can effectively protect our trade secrets.

Dependence Upon Significant Customers

A very significant portion of our annual sales are to General Motors Company, Ford Motor Company, and Fiat Chrysler Automobiles.  These three customers accounted for approximately 60 percent our net sales in 2019 and 59 percent of our net sales in 2018.  Further information regarding sales to our largest customers is set forth under the caption “Risk Factors - Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included under Item 1A of this Form 10-K and “Notes to Financial Statements-Sales and Receivable Concentration” included in Notes to Financial Statements under Item 8 in this Form 10-K.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, we are highly dependent on our major customers for their business, and on these customers' ability to produce and sell vehicles which utilize our products. We have enjoyed good relationships with General Motors Company, Fiat Chrysler Automobiles, Ford Motor Company and other customers in the past, and expect to continue to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on our financial performance. We cannot provide any assurance that any lost sales volume could be replaced despite our historical relationships with our customers.

Sales and Marketing; Backlog

We provide our customers with engineered access control products including locksets, fobs, push button passive entry passive start ignition systems, steering column lock housings, electromechanical latches, power sliding door systems, power liftgate systems, power decklids, painted and non-painted door handles, door handle components and trim and other access products which are unique to specific vehicles. Any given vehicle will typically take 1 to 3 years of development and engineering design time prior to being offered to the public. The access control products are designed concurrently with the vehicle. Therefore, commitment to STRATTEC as the production source for such products and components occurs 1 to 3 years prior to the start of production for such components. We employ an engineering staff that assists in providing design and technical solutions to our customers. We believe that our engineering expertise is a competitive advantage and contributes toward our strong market position in our industry. For example, we regularly provide innovative design proposals for our product offerings to our customers that we believe will improve customer access, vehicle security system quality, theft deterrence and system cost.

The typical process used by automotive manufacturers in selecting a supplier for access control products is to offer the business opportunity to us and several of our competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, a commitment is made for each year of the product program. Typically, price reductions resulting from productivity improvement by STRATTEC over the life of the product program are included in the contract and are estimated in evaluating each of these opportunities. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year. Production quantity releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because we are a "Just-in-Time" supplier to the automotive industry, we do not maintain a backlog of orders in the classic sense for future production and shipment and, accordingly, we are unable to provide a meaningful backlog comparison from year to year.

Competition

We compete with domestic and foreign-based competitors on the basis of custom product design, engineering support, quality, delivery and price. While the number of direct competitors in our product markets is currently relatively small, the automotive manufacturers actively encourage competition between potential suppliers. We have a large share of the North American market for our access control products because of our ability to provide optimal value, which is a beneficial combination of price, quality, technical support, program management, innovation and aftermarket support. In order to reduce access control product production costs while still offering a wide range of technical support, we utilize assembly operations and certain light manufacturing operations in Mexico, which results in lower labor costs as compared to the United States.

As locks and keys become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge us. To address this, we have in recent years strengthened our electrical engineering knowledge and service. We are also working with several electronics suppliers to jointly develop and supply these advanced products.

Our lockset, steering column lock housing, latches and power access competitors include Huf North America, Ushin, Valeo, Tokai-Rika, Alpha-Tech, Honda Lock, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva, Key Plastics and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included under Item 1A of this Form 10-K.

Research and Development

We engage in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2019 and 2018, we spent approximately $13.8 million and $4.8 million, respectively, on research and development. We believe that, historically, we have committed sufficient resources to research and development and we intend to continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect our interests resulting from these activities.

Customer Tooling

We incur costs related to tooling used in component production and assembly.  Some of these costs are reimbursed by customers who then own the tools involved.  See the information set forth under “Organization and Summary of Significant Accounting Policies-Customer Tooling in Progress” included in Notes to Financial Statements under Item 8 in this Form 10-K.

Environmental Compliance

As is the case with other manufacturers, we are subject to Federal, state, local and foreign laws and other legal requirements relating to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended), the Clean Water Act of 1990 (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We have an environmental management system that is ISO-14001 certified.  We believe that our existing environmental management system is adequate and we have no current plans for substantial capital expenditures in the environmental area.

As discussed in “Commitments and Contingencies” under Notes to Financial Statement under Item 8 in this Form 10-K, a site at our Milwaukee facility is contaminated by a solvent spill from a former above-ground solvent storage tank located on the east side of the facility, which spill occurred in 1985. We continue to monitor this situation.

We do not currently anticipate any materially adverse impact on our financial statements or competitive position as a result of compliance with Federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or charges could not arise.

Employees

At June 30, 2019, we had approximately 4,209 full-time employees, of which approximately 250 or 5.9 percent were represented by a labor union, which accounts for all production employees at our Milwaukee facility.  The current contract with the unionized employees is effective through September 17, 2021.  During June 2001, there was a 16-day strike by the represented employees at our Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors - Disruptions Due to Work Stoppages and Other labor Matters” under Item 1A in this Form 10-K.

Available Information

We maintain our corporate website at www.strattec.com and make available, free of charge, through this website our code of business ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for annual shareholder meetings and amendments to those reports that we file with, or furnish to, the Securities and Exchange Commission (the "Commission") as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission.  We are not including all the information contained on or made available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.  However, this report includes (or incorporates by reference) all material information about STRATTEC that is included on our website which is otherwise required to be included in this report.

ITEM 1A.  RISK FACTORS

We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company and Fiat Chrysler Automobiles represented approximately 60 percent of our annual net sales (based on fiscal 2019 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, a reduction in vehicle content, the early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

Our major customers also have significant under-funded legacy liabilities related to pension and postretirement health care obligations. The loss in our major customers’ North American automotive market share to the New Domestic automotive manufacturers (primarily the Japanese and Korean automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy. If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable, incur impairment charges or require restructuring actions.

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

Financial Distress of Automotive Supply Base – During calendar years 2009 and 2010, deteriorating automotive industry conditions adversely affected STRATTEC and our supply base. Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. During the above time frame, several automotive suppliers filed for bankruptcy protection or ceased operations. The potential continuation or renewal of financial distress within the supply base and suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions. In addition, the potential for future adverse industry conditions may require us to provide financial assistance or other measures to ensure uninterrupted production. The continuation or renewal of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

Shortage of Raw Materials or Components Supply – In the event of catastrophic acts of nature such as fires, tsunamis, hurricanes and earthquakes or a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. As a result, there is greater dependence on fewer sources of supply for certain components and materials used in our products, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

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

Cyclicality and Seasonality in the Automotive Market – The automotive market is cyclical and is dependent on consumer spending, on the availability of consumer credit and to a certain extent, on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production, such as rising fuel costs, could adversely impact our net sales and net income. We typically experience decreased sales and operating income during the first fiscal quarter of each year due to the impact of scheduled customer plant shut-downs in July and new model changeovers during that period.

Foreign Operations – We own and operate manufacturing operations in Mexico. As discussed below under “Investment in Joint Ventures and Majority Owned Subsidiaries” included in Notes to Financial Statements under Item 8 in this Form 10-K, we also have joint venture and majority owned investments in Mexico, Brazil, China and India. As these operations continue to expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations. The success of these joint venture operations may be impacted by our partners’ ability to influence business decisions and therefore the operating results of the joint ventures could be adversely impacted. These influences, as well as conflicts or disagreements with our joint venture partners, could negatively impact the operations and financial results of our joint venture investments, which could have an adverse impact on our financial results. In addition, failure of our partners to be able to continue to fund their portion of the joint venture operations could have a material adverse effect on the financial condition and financial results of our joint venture investments, which could have a material adverse effect on our financial results. The joint venture investments in China generated losses in 2012 and 2013 due to relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally and externally by VAST China. Additionally, our VAST LLC joint venture in Brazil continues to report losses due to the weak automotive build in that region. The impact of any future planned capital expenditures or future expansion by VAST LLC in China, Brazil and India, may result in the need for additional future capital contributions to fund the operations of these joint venture investments.

Cross-border Trade Issues or Tariffs – Our business is impacted by international or cross-border trade, including the import and export of products and goods into and out of the United States and trade tensions among nations.  The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the application of tariffs, and security related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit and create shipping uncertainties.  Further, uncertainties stemming from changes in U.S. trade policies in particular with European countries and China, tariffs and the reaction of other countries thereto, could have an adverse effect on our business and may adversely impact our results of operations or financial condition or reduce profitability on certain of our products.

Currency Exchange Rate Fluctuations – Our sales are denominated in U.S. dollars. We have manufacturing operations in Mexico, and as a result, a portion of our manufacturing costs are incurred in Mexican pesos. Therefore, fluctuations in the U.S. dollar/Mexican peso exchange rate may have a material effect on our profitability, cash flows, financial position, and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will adversely affect the cost of our Mexican operations when translated into U.S. dollars. Similarly, any appreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will decrease the cost of our Mexican operations when translated into U.S. dollars.

Sources of and Fluctuations in Market Prices of Raw Materials – Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a limited number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results if the increased raw material costs cannot be recovered from our customers.

Given the significant financial impact on us relating to changes in the cost of our primary raw materials, commencing with fiscal 2008 and thereafter, we began quoting quarterly material price adjustments for changes in our zinc costs in our negotiations with our customers. Our success in obtaining these quarterly price adjustments in our customer contracts is dependent on separate negotiations with each customer. It is not a standard practice for our customers to include such price adjustments in their contracts. We have been successful in obtaining quarterly price adjustments in some of our customer contracts. However, we have not been successful in obtaining the adjustments with all of our customers.

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and in 1998. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with our unionized associates is effective through September 17, 2021. We may encounter further labor disruption and we may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results. Labor contracts between General Motors Company, Ford Motor Company and Fiat Chrysler Automobiles and their unionized associates under the United Auto Workers union expire in October and November 2019. In addition, their respective labor agreements with the Canadian auto workers union expire in September and October 2020. Labor disruptions encountered by our customers during the contract period could have an adverse effect on our business and our financial results.

Compliance Related to Regulations Related to Conflict Minerals – We are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by us. We may determine, as part of our compliance efforts, that certain products or components we obtain from our suppliers could contain conflict minerals. If we are unable to conclude that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on both our existing and future business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices to sell to our customers.

Environmental, Safety and Other Regulations – We are subject to Federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include, among others, the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We have an environmental management system that is ISO-14001 certified. We believe that our existing environmental management system is adequate for current and anticipated operations and we have no current plans for substantial capital expenditures in the environmental area. An environmental reserve was established in 1995 for estimated costs to remediate a site at our Milwaukee facility. The site was contaminated from a former above-ground solvent storage tank, located on the east side of the facility. The contamination occurred in 1985 and is being monitored in accordance with Federal, state and local requirements. We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with Federal, state, local and foreign environmental laws or other related legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes could not arise.

Highly Competitive Automotive Supply Industry – The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger than STRATTEC and have greater financial, global and technology capabilities. Our products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased sales and profitability. Some of our major customers have previously announced that they will be reducing their supply base. This could potentially result in the loss of these customers and consolidation within the supply base. The loss of any of our major customers could have a material adverse effect on our existing and future net sales and net income.

In addition, our competitive position in the North American automotive component supply industry could be adversely affected in the event that we are unsuccessful in making strategic investments, acquisitions or alliances or in establishing joint ventures that would enable us to expand globally, in particular, with the VAST Automotive Group and their ability to fund and service global vehicle platforms. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models by our major customers. New model development generally begins two to five years prior to the marketing of such new models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results. In addition, as a result of relatively long lead times for many of our components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sale of existing products. Finally, we may incur significant product development expense in preparing to meet anticipated customer requirements which may not be recovered.

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

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. Our largest customers have recently extended and/or expanded their warranty protection for their vehicles. Other automotive OEMs have similarly extended and/or expanded their warranty programs. We are engaged in ongoing discussions with our customers regarding warranty information and potential claims. The results of these discussions could result in additional warranty charges/claims in future periods. Depending on the nature of and the volume of vehicles involved in the potential warranty claims, these charges could be material to our financial statements. The extended and/or expanded warranty trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims above an OEM derived nominal level. Prior to fiscal 2010, we had experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products. Due to our largest customers’ extension and/or expansion of their warranty protection programs and demands for higher warranty cost sharing arrangements from their suppliers in their terms and conditions of purchase, including from STRATTEC, we increased our provision to cover warranty exposures since fiscal year 2010. In 2015 and 2018, our increased warranty provision was the result of various known or expected customer warranty issues outstanding and estimated future warranty costs to be incurred as of June 2015 and June 2018, respectively, for which amounts were reasonably estimable. As additional information becomes available, actual results may differ from recorded estimates. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.

Cyber Vulnerability – Cyber attacks or security breaches could compromise confidential, business critical information, cause a disruption in our operations or harm our reputation. While we have a cyber security monitoring program, a significant cyber attack could result in loss of critical business information and/or could negatively impact our operations, any of which could have a negative impact on our financial results.

Income Taxes – We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of these laws are issued or applied. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly subjective. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have four manufacturing plants, one warehouse, and one sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Headquarters and General Offices; Component Parts Manufacturing	345,123	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	169,488	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	69,900	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices, Key Finishing, Injection Molding and Assembly Operations	114,877	Owned
Leon, Mexico	Subsidiary Offices, Door Handle Injecting Molding, Painting and Assembly	129,887	Owned
El Paso, Texas	Finished Goods and Service Parts Distribution Warehouse	114,715	Leased**
Auburn Hills, Michigan	Sales and Engineering Office for Detroit Customer Area	62,736	Owned

**	Leased unit within a complex.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we may be involved in various legal proceedings from time to time. We do not believe we are currently involved in any claim, action or proceeding the ultimate disposition of which would have a material adverse effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “STRT.”

Registered shareholders of record at June 30, 2019, were 1,119.

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  Since inception of the stock repurchase program, the Board of Directors has periodically increased the number of shares authorized for repurchase under the program.  At June 30, 2019, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395.  The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through June 30, 2019, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the year ended June 30, 2019.

ITEM 6.   SELECTED FINANCIAL DATA

The financial data for each period presented below reflects the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary and its majority owned subsidiaries. Fiscal year 2015 has been retrospectively adjusted for the adoption of an update to an accounting standard issued by the FASB which simplifies the presentation of deferred taxes in a classified statement of financial position by requiring that deferred tax assets and liabilities be classified as non-current. Fiscal years 2015 through 2017 have been retrospectively adjusted for the adoption of an update to the accounting guidance for the presentation of net periodic pension cost and net periodic postretirement benefit cost which requires the service cost component of net periodic benefit cost to be reported in the same line items as other compensation costs arising from services rendered by the pertinent employees during the applicable period while remaining components of net periodic benefit cost are required to be presented separately outside a subtotal of income from operations. The information below should be read in conjunction with “Management’s Discussion and Analysis,” and the Financial Statements and Notes thereto included elsewhere herein. The following data are in thousands of dollars except per share amounts.

	Fiscal Years
	2019	2018	2017	2016	2015
INCOME STATEMENT DATA
Net sales	$487,006	$439,195	$417,325	$401,419	$411,475
Gross profit	57,800	54,443	60,955	65,726	73,230
Engineering, selling and administrative expenses	47,186	41,168	46,113	43,547	41,277
Income from operations	10,614	13,275	14,842	22,179	31,953
Interest income	—	8	136	25	185
Equity earnings (loss) of joint ventures	2,783	4,532	666	(2,235)	(788)
Interest expense	(1,615)	(1,137)	(417)	(176)	(71)
Pension termination settlement charge	(31,878)	—	—	—	—
Other (expense) income, net	(337)	1,020	1,167	(603)	2,654
(Loss) income before taxes and non-controlling interest	(20,433)	17,698	16,394	19,190	33,933
(Benefit) provision for income taxes	(7,740)	2,070	4,284	5,068	9,382
Net (loss) income	(12,693)	15,628	12,110	14,122	24,551
Net income attributable to non-controlling interest	4,336	3,345	4,913	4,973	3,897
Net (loss) income attributable to STRATTEC SECURITY CORPORATION	$(17,029)	$12,283	$7,197	$9,149	$20,654
(Loss) earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$(4.63)	$3.39	$2.01	$2.55	$5.80
Diluted	$(4.63)	$3.32	$1.96	$2.51	$5.66
Cash dividends declared per share	$0.56	$0.56	$0.56	$0.52	$0.48
BALANCE SHEET DATA
Net working capital	$77,369	$82,310	$61,110	$70,236	$63,871
Total assets	$312,736	$307,175	$273,714	$242,176	$230,834
Long-term liabilities	$45,657	$55,136	$33,105	$23,449	$13,698
Total STRATTEC SECURITY CORPORATION Shareholders’ equity	$163,388	$162,158	$151,088	$139,332	$140,312

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Financial Statements and Notes thereto included in this Form 10-K. Unless otherwise indicated, all references to years or quarters refer to fiscal years or fiscal quarters of STRATTEC.

Executive Overview

Historically, a significant portion of our total net sales are to domestic automotive OEMs (General Motors, Ford and Fiat Chrysler). During the past two decades these customers lost North American market share to the New Domestic automotive manufacturers (primarily the Japanese and Korean automotive manufacturers). In addition to our dependence on our customers’ maintaining their market share, our financial performance depends in large part on conditions in the overall automotive industry, which in turn, are dependent upon the U.S. and global economies. During fiscal years 2019 and 2018, the above domestic automotive OEMs together represented 60 percent and 59 percent, respectively, of our total net sales.

During fiscal years 2019 and 2018, we experienced stronger sales demand for our components from our major North American customers noted above as it relates to light trucks and both sport utility and car based utility vehicles in comparison to passenger cars, which was likely influenced by lower gas prices and customer preferences. If gas prices continue to remain flat or slightly higher over the next year, we anticipate this consumer buying trend will continue, which is approximately 70 percent light trucks and sport utility vehicles in comparison to 30 percent passenger car vehicle purchases today.

Fiscal 2019 net sales were $487 million compared to $439 million in 2018. Net loss attributable to STRATTEC for fiscal 2019 was $17.0 million (which includes non-cash pension settlement and compensation expense charges of approximately $28.0, net of tax) compared to net income of $12.3 million in 2018. The financial health of our three largest customers continues to be stable. General Motors, Ford and Fiat Chrysler continued to report profitable results after implementing significant restructuring plans that modified their cost structures by closing manufacturing facilities, reducing benefits and wages and eliminating certain models and brands in 2009 and 2010. With the new United Auto Workers contracts signed in the United States during November 2015, our major customers planned to move passenger car production from the United States into Mexico over the next 3-5 years to improve their overall profitability on these vehicles. Fiat Chrysler, Ford, and General Motor’s plans have changed subsequent to the above contract date and all three have started eliminating passenger car production on certain models in North America entirely. In spite of such recent developments, STRATTEC and our joint venture partner ADAC Automotive just completed a new production facility in Leon, Mexico to capture these new opportunities as well as other OEM’s as it relates to painted door handles and assemblies in the expanding Mexican market.

As we look out into the future, the July 2019 projections from our third-party forecasting service indicate that North American light vehicle production will show steady to flat production for the next five years. By model year, based on these projections we are expecting a 2019 build of 16.7 million vehicles, 16.6 million vehicles for 2020, 16.3 million vehicles for 2021, 16.6 million vehicles for 2022 and 16.9 million vehicles for 2023. As part of this third party projection, the Ford Motor Company and Fiat Chrysler are expected to experience flat to slightly reduced vehicle production volumes in their production levels during this time period. General Motors, however, is expected to slightly decrease production as they eliminate or reduce passenger car production on certain models during this time horizon. Of course, all of these forecasts are subject to variability based on what happens in the overall North American and global economies, especially as it relates to potential tariff enactment by the United States Government or other foreign countries, the current levels of employment, availability of consumer credit, home equity values, fluctuating fuel prices, changes in customer vehicle and option preferences, product quality issues, including related to recall and product warranty coverage issues, and other key factors that we believe could determine whether consumers can or will purchase new vehicles or particular brands.

As described in "Retirement Plans and Postretirement Costs" in the Notes to Financial Statements under Item 8 in this Form 10-K, our Board of Directors has approved proceeding with the termination of the STRATTEC qualified, noncontributory defined benefit pension plan.  During our fiscal quarter ending December 30, 2018, we completed a substantial portion of the termination by (1) making distributions from the qualified pension plan trust to participants electing lump sum distributions and (2) entering into an agreement with an insurance company whereby we sold, through a series of annuity contracts, our remaining obligations under the qualified pension plan and, therefore, settled the remaining obligations under this plan with use of funds remaining in the plan.  No additional cash contributions to the pension trust were required from STRATTEC to settle these pension obligations.  In connection with those actions, we incurred a pre-tax settlement charge of $31.9 million during fiscal 2019.  We also incurred a $4.2 million non-cash compensation charge during fiscal 2019 related to the future transfer of the remaining excess pension plan assets to a STRATTEC defined contribution plan for subsequent pay-out to eligible participating STRATTEC employees.  We expect to incur an additional $4.3 million in non-cash compensation charges during the first six months of our fiscal 2020 related to this future transfer and pay-out of the excess pension plan assets.

Focus and Strategy Going Forward

STRATTEC’s long-term strategy is focused on maximizing long-term shareholder value by driving profitable growth. Our management believes productivity improvements and cost reductions are critical to our competitiveness, while enhancing the value we deliver to our customers. In order to accomplish this, we have been pursuing, and we intend to continue to pursue over the foreseeable future, the following objectives as summarized below:

-	Streamline and standardize processes to increase productivity and improve the quality of our products
-	Maintain a disciplined and flexible cost structure to leverage scale and optimize asset utilization and procurement

-	Maintain our strong financial position by deploying capital spending targeted for growth and productivity improvement
-	Leverage the “VAST Automotive Group Brand” with customer relationships to generate organic growth from global programs
-	Offer our customers innovative products and technologies along with cost savings solutions to meet their changing demands
-	Explore and execute targeted mergers and acquisitions or other joint venture opportunities with a disciplined due diligence approach and critical financial analysis to drive shareholder value

We use several key performance indicators to gauge progress toward achieving these objectives. These indicators include net sales growth, operating margin improvement, return on capital employed and cash flow from operations.

Results of Operations

2019 Compared to 2018

	Years Ended
	June 30, 2019	July 1, 2018
Net Sales (millions of dollars)	$487.0	$439.2

Net Sales to each of our customers or customer groups in the current year and prior year were as follows (millions of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Fiat Chrysler Automobiles	$115.3	$110.7
General Motors Company	112.7	85.8
Ford Motor Company	63.3	64.4
Tier 1 Customers	75.2	70.5
Commercial and Other OEM Customers	89.5	82.0
Hyundai / Kia	31.0	25.8
Total	$487.0	$439.2

Sales to Fiat Chrysler Automobiles in the current year increased over the prior year due to higher product content on the components we supply on certain vehicles, in particular the Ram pickup truck, which impact was partially offset by lower vehicle production volumes on the FCA minivan component we supply. The increase in sales to General Motors Company in the current year compared to the prior year was attributed to higher vehicle production volumes and content on models for which we supply components, in particular power access products and latches. Decreased sales to Ford Motor Company in the current year as compared to the prior year was due to a combination of discontinued models and lower production volumes on the vehicles for which we supply components. Sales to Tier 1 Customers increased in the current year as compared to the prior year due to due to higher production volumes of our door handle and component products. Sales to Commercial and Other OEM Customers during the current year increased in comparison to the prior year due to due to new door handle customer programs at Honda of America Manufacturing, Inc. and Volkswagen as well as higher sales volumes related to our Aftermarket business. These Commercial and Other OEM Customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver controls and door handles that we have developed in recent years to complement our historic core business of locks and keys. The increased sales to Hyundai / Kia in the current year as compared to the prior year were due to higher levels of production on vehicles for which we supply components, in particular the Kia Sedona minivan for which we supply primarily power sliding door components.

	Years Ended
	June 30, 2019	July 1, 2018
Cost of Goods Sold (millions of dollars)	$429.2	$384.8

Direct material costs are the most significant component of our cost of goods sold and comprised $280.5 million or 65.4 percent of cost of goods sold in the current year compared to $245.5 million or 63.8 percent of cost of goods sold in the prior year. This dollar value increase in our direct material costs of $35.0 million or 14.3 percent was due to increased sales volumes in the current year as compared to the prior year. The increase in our direct material costs as a percentage of our cost of goods sold in the current year as compared to the prior year was due to increased nonconforming costs resulting from internal manufacturing process quality issues incurred in the current year period as compared to the prior year period and an increase in sales of products for certain electrical and latch programs in the current year period over the prior year period, for which the direct material content represents a more significant portion of the total cost of the product.

The remaining components of cost of goods sold consist of labor and overhead costs which increased $9.4 million or 6.7 percent to $148.7 million in the current year from $139.3 million in the prior year as the variable portion of these costs increased due to the increase in sales volumes between years. Additionally, the increase in labor and overhead costs in the current year as compared to the prior year was impacted by a $2.5 million non-cash compensation expense charge related to the future transfer of excess Qualified Pension Plan assets, resulting from the termination of the Qualified Pension Plan, to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees, an increase in the Mexican minimum wage for our Mexican workforce effective January 1, 2019, which increased costs approximately $2.2 million in the current year as compared to the prior year, and higher than expected production costs at our door handle paint and assembly facility in Leon, Mexico. These cost increases were partially offset by a $1.0 million reduction in bonus expense provisions between years and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The fiscal 2018 bonus expense provisions include the accrual of a discretionary bonus approved by our Board of Directors as well as the accrual of bonuses under our incentive bonus plans with respect to fiscal 2018 financial results. There was no similar discretionary or incentive bonus related to fiscal 2019. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $2.1 million in the current year as compared to the prior year due to a favorable Mexican peso to U.S. dollar exchange rate between years. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.34 pesos to the dollar in the current year from approximately 18.75 pesos to the dollar in the prior year.

	Years Ended
	June 30, 2019	July 1, 2018
Gross Profit (millions of dollars)	$57.8	$54.4
Gross Profit as a percentage of net sales	11.9%	12.4%

The increase in gross profit dollars in the current year as compared to the prior year was attributed to the increase in sales, partially offset by the increase in cost of goods sold as discussed above. Gross profit as a percentage of net sales decreased between years. The current year gross profit as a percentage of net sales was negatively impacted by a non-cash compensation expense charge related to the future transfer of excess Qualified Pension Plan assets described above, an increase in the Mexican minimum wage, and higher than expected production costs at our door handle paint and assembly facility in Leon, Mexico, as well as lower gross profit margins on products associated with certain new electrical, latch and lockset programs, which were implemented during the current year. The lower gross margins associated with these programs is the result of competitive pricing. These unfavorable impacts were partially offset by the impact of a reduction in bonus expense provisions and a favorable Mexican peso to U.S. dollar exchange rate impacting the U.S. dollar value of our Mexican operations, as discussed above.

Engineering, Selling and Administrative Expenses in the current year and prior year were as follows:

	Years Ended
	June 30, 2019	July 1, 2018
Expenses (millions of dollars)	$47.2	$41.2
Expenses as a percentage of net sales	9.7%	9.4%

Engineering, selling and administrative expenses increased $6.0 million between years. The current year as compared to the prior year included a $1.7 million non-cash compensation expense charge related to the future transfer of excess Qualified Pension Plan assets, resulting from the termination of the Qualified Pension Plan, to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees. Additionally, an increase in outside expenditures on new product development costs associated with utilizing third party vendors for a portion of our development work and an increase in engineering costs related to our ADAC-STRATTEC LLC door handle and exterior trim products both increased expenses between years. This increase was partially offset by a $400,000 reduction in bonus expense provisions between years. The fiscal 2018 bonus expense provisions include the accrual of a discretionary bonus approved by our Board of Directors as well as the accrual of bonuses under our incentive bonus plans with respect to fiscal 2018 financial results. There was no similar discretionary or incentive bonus related to fiscal 2019.

Income from operations in the current year was $10.6 million compared to $13.3 million in the prior year. This decrease was the result of increased engineering, selling and administrative expenses partially offset by increased gross profit margins in the current year as compared to the prior year, all as discussed above.

The equity earnings of joint ventures was comprised of the following in the current year and prior year (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Vehicle Access Systems Technology LLC	$2,655	$4,441
STRATTEC Advanced Logic, LLC ("SAL LLC")	128	91
	$2,783	$4,532

Our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures in China and India continue to report profitable operating results while our joint venture in Brazil continues to report losses due to our limited amount of business in that region. The reduction in equity earnings of VAST LLC in the current year as compared to the prior year related to significantly lower sales volumes and, as a result, lower profitability in our VAST China operation as well as startup costs related to our new production facility being built in Jingzhou, China. We continue to invest in the growing China market with higher development costs for new programs and breaking ground for the new plant in Jingzhou, which we believe will give VAST added capacity, efficiencies and the advantage of a broader geographic footprint. STRATTEC is not the primary beneficiary and does not control SAL LLC. Accordingly, our investment in SAL LLC is accounted for using the equity method. Even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, STRATTEC began recognizing 100 percent of the losses of SAL LLC up to our committed financial support. The business of SAL LLC has been wound down to sell only commercial biometric locks.

Included in other (expense) income, net in the current year and prior year were the following items (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Foreign Currency Transaction (Loss) Gain	$(397)	$549
Unrealized Gain (Loss) on Mexican
Peso Forward Contracts	39	(1,160)
Realized Gain on Mexican Peso Forward Contracts	485	1,140
Pension and Postretirement Plans (Cost) Credit	(689)	447
Rabbi Trust gain	146	193
Other	79	(149)
	$(337)	$1,020

Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts during fiscal 2019 and 2018 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our income tax provision for 2018 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act makes broad and complex changes to the U.S. tax code that affected our fiscal year ending July 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain deemed repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property.  Section 15 of the Internal Revenue Code stipulates that for our fiscal year ending July 1, 2018, a blended statutory corporate tax rate of 28% was applicable, which is based on the applicable statutory tax rates before and after the Act and the number of days in our fiscal year.

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

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit of approximately $3 million during 2018.  This net tax benefit primarily consisted of (1) the impact of the change in measurement of our deferred tax assets and liabilities, which resulted in a favorable provision impact of $1.6 million, (2) the one-time transition tax on non-previously taxed post-1986 accumulated foreign earnings, which resulted in a net favorable impact of $500,000 and included a transition tax of $1.4 million offset by the reversal of net deferred tax liability balances totaling $1.9 million, which related to basis differences in foreign earnings, and (3) the impact of changing our annualized effective tax rate, which resulted in a favorable provision impact of $900,000. For various reasons that are discussed more fully below, we did not complete our accounting for the income tax effects for certain elements of the Act as of December 31, 2017.  However, we were able to make reasonable estimates of certain effects and, therefore, we recorded provisional adjustments of these elements in the accompanying consolidated financial statements.  We identified these items as provisional since our analysis of the items was not complete.

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

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation in these consolidated financial statements. However, as of December 31, 2017, additional information needed to be gathered to more precisely compute the amount of the Transition Tax.

We were required to assess whether our valuation allowance analyses was affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for, or any change in, a valuation allowance was also provisional.

As of December 30, 2018, we had completed our accounting for all income tax elements of the Act. Measurement period adjustments related to the Act recorded in 2019 totaled $372,000.

Our income tax provision for 2019 was impacted by a $7.9 million tax benefit resulting from the termination of our qualified, noncontributory defined benefit pension plan as discussed under Retirement Plans and Postretirement Costs below in the Notes to Financial Statements under Item 8 in this Form 10-K and a reduction in the expected effective tax rate as compared to 2018. Our income tax provision for 2019 was also impacted by a discrete benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post-1986 accumulated foreign earnings.

Additionally, our income tax provisions for 2019 and 2018 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles LLC, General Motors Company and Ford Motor Company. As of the date of filing this Annual Report with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of June 30, 2019 was as follows (millions of dollars):

Fiat Chrysler Automobiles	$19.2
General Motors Company	$12.8
Ford Motor Company	$10.0

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of June 30, 2019, $2.2 million of our $7.8 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Years Ended
	June 30, 2019	July 1, 2018
Cash Flows from (millions of dollars):
Operating Activities	$29.9	$6.9
Investing Activities	$(17.6)	$(23.9)
Financing Activities	$(12.2)	$16.4

The increase in cash provided by operating activities between 2018 and 2019 reflected a net reduction in working capital requirements between the two years of $22.4 million, with the net decrease in our working capital requirements being made up of the following working capital changes (millions of dollars):

	Increase (Decrease) in Working Capital Requirements
	2019	2018	Change
Accounts Receivable	$10.4	$9.6	$0.8
Inventories	$0.6	$11.2	$(10.6)
Customer Tooling	$(4.3)	$1.0	$(5.3)
Other Assets	$(1.6)	$3.5	$(5.1)
Accounts Payable and
Other Liabilities	$(6.1)	$(3.7)	$(2.4)

The year over year change in accounts receivable balances reflected an increase in our accounts receivable balances during both the current year and the prior year. The increase in accounts receivable balances during both years reflected increased sales levels in May and June of each fiscal year as compared to May and June of the previous fiscal year. Additionally, an increase in outstanding customer tooling billings increased the 2018 accounts receivable balances by approximately $5.2 million between years. The year over year change in inventory reflected an increase in inventory balances during 2018, which was the result of ramping up for new customer program launches. The year over year change in customer tooling balances, which consisted of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, was the result of the timing of tooling development spending required to meet customer production requirements and related billings for customer reimbursements. The year over year change in other assets was the result of a decrease in the income tax recoverable balance in 2019 as compared to an increase in 2018, which changes were based on the required income tax provision, the timing and amounts of Federal, state and foreign tax payments made, and the timing of the utilization of foreign tax credits and research and development tax credits. The year over year change in accounts payable and accrued liability balances reflected a reduction in working capital requirements during each period. The reductions in working capital requirements were the result of increases in accounts payable and accrual balances each period, which resulted from the timing of purchases and payments with our vendors based on normal payment terms. Additionally, the 2018 reduction included an increase in warranty reserve balances of $2.3 million due to expense provisions for expected warranty payments to be settled in future periods

Net cash used by investing activities of $17.6 million during 2019 and $23.9 million during 2018 included capital expenditures of $17.5 million and $24.1 million, respectively. Capital expenditures during each year were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Capital expenditures included $2.5 million during 2018 for the purchase of land, equipment and the construction of a new facility in Leon, Mexico, which is used primarily to paint and assemble door handle products by ADAC-STRATTEC LLC. Net cash used by investing activities during 2019 and 2018 also included an investment in our VAST LLC joint venture of $200,000 and $125,000, respectively. The investments were made for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda (formerly known as VAST do Brasil). Additionally, prior to 2017, loans were made by each partner, STRATTEC, WITTE and ADAC to our joint venture, VAST LLC. The loans were made in support of VAST LLC’s purchase of the non-controlling interest in the Brazilian entity and in support of funding general operating expenses of the Brazilian entity. Repayments of outstanding loan balances totaling $300,000 were made from VAST LLC to each partner during 2018.

Net cash used in financing activities of $12.2 million during 2019 included repayments of borrowings under credit facilities of $14.0 million, $2.1 million of regular quarterly dividend payments to shareholders and $1.4 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by $5 million in additional borrowings under credit facilities. Net cash provided by financing activities of $16.4 million during 2018 included $24.0 million of borrowings under credit facilities and $242,000 of proceeds from stock purchases and option plan exercises, partially offset by $3.0 million for repayments of borrowings under credit facilities, $2.0 million for regular quarterly dividend payments to shareholders and $2.8 million for dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. During 2019 and 2018, capital contributions totaling $600,000 and $375,000, respectively were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $200,000 in 2019 and $125,000 in 2018. We anticipate the Brazilian entity will require a capital contribution of approximately $600,000 collectively by all VAST partners to fund operations during fiscal 2020. STRATTEC’s portion of the capital contributions is anticipated to be $200,000.

STRATTEC Advanced Logic, LLC Cash Requirements

During all periods presented in this report, STRATTEC provided 100 percent of the financial support to fund the start-up operating losses of SAL LLC due to our partner’s inability to contribute capital to this joint venture. During fiscal 2018, we, along with our joint venture partner, reduced operating the business of STRATTEC Advanced Logic to winding down and selling only commercial biometric locks. We anticipate STRATTEC will provide minimal to no funding for SAL LLC in fiscal year 2020.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $15 million in fiscal 2020 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at June 30, 2019. A total of 3,655,322 shares have been repurchased over the life of the program through June 30, 2019, at a cost of approximately $136.4 million. No shares were repurchased during fiscal 2019 or 2018. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. At this time, we anticipate minimal or no stock repurchase activity in fiscal year 2020.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility borrowing limit decreased to $25 million effective July 1, 2019. The credit facilities both expire August 1, 2021. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 are at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018 and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate.  Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of June 30, 2019, we were in compliance with all financial covenants required by these credit facilities. Outstanding borrowings under the STRATTEC Credit Facility totaled $18 million at June 30, 2019 and $23.0 million at July 1, 2018. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $21.2 million and 3.3 percent, respectively, during 2019. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $21.7 million and 2.5 percent, respectively, during 2018. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $24 million at June 30, 2019 and $28.0 million at July 1, 2018. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $25.9 million and 3.4 percent, respectively, during 2019. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $22.6 million and 2.5 percent, respectively, during 2018. We believe that the credit facilities are adequate, along with existing cash flows from operations, to meet our anticipated capital expenditure, working capital, dividend, and operating expenditure requirements.

Inflation and Other Changes in Prices

Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc, nickel silver, and brass and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate.  We executed contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs during 2018 and 2019. Refer to the discussion of Derivative Instruments under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity Earnings of Joint Ventures included in the Notes to Financial Statements included within this Form 10-K.

Critical Accounting Policies

We believe the following represents our critical accounting policies:

Liability for Uncertain Tax Positions – We are subject to income taxation in many jurisdictions around the world. Significant management judgment is required in the accounting for income tax contingencies because the outcomes are often difficult to determine. We are required to measure and recognize uncertain tax positions that we have taken or expect to take in our income tax returns. The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken in an income tax return and the amount recognized in the financial statements. Refer to the discussion of Income Taxes included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

Other Reserves – We have reserves such as a warranty reserve and an excess and obsolete inventory reserve. These reserves require the use of estimates and judgment with regard to risk exposure, ultimate liability and net realizable value.

Warranty Reserve – We have a warranty liability recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty liability balance involves judgment and estimates. Our liability estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers’ recent extension or expansion of their warranty programs. Actual warranty costs might differ from estimates due to the level of actual claims varying from our claims experience and estimates and final negotiations and settlements reached with our customers. Therefore, future actual claims experience could result in changes in our estimates of the required liability. Refer to the discussion of Warranty Reserve under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

Excess and Obsolete Inventory Reserve – We record a reserve for excess and obsolete inventory based on historical and estimated future demand and market conditions. The reserve level is determined by comparing inventory levels of individual materials and parts to historical usage and estimated future sales by analyzing the age of the inventory in order to identify specific material and parts that are unlikely to be sold. Technical obsolescence and other known factors are also considered in evaluating the reserve level. Actual future write-offs of inventory may differ from estimates and calculations used to determine reserve levels due to changes in customer demand, changes in technology and other factors. Refer to the discussion of Inventories under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

We believe the reserves discussed above are estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserves.

New Accounting Standards

Refer to the discussion of New Accounting Standards under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATTEC SECURITY CORPORATION and subsidiaries (the "Company") as of June 30, 2019 and July 1, 2018, the related consolidated statements of (loss) income and comprehensive income, shareholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and July 1, 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Milwaukee, WI

September 5, 2019

We have served as the Company's auditor since 2010.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended
	June 30, 2019	July 1, 2018
NET SALES	$487,006	$439,195
Cost of goods sold	429,206	384,752
GROSS PROFIT	57,800	54,443
Engineering, selling, and administrative expenses	47,186	41,168
INCOME FROM OPERATIONS	10,614	13,275
Interest income	—	8
Equity earnings of joint ventures	2,783	4,532
Interest expense	(1,615)	(1,137)
Pension termination settlement charge	(31,878)	—
Other (expense) income, net	(337)	1,020
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NON- CONTROLLING INTEREST	(20,433)	17,698
(Benefit) provision for income taxes	(7,740)	2,070
NET (LOSS) INCOME	(12,693)	15,628
Net income attributable to non-controlling interest	4,336	3,345
NET (LOSS) INCOME ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$(17,029)	$12,283
COMPREHENSIVE INCOME:
NET (LOSS) INCOME	$(12,693)	$15,628
Currency translation adjustments, net of tax	(555)	(2,219)
Pension and postretirement plans, net of tax	19,861	602
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	19,306	(1,617)
COMPREHENSIVE INCOME	6,613	14,011
Comprehensive income attributable to non-controlling interest	4,724	2,279
COMPREHENSIVE INCOME ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$1,889	$11,732
(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION:
Basic	$(4.63)	$3.39
Diluted	$(4.63)	$3.32
AVERAGE SHARES OUTSTANDING:
Basic	3,676	3,628
Diluted	3,676	3,703

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of (Loss) Income and Comprehensive Income.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE AMOUNTS)

	June 30, 2019	July 1, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,809	$8,090
Receivables, less allowance for doubtful accounts of $500 at June 30, 2019 and July 1, 2018	84,230	73,832
Inventories, net	47,262	46,654
Customer tooling in progress, net	8,240	12,514
Income taxes recoverable	2,107	3,559
Other current assets	6,984	6,454
Total current assets	156,632	151,103
INVESTMENT IN JOINT VENTURES	23,528	22,192
DEFERRED INCOME TAXES	2,933	—
OTHER LONG-TERM ASSETS	11,523	17,338
PROPERTY, PLANT AND EQUIPMENT, NET	118,120	116,542
	$312,736	$307,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,889	$38,439
Accrued liabilities:
Payroll and benefits	17,339	13,393
Environmental	1,278	1,291
Warranty	7,900	7,800
Other	10,857	7,870
Total current liabilities	79,263	68,793
Commitments and Contingencies – see note beginning on page 44
BORROWINGS UNDER CREDIT FACILITIES	42,000	51,000
DEFERRED INCOME TAXES	—	961
ACCRUED PENSION OBLIGATIONS	1,663	1,553
ACCRUED POSTRETIREMENT OBLIGATIONS	762	826
OTHER LONG-TERM LIABILITIES	1,232	796
SHAREHOLDERS’ EQUITY:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,304,994 shares at June 30, 2019 and 7,251,937 shares at July 1, 2018	73	73
Capital in excess of par value	96,491	95,140
Retained earnings	221,117	236,162
Accumulated other comprehensive loss	(18,568)	(33,439)
Less: Treasury stock at cost (3,613,439 shares at June 30, 2019 and 3,616,734 shares at July 1, 2018)	(135,725)	(135,778)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	163,388	162,158
Non-controlling interest	24,428	21,088
Total shareholders’ equity	187,816	183,246
	$312,736	$307,175

The accompanying Notes to Financial Statements are an integral part of these Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling interest
BALANCE July 2, 2017	$172,714	$72	$93,813	$225,913	$(32,888)	$(135,822)	$21,626
Net income	15,628	—	—	12,283	—	—	3,345
Currency translation adjustments	(2,219)	—	—	—	(1,153)	—	(1,066)
Pension and postretirement funded status adjustment, net of tax of $340	602	—	—	—	602	—	—
Cash dividends declared ($0.56 per share)	(2,034)	—	—	(2,034)	—	—	—
Cash dividends paid to non-controlling interests of subsidiaries	(2,817)	—	—	—	—	—	(2,817)
Stock-based compensation and shortfall tax Benefit	1,130	—	1,130	—	—	—	—
Stock option exercises	140	1	139	—	—	—	—
Employee stock purchases	102	—	58	—	—	44	—
BALANCE July 1, 2018	$183,246	$73	$95,140	$236,162	$(33,439)	$(135,778)	$21,088
Net (loss) income	(12,693)	—	—	(17,029)	—	—	4,336
Currency translation adjustments	(555)	—	—	—	(943)	—	388
Pension and postretirement funded status adjustment, net of tax of $6,101	19,861	—	—	—	19,861	—	—
Reclassification of stranded tax effects	—	—	—	4,047	(4,047)	—	—
Cash dividends declared ($0.56 per share)	(2,063)	—	—	(2,063)	—	—	—
Cash dividends paid to non-controlling interests of subsidiaries	(1,384)	—	—	—	—	—	(1,384)
Stock-based compensation	1,133	—	1,133	—	—	—	—
Stock option exercises	172	—	172	—	—	—	—
Employee stock purchases	99	—	46	—	—	53	—
BALANCE June 30, 2019	$187,816	$73	$96,491	$221,117	$(18,568)	$(135,725)	$24,428

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Shareholders’ Equity.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended
	June 30, 2019	July 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,693)	$15,628
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity earnings of joint ventures	(2,783)	(4,532)
Depreciation and amortization	17,159	14,585
Foreign currency transaction loss (gain)	397	(549)
Unrealized (gain) loss on peso forward contracts	(39)	1,160
Loss (gain) on disposition of property, plant and equipment	106	(28)
Pension termination settlement charge	31,878	—
Non-cash compensation expense	4,195	—
Deferred income taxes	(10,122)	1,029
Stock based compensation expense	1,133	1,130
Change in operating assets and liabilities:
Receivables	(10,392)	(9,571)
Inventories	(608)	(11,178)
Other assets	5,855	(4,457)
Accounts payable and accrued liabilities	6,141	3,749
Other, net	(286)	(26)
Net cash provided by operating activities	29,941	6,940
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint ventures	(200)	(125)
Repayments from loan to joint ventures	—	300
Additions to property, plant and equipment	(17,453)	(24,134)
Proceeds received on sale of property, plant and equipment	53	41
Net cash used in investing activities	(17,600)	(23,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	5,000	24,000
Repayments under credit facilities	(14,000)	(3,000)
Exercise of stock options and employee stock purchases	271	242
Dividends paid to non-controlling interests of subsidiaries	(1,384)	(2,817)
Dividends paid	(2,063)	(2,034)
Net cash (used in) provided by financing activities	(12,176)	16,391
FOREIGN CURRENCY IMPACT ON CASH	(446)	316
NET DECREASE IN CASH AND CASH EQUIVALENTS	(281)	(271)
CASH AND CASH EQUIVALENTS
Beginning of year	8,090	8,361
End of year	$7,809	$8,090
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Income taxes	$530	$2,503
Interest	$1,624	$1,078
Non-Cash Investing Activities:
Change in capital expenditures in accounts payable	$467	$(1,702)

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Cash Flows.

NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each VAST Automotive Group partner’s products. We also maintain a 51 percent interest in a joint venture, STRATTEC Advanced Logic, LLC (“SAL LLC”), which was established to introduce a new generation of commercial and residential biometric security products based on the designs of Actuator Systems, our partner and the owner of the remaining ownership interest. The business of SAL LLC has been wound down to sell only commercial biometric locks.

The accompanying consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and in Juarez and Leon, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and SAL LLC for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. SAL LLC is located in El Paso, Texas. We have only one reporting segment.

The significant accounting policies followed in the preparation of these financial statements, as summarized in the following paragraphs, are in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary and its majority owned subsidiaries. Equity investments for which STRATTEC exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.

New Accounting Standards: In May 2014, the FASB issued an update to the accounting guidance for the recognition of revenue arising from contracts with customers. The update supersedes most current revenue recognition guidance and outlines a single comprehensive model for revenue recognition based on the principle that an entity should recognize revenue in an amount that reflects the expected consideration to be received in the exchange of goods and services. The guidance update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We implemented the new standard effective July 2, 2018, the first day of our 2019 fiscal year, using the modified retrospective approach to transition to the new standard. We assessed our revenue stream based upon the provisions of our customer contracts in effect on the July 2, 2018 effective date to determine the cumulative effect of initially applying the guidance. Based on our assessment, the adoption date financial statement impact was limited to a balance sheet reclassification required to establish the contract liability concept provided for in the guidance. As such, comparative financial information for reporting periods prior to July 2, 2018 has not been restated and continues to be reported in accordance with our revenue recognition policies prior to the adoption of the new guidance. Additionally, there was no cumulative effect adjustment required to be recorded to our retained earnings. The effect of the reclassification changes made to our July 2, 2018 Consolidated Balance Sheet increased Receivables, net by $1.2 million, with a corresponding increase to Accrued Liabilities: Other. Refer to the discussion of Revenue Recognition included in these Notes to Financial Statements.

In February 2016, the FASB issued an update to the accounting guidance for leases. The update increases the transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We expect the adoption of this guidance will result in the recording of one operating lease asset and lease liability of approximately $4.1 million as of July 1, 2019. Additionally, we expect no cumulative effect adjustment required to be recorded to our retained earnings.

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

In August 2017, the FASB issued an update to the accounting for hedging activities. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, due to a difference between the economic terms of the hedge instrument and the underlying transaction, and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same line as the hedged item in the consolidated statement of income. The standard also modifies the accounting for components excluded from the assessment of hedge effectiveness and simplifies the application of hedge accounting in certain situations. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued an update to the accounting for nonemployee share-based payment accounting.  The update aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the date of grant. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Fiscal Year: Our fiscal year ends on the Sunday nearest June 30. The years ended June 30, 2019 and July 1, 2018 are each comprised of 52 weeks.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. These estimates and assumptions could also affect the disclosure of contingencies. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents: Cash and cash equivalents include all short-term investments with an original maturity of three months or less due to the short-term nature of the instruments. Excess cash balances are placed in short-term commercial paper.

Derivative Instruments: We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During the years ended June 30, 2019 and July 1, 2018, we had contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into these currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges.  As a result, all currency forward contracts are recognized in our accompanying consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other (Expense) Income, net. No Mexican peso forward contracts were outstanding as of June 30, 2019.

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Consolidated Balance Sheets was as follows (thousands of dollars):

	June 30, 2019	July 1, 2018
Not designated as hedging instruments:
Other current liabilities:
Mexican peso forward contracts	$—	$39

The pre-tax effects of the Mexican peso forward contracts on the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	Years Ended
	June 30, 2019	July 1, 2018
Not Designated as Hedging Instruments:
Realized gain	$485	$1,140
Unrealized gain (loss)	$39	$(1,160)

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated their book value as of June 30, 2019 and July 1, 2018. Fair Value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. There is an established fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 – Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments. Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and July 1, 2018 (thousands of dollars):

	June 30, 2019				July 1, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Rabbi Trust assets:
Stock index funds:
Small cap	$276	$—	$—	$276	$298	$—	$—	$298
Mid cap	293	—	—	293	286	—	—	286
Large cap	589	—	—	589	562	—	—	562
International	864	—	—	864	793	—	—	793
Fixed income funds	913	—	—	913	850	—	—	850
Cash and cash equivalents	—	3	—	3	—	3	—	3
Total assets at fair value	$2,935	$3	$—	$2,938	$2,789	$3	$—	$2,792

Liabilities:
Mexican peso forward contracts	$—	$—	$—	$—	$—	$39	$-	$39

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate and interest rate differentials between the two currencies. There were no transfers between Level 1 and Level 2 assets during 2019 or 2018.

Receivables: Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith/dealership distributors relating to our service and aftermarket sales. We evaluate the collectability of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items, general economic conditions and the industry as a whole. The allowance for doubtful accounts totaled $500,000 at June 30, 2019 and July 1, 2018.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at net realizable value using the first-in, first-out (“FIFO”) cost method of accounting. Inventories consisted of the following (thousands of dollars):

	June 30, 2019	July 1, 2018
Finished products	$11,582	$13,410
Work in process	10,529	10,059
Purchased materials	29,376	27,185
	51,487	50,654
Excess and obsolete reserve	(4,225)	(4,000)
Inventories, net	$47,262	$46,654

We record a reserve for excess and obsolete inventory based on historical and estimated future demand and market conditions. The reserve level is determined by comparing inventory levels of individual materials and parts to historical usage and estimated future sales by analyzing the age of the inventory in order to identify specific materials and parts that are unlikely to be sold. Technical obsolescence and other known factors are also considered in evaluating the reserve level. The activity related to the excess and obsolete inventory reserve was as follows (thousands of dollars):

	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written Off	Balance, End of Year
Year ended June 30, 2019	$4,000	$799	$574	$4,225
Year ended July 1, 2018	$4,510	$1,002	$1,512	$4,000

Customer Tooling in Progress: We incur costs related to tooling used in component production and assembly. Costs for development of certain tooling, which will be directly reimbursed by the customer whose parts are produced from the tool, are accumulated on the balance sheet and are then billed to the customer. The accumulated costs are billed upon formal acceptance by the customer of products produced with the individual tool. Other tooling costs are not directly reimbursed by the customer. These costs are capitalized and amortized over the life of the related product based on the fact that the related tool will be used over the life of the supply arrangement. To the extent that estimated costs exceed expected reimbursement from the customer we recognize a loss.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Expected Useful Lives
Land improvements	20 years
Buildings and improvements	15 to 35 years
Machinery and equipment	3 to 15 years

Property, plant and equipment consisted of the following (thousands of dollars):

	June 30, 2019	July 1, 2018
Land and improvements	$5,679	$5,545
Buildings and improvements	35,742	34,483
Machinery and equipment	246,000	229,688
	287,421	269,716
Less: accumulated depreciation	(169,301)	(153,174)
	$118,120	$116,542

Depreciation expense was as follows for the periods indicated (thousands of dollars):

Fiscal Year	Depreciation Expense
2019	$17,159
2018	$14,544

The gross and net book value of property, plant and equipment located outside of the United States, primarily in Mexico, were as follows (thousands of dollars):

	June 30, 2019	July 1, 2018
Gross book value	$157,551	$140,681
Net book value	$80,922	$74,364

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by the excess of the carrying amount of the asset over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. There were no impairments recorded in the years ended June 30, 2019 or July 1, 2018.

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

Supplier Concentrations: The following inventory purchases were made from major suppliers during each fiscal year noted:

Fiscal Year	Percentage of Inventory Purchases	Number of Suppliers
2019	39%	7
2018	32%	5

We have long-term contracts or arrangements with most of our suppliers to guarantee the availability of raw materials and component parts.

Labor Concentrations: We had approximately 4,209 full-time associates of which approximately 250 or 5.9 percent were represented by a labor union at June 30, 2019. The associates represented by a labor union account for all production associates at our Milwaukee facility. The current contract with the unionized associates is effective through September 17, 2021.

Revenue Recognition: We generate revenue from the production of parts sold to automotive and light-truck Original Equipment Manufacturers (“OEMs”), or Tier 1 suppliers at the direction of the OEM, under long-term supply agreements supporting new vehicle production. Such agreements also require related production of service parts subsequent to the initial vehicle production periods. Additionally, we generate revenue from the production of parts sold in aftermarket service channels and to non-automotive commercial customers.

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

Revenue is recognized at a point in time when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days after the shipment date. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for those products based on purchase orders, annual price reductions and ongoing price adjustments, some of which are accounted for as variable consideration. We use the most likely amount method, the single most likely outcome of the contract, to estimate the amount to which we expect to be entitled. There were no significant changes to our estimates of variable consideration during the reporting periods referenced in our accompanying financial statements and significant changes to our estimates of variable consideration are not expected in future periods.

We do not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer. Therefore, we recognize revenue at the point in time we satisfy a performance obligation by transferring control of a part to a customer. Amounts billed to customers related to shipping and handling costs are included in Net Sales in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income. Shipping and handling costs are accounted for as fulfillment costs and are included in Cost of Goods Sold in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income.

Tooling and Pre-Production Engineering Costs Related to Long-Term Supply Arrangements:

We incur pre-production engineering and tooling costs related to the products produced for our customers under long-term supply agreements. Customer reimbursements for tooling and pre-production engineering activities that are part of a long-term supply arrangement are accounted for as a reduction of cost in accordance with ASC 340, Other Assets and Deferred Costs. Pre-production costs related to long-term supply agreements with a contractual guarantee for reimbursement are included in Other Current Assets in the accompanying Consolidated Balance Sheets. We expense all pre-production engineering costs for which reimbursement is not contractually guaranteed by the customer. All pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which we do not have a non-cancelable right to use the tooling is also expensed when incurred.

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

Contract Balances:

We have no material contract assets as of June 30, 2019. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. The activity related to contract liability balances during the year ended June 30, 2019 was as follows (thousands of dollars):

Balance, July 1, 2018	$1,195
Discounts Recorded as a Reduction in Sales	1,858
Payments of Discounts to Customers	(1,654)
Other	(467)
Balance, June 30, 2019	$932

Refer to Product Sales and Sales and Receivable Concentration included herein for revenue by product group and revenue by customer.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenditures were approximately $13.8 million in 2019 and $4.8 million in 2018.

Other (Expense) Income, Net: Net other (expense) income included in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts during fiscal 2018 and 2019 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities. The impact of these items for the periods presented was as follows (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Foreign currency transaction (loss) gain	$(397)	$549
Rabbi Trust gain	146	193
Unrealized gain (loss) on Mexican peso forward contracts	39	(1,160)
Realized gain on Mexican peso forward contracts	485	1,140
Pension and postretirement plans (cost) credit	(689)	447
Other	79	(149)
	$(337)	$1,020

Warranty Reserve: We have a warranty liability recorded related to our known and potential exposure to warranty claims in the event our products fail to perform as expected, and in the event we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty liability balance involves judgment and estimates. Our liability estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers’ recent extension and/or expansion of their warranty programs. In recent fiscal periods, our largest customers have extended their warranty protection for their vehicles and have since demanded higher warranty cost sharing arrangements from their suppliers in their terms and conditions to purchase, including from STRATTEC. The 2018 warranty provision included costs for various known or expected warranty issues as of July 1, 2018 for which amounts were reasonably estimable. As additional information becomes available, actual results may differ from recorded estimates, which may require us to adjust the amount of our warranty provision. Changes in the warranty reserve were as follows (thousands of dollars):

	Balance, Beginning of Year	Provision Charged to Expense	Payments	Balance, End of Year
Year ended June 30, 2019	$7,800	$559	$459	$7,900
Year ended July 1, 2018	$5,550	$2,617	$367	$7,800

Foreign Currency Translation: The financial statements of our foreign subsidiaries and equity investees are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for sales, costs and expenses. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other (expense) income, net in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss (“AOCL”) was comprised of the following (thousands of dollars):

	June 30, 2019	July 1, 2018
Unrecognized pension and postretirement benefit liabilities, net of tax	$2,251	$18,148
Foreign currency translation, net of tax	16,317	15,291
	$18,568	$33,439

The following tables summarize the changes in AOCL for the years ended June 30, 2019 and July 1, 2018 (thousands of dollars):

	Year Ended June 30, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance July 1, 2018	$15,291	$18,148	$33,439
Other comprehensive loss before reclassifications	545	170	715
Income Tax	10	(40)	(30)
Net other comprehensive loss before Reclassifications	555	130	685
Reclassifications:
Pension termination settlements (A)	—	(25,668)	(25,668)
Prior service credits (A)	—	439	439
Actuarial gains (A)	—	(1,262)	(1,262)
Total reclassifications before tax	—	(26,491)	(26,491)
Income Tax	—	6,500	6,500
Net reclassifications	—	(19,991)	(19,991)
Other comprehensive loss (income)	555	(19,861)	(19,306)
Other comprehensive loss attributable
to non-controlling interest	(388)	—	(388)
Reclassification of stranded tax effects	83	3,964	4,047
Balance June 30, 2019	$16,317	$2,251	$18,568

	Year ended July 1, 2018
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance July 2, 2017	$14,138	$18,750	$32,888
Other comprehensive loss before reclassifications	2,370	820	3,190
Income Tax	(151)	(193)	(344)
Net other comprehensive loss before Reclassifications	2,219	627	2,846
Reclassifications:
Prior service credits (A)	—	752	752
Actuarial gains (A)	—	(2,514)	(2,514)
Total reclassifications before tax	—	(1,762)	(1,762)
Income Tax	—	533	533
Net reclassifications	—	(1,229)	(1,229)
Other comprehensive loss (income)	2,219	(602)	1,617
Other comprehensive income attributable to non-controlling interest	1,066	—	1,066
Balance July 1, 2018	$15,291	$18,148	$33,439

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other (Expense) Income, net in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income. See Retirement Plans and Postretirement Costs note to these Notes to Financial Statements below.

Accounting For Stock-Based Compensation: We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of June 30, 2019 were 149,289. Awards that expire or are cancelled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under the stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of our Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of our Board of Directors at the time the shares are granted and have a minimum vesting period of one year from the date of grant. Restricted shares granted prior to August 2014 have voting and dividend rights, regardless of whether the shares are vested or unvested. Restricted shares granted during August 2014 and thereafter have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Restricted stock grants issued vest 1 to 5 years after the date of grant.

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. The expected volatility is determined based on our historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Expected pre-vesting option forfeitures are based primarily on historical data. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight line basis over the vesting period. We record stock based compensation only for those awards that are expected to vest.

All compensation cost related to stock options granted under the plan has been recognized as of June 30, 2019. Unrecognized compensation cost as of June 30, 2019 related to restricted stock granted under the plan was as follows (thousands of dollars):

	Compensation Cost	Weighted Average Period over which Cost is to be Recognized (in years)
Restricted stock granted	$1,128	0.9

Unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Cash received from stock option exercises and the related income tax benefit were as follows (thousands of dollars):

Fiscal Year	Cash Received from Stock Option Exercises	Income Tax Benefit
2019	$172	$76
2018	$139	$—

The intrinsic value of stock options exercised and the fair value of options vested were as follows (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Intrinsic value of options exercised	$324	$110
Fair value of stock options vested	$—	$315

No options were granted during the fiscal years ended June 30, 2019 or July 1, 2018.

The range of options outstanding as of June 30, 2019 was as follows:

	Number of Options Outstanding/ Exercisable	Weighted Average Exercise Price Outstanding/ Exercisable	Weighted Average Remaining Contractual Life Outstanding (In Years)
$17.59-$18.49	26,500/26,500	$18.00/$18.00	0.5
$26.53-$38.71	81,850/81,850	$31.06/$31.06	3.2
$79.73	9,010/9,010	$79.73/$79.73	5.1
		$31.85/$31.85

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss carry-forwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties on uncertain tax positions are classified in the Provision for Income Taxes in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income.

Our income tax provision for 2018 was impacted by the Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. The Act makes broad and complex changes to the U.S. tax code that affected our fiscal year ending July 1, 2018, including but not limited to (1) a reduction in the U.S. statutory tax rate to 21 percent following its effective date and a change in the measurement of our deferred tax assets and deferred tax liabilities resulting from the reduction in the statutory rate, (2) requiring a one-time transition tax on certain deemed repatriated earnings of foreign subsidiaries that is payable over eight years, and (3) bonus depreciation that will allow for full expensing of qualified property.  Section 15 of the Internal Revenue Code stipulates that for our fiscal year ending July 1, 2018, a blended statutory corporate tax rate of 28% was applicable, which is based on the applicable statutory tax rates before and after the Act and the number of days in our fiscal year.

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

In connection with our analysis of the impact of the Act, we recorded a discrete net tax benefit of approximately $3 million during 2018.  This net tax benefit primarily consisted of (1) the impact of the change in measurement of our deferred tax assets and liabilities, which resulted in a favorable provision impact of $1.6 million, (2) the one-time transition tax on non-previously taxed post-1986 accumulated foreign earnings, which resulted in a net favorable impact of $500,000 and included a transition tax of $1.4 million offset by the reversal of net deferred tax liability balances totaling $1.9 million, which related to basis differences in foreign earnings, and (3) the impact of changing our annualized effective tax rate, which resulted in a favorable provision impact of $900,000. For various reasons that are discussed more fully below, we did not complete our accounting for the income tax effects for certain elements of the Act as of December 31, 2017.  However, we were able to make reasonable estimates of certain effects and, therefore, we recorded provisional adjustments of these elements in the accompanying consolidated financial statements.  We identified these items as provisional since our analysis of the items was not complete.

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

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation in these consolidated financial statements. However, as of December 31, 2017, additional information needed to be gathered to more precisely compute the amount of the Transition Tax.

We were required to assess whether our valuation allowance analyses was affected by various aspects of the Act (e.g., deemed repatriation of deferred foreign income, Global Intangible Low-Taxed Income (“GILTI”) inclusions, and new categories of Foreign Tax Credits). Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for, or any change in, a valuation allowance was also provisional.

As of December 30, 2018, we had completed our accounting for all income tax elements of the Act. Measurement period adjustments related to the Act recorded in 2019 totaled $372,000.

Our income tax provision for 2019 was impacted by a $7.5 million tax benefit resulting from the termination of our qualified, noncontributory defined benefit pension plan as discussed under Retirement Plans and Postretirement Costs below and a reduction in the expected effective tax rate as compared to 2018. Our income tax provision for 2019 was also impacted by a discrete benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post-1986 accumulated foreign earnings.

Additionally, our income tax provisions for 2019 and 2018 were affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

INVESTMENT IN JOINT VENTURES AND MAJORITY OWNED SUBSIDIARIES

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third equity interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe.

VAST LLC has investments in Sistema de Veicular Ltda, VAST Fuzhou, VAST Great Shanghai, VAST Shanghai Co., VAST Jingzhou Co. Ltd., and Minda-VAST Access Systems. Sistema de Acesso Veicular Ltda is located in Brazil and services customers in South America. VAST Fuzhou, VAST Great Shanghai, VAST Shanghai Co. anf VAST Jingzhou Co. Ltd. (collectively known as VAST China), provide a base of operations to service each VAST partner’s automotive customers in the Asian market. Minda-VAST Access Systems is based in Pune, India and is a 50:50 joint venture with Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”). Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India. They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $2.7 million during 2019 and approximately $4.4 million during 2018. During 2019 and 2018, capital contributions totaling $600,000 and $375,000, respectively, were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $200,000 in 2019 and $125,000 in 2018.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $2.7 million in 2019 and $1.8 million in 2018.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $2.5 million in 2019 and approximately $2.2 million in 2018.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in equity earnings of joint ventures to STRATTEC of approximately $128,000 in 2019 and equity earnings of joint ventures to STRATTEC of approximately $91,000 in 2018.  During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings of Joint Ventures in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income.

During fiscal 2018, we, along with our joint venture partner, reduced operating the business of SAL LLC to winding down and selling only commercial biometric locks.

STRATTEC’s joint venture investments are included in the accompanying Consolidated Balance Sheets as follows (thousands of dollars):

	June 30, 2019	July 1, 2018
Investment in Joint Ventures:
Investment in VAST LLC	$23,528	$22,192
Other Current Liabilities:
Investment in SAL LLC	$328	$458

See further discussion under Equity Earnings of Joint Ventures included in Notes to Financial Statements herein.

EQUITY EARNINGS OF JOINT VENTURES

As discussed above under the note Investment in Joint Ventures and Majority Owned Subsidiaries, we hold a one-third ownership interest in VAST LLC, for which we exercise significant influence but do not control and are not the primary beneficiary. Our investment in VAST LLC is accounted for using the equity method. The results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The following are summarized statements of operations and summarized balance sheet data for VAST LLC (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Net sales	$161,660	$174,896
Cost of goods sold	128,375	134,185
Gross profit	33,285	40,711
Engineering, selling and administrative expense	27,624	26,450
Income from operations	5,661	14,261
Other income, net	3,559	1,757
Income before provision for income taxes	9,220	16,018
Provision for income taxes	1,292	2,632
Net income	$7,928	$13,386
STRATTEC’s share of VAST LLC net
income	$2,643	$4,463
Intercompany profit eliminations	12	(22)
STRATTEC’s equity earnings of VAST LLC	$2,655	$4,441

	June 30, 2019	July 1, 2018
Cash and cash equivalents	$6,854	$8,959
Receivables, net	35,639	43,930
Inventories, net	20,465	20,510
Other current assets	19,701	16,020
Total current assets	82,659	89,419
Property, plant and equipment, net	49,953	42,923
Other long-term assets	16,868	14,974
Total assets	$149,480	$147,316
Current debt	$7,240	$8,580
Other current liabilities	63,799	66,140
Long-term debt	5,015	5,143
Other long-term liabilities	2,512	512
Total liabilities	$78,566	$80,375
Net assets	$70,914	$66,941
STRATTEC’s share of VAST LLC net assets	$23,638	$22,314

As discussed above under the note Investment in Joint Ventures and Majority Owned Subsidiaries, we hold a 51 percent ownership interest in a joint venture company, SAL LLC, which was established to introduce a new generation of commercial and residential biometric security products based on the designs of Actuator Systems, our partner and the owner of the remaining ownership interest. During fiscal 2018, we, along with our joint venture partner, reduced operating the business of SAL LLC to winding down and selling only commercial biometric locks. SAL LLC is considered a variable interest entity based on the STRATTEC guarantee and additional loans from STRATTEC as discussed below. STRATTEC is not the primary beneficiary and does not control the entity. Accordingly, our investment in SAL LLC is accounted for using the equity method.

SAL LLC maintained a license agreement with Westinghouse allowing SAL LLC to do business as Westinghouse Security. This license agreement expired August 16, 2018. Payments due to Westinghouse under the license agreement were guaranteed by STRATTEC. STRATTEC made a payment to Westinghouse of $250,000 on this guarantee during 2018. STRATTEC’s proportionate share of the guarantee of this payment based on our ownership percentage in SAL LLC totaled $127,000, and accordingly, our investment in SAL LLC was increased by this amount as of July 1, 2018.

Loans were made from STRATTEC to SAL LLC in support of operating expenses and working capital needs. The outstanding loan amount totaled $2.6 million as of June 30, 2019 and July 1, 2018 and was eliminated against STRATTEC’s negative Investment in SAL LLC in the preparation of the consolidated financial statements.

Even though we maintain a 51 percent ownership interest in SAL LLC, effective with our fiscal 2015 fourth quarter, 100 percent of the funding for SAL LLC was being made by loans from STRATTEC to SAL LLC. Therefore, STRATTEC began recognizing 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings of Joint Ventures in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income effective with our fiscal 2015 fourth quarter.

We have sales of component parts to VAST LLC and SAL LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged from VAST LLC to STRATTEC for general headquarter expenses. The following tables summarize the related party transactions with VAST LLC and SAL LLC for the periods indicated (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Sales to VAST LLC	$3,731	$3,151
Sales to SAL LLC	$34	$98
Purchases from VAST LLC	$221	$183
Expenses charged to VAST LLC	$1,594	$984
Expenses charged from VAST LLC	$834	$886

	June 30, 2019	July 1, 2018
Accounts receivable from VAST LLC	$264	$53
Accounts receivable from SAL LLC (A)	$—	$—
Current loan receivable from SAL LLC (A)	$—	$—
Accounts payable to VAST LLC	$127	$87

(A)

As of June 30, 2019, outstanding loan and accounts receivable balances due from SAL LLC to STRATTEC totaled $2.6 million and $82,000, respectively. As of July 1, 2018, outstanding loan and accounts receivable balances due from SAL LLC to STRATTEC totaled $2.6 million and $82,000, respectively. As of June 30, 2019 and July 1, 2018, these outstanding balances have been offset against our investment in SAL LLC, which is included in Other Current Liabilities in the Consolidated Balance Sheet.

CREDIT FACILITIES

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $30 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility borrowing limit decreased to $25 million effective July 1, 2019. The credit facilities both expire on August 1, 2021. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31 2018, and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of June 30, 2019, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities referenced in the above paragraph as of the end of 2019 and 2018 were as follows (thousands of dollars):

	June 30, 2019	July 1, 2018
STRATTEC Credit Facility	$18,000	$23,000
ADAC-STRATTEC Credit Facility	24,000	28,000
	$42,000	$51,000

Average outstanding borrowings and the weighted average interest rate under each such credit facility during 2019 and 2018 were as follows (thousands of dollars):

	Average Outstanding Borrowings		Weighted Average Interest Rate
	Years Ended		Years Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
STRATTEC Credit Facility	$21,212	$21,668	3.3%	2.5%
ADAC-STRATTEC Credit Facility	$25,901	$22,621	3.4%	2.5%

We believe that the credit facilities referenced above are adequate, along with existing cash balances and cash flow from operations, to meet our anticipated capital expenditure, working capital, dividend and operating expenditure requirements.

COMMITMENTS AND CONTINGENCIES

We are from time to time subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters and employment related matters. It is our opinion that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of STRATTEC. With respect to warranty matters, although we cannot ensure that the future costs of warranty claims by customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements.

We have a reserve for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was initially established in 1995. Due to changing technology and related costs associated with active remediation of the site, in fiscal 2010 the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, STRATTEC obtained updated third party estimates for adequately covering the cost of active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through June 30, 2019, costs of approximately $597,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.3 million at June 30, 2019, is adequate.

At June 30, 2019, we had purchase commitments related to zinc, other purchased parts and natural gas. We also had minimum rental commitments under non-cancelable operating leases with a term in excess of one year. The purchase and minimum rental commitments are payable as follows (thousands of dollars):

	Purchase	Minimum Rental
Fiscal Year	Commitments	Commitments
2020	$8,936	$539
2021	$4,945	$504
2022	$3,358	$495
2023	$—	$498
2024-2025	$—	$168

Rental expense under all non-cancelable operating leases was as follows (thousands of dollars):

Fiscal Year	Rental Expense
2019	$773
2018	$731

INCOME TAXES

The provision for income taxes consisted of the following (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Currently payable:
Federal	$705	$156
State	162	73
Foreign	1,515	812
	2,382	1,041
Deferred tax provision	(10,122)	1,029
	$(7,740)	$2,070

The items accounting for the difference between income taxes computed at the Federal statutory tax rate and the provision for income taxes were as follows:

	Years Ended
	June 30, 2019	July 1, 2018
U.S. statutory rate	21.0%	28.0%
State taxes, net of Federal tax benefit	3.7	1.6
Foreign subsidiaries	(1.8)	(0.7)
U.S. tax reform: transition tax	2.7	(3.0)
U.S. tax reform: change in deferred rate	—	(9.3)
Research and development tax credit	9.4	(2.5)
Non-controlling interest	6.7	(5.6)
Uncertain tax positions	(2.3)	2.1
Stock based compensation	(0.7)	1.7
Other	(0.8)	(0.6)
	37.9%	11.7%

The components of deferred tax (liabilities) assets were as follows (thousands of dollars):

	June 30, 2019	July 1, 2018
Unrecognized pension and postretirement benefit plan liabilities	$701	$6,887
Accrued warranty	446	517
Payroll-related accruals	2,180	1,959
Stock-based compensation	470	727
Inventory reserve	834	799
Environmental reserve	300	303
Repair and maintenance supply parts reserve	229	212
Allowance for doubtful accounts	118	118
Credit carry-forwards	1,990	248
Postretirement obligations	(416)	(375)
Accumulated depreciation	(5,023)	(4,902)
Accrued pension obligations	(1,578)	(9,235)
Non-cash compensation expense	986	—
Joint ventures	968	814
Other	728	967
	$2,933	$(961)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Federal credit carry-forwards at June 30, 2019 resulted in future benefits of approximately $1.8 million and expire between 2033 and 2034. We currently anticipate having sufficient Federal taxable income to offset these credit carry-forwards. State credit carry-forwards at June 30, 2019 resulted in future benefits of approximately $199,000 and expire at varying times between 2025 and 2034. A valuation allowance of $120,000 has been recorded as of June 30, 2019, due to our assessment of the future realization of certain credit carry-forward benefits. We do not currently anticipate having sufficient state taxable income to offset these credit carry-forwards.

Foreign income before the provision for income taxes was $4.0 million in 2019 and $1.1 million in 2018.

The total liability for unrecognized tax benefits was $1.2 million as of June 30, 2019 and $796,000 as of July 1, 2018 and was included in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. This liability includes approximately $1.1 million of unrecognized tax benefits at June 30, 2019 and $741,000 at July 1, 2018 and approximately $93,000 of accrued interest at June 30, 2019 and $55,000 at July 1, 2018. This liability does not include an amount for accrued penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $854,000 at June 30, 2019 and $375,000 at July 1, 2018. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended June 30, 2019 and July 1, 2018 (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Unrecognized tax benefits, beginning of year	$741	$571
Gross increases – tax positions in prior years	229	101
Gross increases – current period tax positions	238	126
Tax years closed	(70)	(57)
Unrecognized tax benefits, end of year	$1,138	$741

We or one of our subsidiaries files income tax returns in the United States (Federal), Wisconsin (state), Michigan (state) and various other states, Mexico and other foreign jurisdictions. We are currently subject to a Wisconsin income tax examination for fiscal 2014 through 2017. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2016 through 2019 for Federal, fiscal 2015 through 2019 for most states and calendar 2014 through 2018 for foreign jurisdictions.

RETIREMENT PLANS AND POSTRETIREMENT COSTS

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors has subsequently approved to proceed with the termination of the Qualified Pension Plan. During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $31.9 million was recorded during fiscal 2019. A non-cash compensation expense charge of $4.2 million was also recorded during fiscal 2019 related to the future transfer of the excess assets in the Qualified Pension Plan to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees based on a plan approved by the Board of Directors in June 2019. It is expected that an additional $4.3 million in non-cash compensation expense will be recorded in the six month period ending December 2019 related to this future transfer and pay-out of the excess Qualified Pension Plan assets.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code. As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen. Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation. The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A. Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump-sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.9 million at June 30, 2019 and $2.8 million at July 1, 2018, and are included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. The projected benefit obligation under the amended SERP was $2.2 million at June 30, 2019 and $1.9 million at July 1, 2018. The SERP liabilities are included in the pension tables below. However, the Rabbi Trust assets are excluded from the tables as they do not qualify as plan assets.

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

Amounts included in accumulated other comprehensive loss, net of tax, at June 30, 2019, which have not yet been recognized in net periodic benefit cost were as follows (thousands of dollars):

	SERP	Postretirement
Prior service credit	$—	$(28)
Net actuarial loss	225	2,054
	$225	$2,026

Prior service cost (credit) and unrecognized net actuarial losses included in accumulated other comprehensive loss at June 30, 2019 which are expected to be recognized in net periodic benefit cost (credit) in fiscal 2020, net of tax, for the pension, SERP and postretirement plans are as follows (thousands of dollars):

	SERP	Postretirement
Prior service credit	$—	$(22)
Net actuarial loss	9	304
	$9	$282

The following tables summarize the pension, SERP and postretirement plans’ income and expense, funded status and actuarial assumptions for the years indicated (thousands of dollars). We use a June 30 measurement date for our pension and postretirement plans.

	Pension and SERP Benefits		Postretirement Benefits
	Years Ended		Years Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
COMPONENTS OF NET PERIODIC BENEFIT COST (CREDIT):
Service cost	$62	$66	$11	$13
Interest cost	2,101	3,857	40	45
Expected return on plan assets	(2,275)	(6,111)	—	—
Plan settlements	31,878	—	—	—
Amortization of prior service cost (credit)	—	12	(439)	(764)
Amortization of unrecognized net loss	831	2,035	431	479
Net periodic benefit cost (credit)	$32,597	$(141)	$43	$(227)

	Pension and SERP Benefits		Postretirement Benefits
	2019	2018	2019	2018
WEIGHTED-AVERAGE ASSUMPTIONS:
Benefit Obligations:
Discount rate	3.17%	4.30%	3.17%	4.30%
Rate of compensation increases – SERP	3.0%	3.0%	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	4.30%	3.91%	4.30%	3.91%
Expected return on plan assets	n/a	5.45%	n/a	n/a
Rate of compensation increases – SERP	3.0%	3.0%	n/a	n/a
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$98,835	$101,266	$1,041	$1,268
Service cost	62	66	11	13
Interest cost	2,101	3,857	40	45
Plan settlements	(72,400)	—	—	—
Actuarial gain	5,143	(1,392)	39	(8)
Benefits paid	(31,512)	(4,962)	(217)	(277)
Benefit obligation at end of year	$2,229	$98,835	$914	$1,041
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$111,466	$112,524	$—	$—
Actual return on plan assets	1,077	3,890	—	—
Employer contribution	14	14	217	277
Plan settlements	(72,400)	—	—	—
Benefits paid	(31,512)	(4,962)	(217)	(277)
Fair value of plan assets at end of year	$8,645	$111,466	$—	$—
Funded status – prepaid (accrued) benefit obligations	$6,416	$12,631	$(914)	$(1,041)
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS:
Other long-term assets	$8,585	$14,547	$—	$—
Accrued payroll and benefits (current liabilities)	(506)	(363)	(152)	(215)
Accrued benefit obligations (long-term liabilities)	(1,663)	(1,553)	(762)	(826)
Net amount recognized	$6,416	$12,631	$(914)	$(1,041)

	Pension and SERP Benefits		Postretirement Benefits
	2019	2018	2019	2018
CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME:
Net periodic benefit (credit) cost	$32,597	$(141)	$43	$(227)
Net actuarial loss (gain)	(57,414)	828	39	(8)
Plan settlements	31,878	—	—	—
Amortization of prior service (cost) credits	—	(12)	439	764
Amortization of unrecognized net loss	(831)	(2,035)	(431)	(479)
Total recognized in other comprehensive (income) loss, before tax	(26,367)	(1,219)	47	277
Total recognized in net periodic benefit cost and other comprehensive (income) loss, before tax	$6,230	$(1,360)	$90	$50

The pension benefits have a separately determined accumulated benefit obligation, which is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumptions about future compensation levels. The following table summarizes the accumulated benefit obligations and projected benefit obligations for the pension and SERP (thousands of dollars):

	Pension		SERP
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Accumulated benefit obligation	$60	$96,919	$1,981	$1,749
Projected benefit obligation	$60	$96,919	$2,169	$1,916

For measurement purposes as it pertains to the estimated obligation associated with retirees prior to January 1, 2010, a 7.1 percent annual rate increase in the per capita cost of covered health care benefits was assumed for fiscal 2020; the rate was assumed to decrease gradually to 3.0 percent by the year 2025 and remain at that level thereafter.

The health care cost trend assumption has a minimal effect on our postretirement benefit amounts reported. A 1% change in the health care cost trend rates would have the following effects (thousands of dollars):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in fiscal 2019	$—	$—
Effect on postretirement benefit obligation as of June 30, 2019	$3	$(3)

The pension plan weighted-average asset allocations by asset category were as follows for 2019 and 2018:

	Target Allocation	June 30, 2019	July 1, 2018
Equity investments	0-50%	0%	13%
Fixed-income investments / cash	50-100	100	87
Total	100%	100%	100%

The following is a summary, by asset category, of the fair value of pension plan assets at the June 30, 2019 and June 30, 2018 measurement dates (thousands of dollars):

	June 30, 2019				June 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$8,645	$—	$8,645	$—	$7,617	$—	$7,617
Equity securities/funds:
Small cap	—	—	—	—	—	—	—	—
Mid cap	—	—	—	—	4,953	—	—	4,953
Large cap	—	—	—	—	4,945	—	—	4,945
International	—	—	—	—	4,443	—	—	4,443
Fixed income: Bond funds/bonds	—	—	—	—	—	89,508	—	89,508
Total	$—	$8,645	$—	$8,645	$14,341	$97,125	$—	$111,466

There were no transfers in or out of Level 3 investments during the measurement year ended June 30, 2019.

 We expect to contribute $509,000 to our SERP and $152,000 to our postretirement health care plan in fiscal 2020. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted below (thousands of dollars):

	SERP Benefits	Postretirement Benefits
2020	$569	$152
2021	$510	$135
2022	$403	$127
2023	$14	$108
2024	$14	$93
2025-2029	$550	$221

All U.S. associates may participate in our 401(k) Plan. We contribute 100 percent up to the first 5 percent of eligible compensation that a participant contributes to the plan. Our contributions to the 401(k) Plan were as follows (thousands of dollars):

	Years Ended
	June 30, 2019	July 1, 2018
Company contributions	$1,903	$1,793

SHAREHOLDERS’ EQUITY

We have 12,000,000 shares of authorized common stock, par value $.01 per share, with 3,691,555 and 3,635,203 shares outstanding at June 30, 2019 and July 1, 2018, respectively. Holders of our common stock are entitled to one vote for each share on all matters voted on by shareholders.

Our Board of Directors authorized a stock repurchase program to buy back up to 3,839,395 outstanding shares of our common stock as of June 30, 2019. As of June 30, 2019, 3,655,322 shares have been repurchased under this program at a cost of approximately $136.4 million. No shares were repurchased under this program during 2019 or 2018.

(LOSS) EARNINGS PER SHARE (“EPS”)

Basic (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the potential dilutive common shares outstanding during the applicable period using the treasury stock method. Potential dilutive common shares include outstanding stock options and unvested restricted stock awards. A reconciliation of the components of the basic and diluted per share computations follows (in thousands, except per share amounts):

	Years Ended
	June 30, 2019	July 1, 2018
Net (loss) income attributable to STRATTEC	$(17,029)	$12,283

Weighted average shares of common stock outstanding	3,676	3,628
Incremental shares – stock based compensation	—	75
Diluted weighted average shares of common stock Outstanding	3,676	3,703
Basic earnings per share	$(4.63)	$3.39
Diluted earnings per share	$(4.63)	$3.32

Options to purchase shares of common stock that were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive were as follows:

Years Ended	Number of Options Excluded
June 30, 2019	181,117
July 1, 2018	41,200

STOCK OPTION AND PURCHASE PLANS

A summary of stock option activity under our stock incentive plan was as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Balance at July 2, 2017	138,508	$29.23
Exercised	(5,434)	$25.64
Balance at July 1, 2018	133,074	$29.37
Exercised	(15,714)	$10.92
Balance at June 30, 2019	117,360	$31.85	2.7	$162
Exercisable as of:
June 30, 2019	117,360	$31.85	2.7	$162
July 1, 2018	133,074	$29.37	3.4	$862

No options were granted during fiscal 2019 or 2018.

A summary of restricted stock activity under our stock incentive plan was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance at July 2, 2017	75,850	$60.61
Granted	27,950	$33.30
Vested	(30,400)	$62.99
Forfeited	(4,275)	$52.47
Nonvested Balance at July 1, 2018	69,125	$49.02
Granted	34,050	$37.25
Vested	(37,343)	$54.93
Forfeited	(2,075)	$43.52
Nonvested Balance at June 30, 2019	63,757	$39.47

We have an Employee Stock Purchase Plan to provide substantially all U.S. full-time associates an opportunity to purchase shares of STRATTEC common stock through payroll deductions. A participant may contribute a maximum of $5,200 per calendar year to the plan. On the last day of each month or if such date is not a trading day on the most recent previous trading day, participant account balances are used to purchase shares of our common stock at the average of the highest and lowest reported sales prices of a share of STRATTEC common stock on the NASDAQ Global Market on such date. A total of 100,000 shares may be issued under the plan. Shares issued from treasury stock under the plan totaled 3,295 at an average price of $30.13 during 2019 and 2,753 at an average price of $37.06 during 2018. A total of 58,117 shares remain available for purchase under the plan as of June 30, 2019.

EXPORT SALES

Total export sales, sales from the United States to locations outside of the United States, are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 30, 2019		July 1, 2018
	Net Sales	%	Net Sales	%
Export sales	$160,771	33%	$157,862	36%

Countries for which customer sales account for ten percent or more of total net sales are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 30, 2019		July 1, 2018
	Net Sales	%	Net Sales	%
Export sales into Canada	$67,516	14%	$70,920	16%

PRODUCT SALES

Sales by product group were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 30, 2019		July 1, 2018
	Net Sales	%	Net Sales	%
Keys & locksets	$135,413	28%	$118,256	27%
Door handles & exterior trim	116,977	24	88,788	20
Power access	92,744	19	86,380	20
Latches	49,147	10	42,381	9
Aftermarket & OE service	44,254	9	43,311	10
Driver controls	40,942	8	51,817	12
Other	7,529	2	8,262	2
	$487,006	100%	$439,195	100%

SALES AND RECEIVABLE CONCENTRATION

Sales to our largest customers were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 30, 2019		July 1, 2018
	Net Sales	%	Net Sales	%
Fiat Chrysler Automobiles	$115,304	24%	$110,650	25%
General Motors Company	112,719	23	85,827	20
Ford Motor Company	63,333	13	64,427	14
	$291,356	60%	$260,904	59%

Receivables from our largest customers were as follows (thousands of dollars and percent of gross receivables):

	June 30, 2019		July 1, 2018
	Receivables	%	Receivables	%
Fiat Chrysler Automobiles	$19,151	23%	$19,908	27%
General Motors Company	12,754	15	16,366	22
Ford Motor Company	9,991	12	7,537	10
	$41,896	50%	$43,811	59%

Selected Quarterly Financial Data (unaudited)

The following data are in thousands of dollars except per share amounts.

				Net Income (Loss) Attributable to	Earnings (Loss) per Share
	Quarter	Net Sales	Gross Profit	STRATTEC	Basic	Diluted
2019	First	$117,159	$15,183	$3,467	$0.95	$0.93
	Second	112,913	12,736	(22,164)	(6.03)	(5.96)
	Third	128,230	15,682	1,730	0.47	0.46
	Fourth	128,704	14,199	(62)	(0.02)	(0.02)
	TOTAL	$487,006	$57,800	$(17,029)	$(4.63)	$(4.63)
2018	First	$102,460	$13,463	$2,456	$0.68	$0.67
	Second	103,182	12,646	2,882	0.79	0.78
	Third	116,823	15,197	2,969	0.82	0.80
	Fourth	116,730	13,137	3,976	1.09	1.07
	TOTAL	$439,195	$54,443	$12,283	$3.39	$3.32

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by STRATTEC in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by STRATTEC in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of STRATTEC’s disclosure controls and procedures.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report at reaching a level of reasonable assurance.   It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

STRATTEC SECURITY CORPORATION is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of STRATTEC SECURITY CORPORATION, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee of the Company’s Board of Directors, consisting entirely of independent directors, meets regularly with management and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Deloitte & Touche LLP, independent registered public accounting firm, has direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the Corporation’s system of internal control over financial reporting as of June 30, 2019, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 30, 2019, its system of internal control over financial reporting was effective and met the criteria of the Internal Control – Integrated Framework. Deloitte & Touche LLP, independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting, which is included herein.

/s/ Frank J. Krejci	/s/ Patrick J. Hansen
Frank J. Krejci	Patrick J. Hansen
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Attestation Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of STRATTEC SECURITY CORPORATION and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated September 5, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Milwaukee, WI

September 5, 2019

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Proxy Statement, dated on or about September 5, 2019, under “Proposal 1: Election of Director,”  “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,”  “Deliquent Section 16(a) Reports,” “Director’s Meetings and Committees – Nominating and Corporate Governance Committee,” and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee consist of three outside independent directors, David R. Zimmer, Audit Committee Chairman, Thomas W. Florsheim, Jr., and Michael J. Koss.

ITEM 11.  EXECUTIVE COMPENSATION

The information included in our Proxy Statement, dated on or about September 5, 2019, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information included in our Proxy Statement, dated on or about September 5, 2019, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of June 30, 2019, for our Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	117,360	$31.85	149,289
Equity compensation plans not approved by shareholders	—	—	—
Total	117,360	$31.85	149,289

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in our Proxy Statement, dated on or about September 5, 2019, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in our Proxy Statement, dated on or about September 5, 2019, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

See Item 8 for the Consolidated Financial Statements included in this Form 10-K

(b)	Exhibits

See the following List of Exhibits:

Exhibit
3.1 (15)	Amended and Restated Articles of Incorporation of the Company	*
3.2 (1)	Amended By-laws of the Company	*
4.1 (2)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.2 (14)	Amendment No. 1 to Amended and Restated Security Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.3 (15)	Amended and Restated Security Agreement, dated as of June 28, 2012, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*
4.4 (6)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.5 (7)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.6 (12)	Amendment No. 3 to Credit Agreement, dated as of June 24, 2016, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.7 (14)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.8 (17)	Amendment No. 5 to Credit Agreement, dated as of September 28, 2018, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.9 (7)	Credit Agreement, dated as of June 28, 2012, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.10 (7)	Amendment No. 1 to Credit Agreement, dated as of January 22, 2014, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.11 (7)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.12 (11)	Amendment No. 3 to Credit Agreement, dated as of April 27, 2016, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.13 (14)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.14 (16)	Amendment No. 5 to Credit Agreement, dated as of March 27, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.15 (18)	Amendment No. 6 to Credit Agreement, dated as of December 30, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
10.1 (8)**	Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan	*
10.2 (10)**	Form of Restricted Stock Grant Agreement with employees	*
10.3 **	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Executive Officers and Senior Managers
10.4 **	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Non-employee Members of the Board of Directors
10.5 **	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Salaried Employees and Represented Employees
10.6 (9) **	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*
10.7 (3)**	Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010	*
10.8 (3)**	Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010	*
10.9 (3)**	Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010	*
10.10 (3)**	Employment Agreement between the Company and Brian J. Reetz made as of May 5, 2010	*
10.11 (3)**	Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010	*
10.12 (15) **	Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.13 (13) **	Change of Control Employment Agreement between the Company and Frank J. Krejci made as of July 1, 2016	*

10.14 (13) **	Change of Control Employment Agreement between the Company and Patrick J. Hansen made as of July 1, 2016	*
10.15 (13) **	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of July 1, 2016	*
10.16 (13) **	Change of Control Employment Agreement between the Company and Brian J. Reetz made as of July 1, 2016	*
10.17 (13) **	Change of Control Employment Agreement between the Company and Richard P. Messina made as of July 1, 2016	*
10.18 (15)**	Change of Control Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.19 (10)**	Form of Restricted Stock Grant Agreement with non-employee directors	*
10.20 (5)**	Amended STRATTEC SECURITY CORPORATION Employee Stock Purchase Plan	*
10.21 (4)**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012	*
21 (19)	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm dated September 5, 2019
31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (20)	18 U.S.C. Section 1350 Certifications
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 has been formatted in Inline XBRL.

*	Previously filed
**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibit to the Form 8-K filed on October 7, 2005.
(2)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.
(3)	Incorporated by reference from the exhibit to the March 28, 2010 Form 10-Q filed on May 6, 2010.
(4)	Incorporated by reference from the exhibit to the July 1, 2012 Form 10-K filed on September 6, 2012.
(5)	Incorporated by reference from the exhibit to the Form 8-K filed on January 2, 2013.
(6)	Incorporated by reference from the exhibit to the Form 8-K filed on December 27, 2013.
(7)	Incorporated by reference from the exhibit to the Form 8-K filed on June 25, 2015.
(8)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 6, 2014.
(9)	Incorporated by reference from the exhibit to the Form 8-K filed on October 10, 2013.
(10)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2014.
(11)	Incorporated by reference from the exhibit to the Form 8-K filed on April 29, 2016.
(12)	Incorporated by reference from the exhibit to the Form 8-K filed on June 24, 2016.
(13)	Incorporated by reference from the exhibit to the Form 10-K filed on September 8, 2016.
(14)	Incorporated by reference from the exhibit to the Form 8-K filed on June 27, 2017.
(15)	Incorporated by reference from the exhibit to the Form 10-K filed on September 7, 2017.
(16)	Incorporated by reference from the exhibit to the Form 8-K filed on March 27, 2018.
(17)	Incorporated by reference from the exhibit to the Form 8-K filed on September 28, 2018.
(18)	Incorporated by reference from the exhibit to the Form 8-K filed on December 31, 2018.
(19)	Incorporated by reference from the exhibit to the Form 10-K filed on September 6, 2018.
(20)

This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATTEC SECURITY CORPORATION

By:	/s/ Frank J. Krejci
Frank J. Krejci
President and Chief Executive Officer

Date:  September 5, 2019

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank J. Krejci	President, Chief Executive Officer,	September 5, 2019
Frank J. Krejci	and Director
(Principal Executive Officer)

/s/ Harold M. Stratton II	Chairman and Director	August 21, 2019
Harold M. Stratton II

/s/ Michael J. Koss	Director	August 21, 2019
Michael J. Koss

/s/ Thomas W. Florsheim, Jr.	Director	August 21, 2019
Thomas W. Florsheim, Jr.

/s/ David R. Zimmer	Director	August 21, 2019
David R. Zimmer

/s/ Patrick J. Hansen	Senior Vice President, Chief	September 5, 2019
Patrick J. Hansen	Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)