Form 10-Q
period 2019-12-29
STRATTEC SECURITY CORP
filed 2020-02-06
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019

or

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

Common stock, par value $0.01 per share: 3,820,192 shares outstanding as of December 30, 2019 (which number includes all restricted shares previously awarded that have not vested as of such date).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, $.01 par value	STRT	The Nasdaq Global Stock Market

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 29, 2019

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “could,” or the negative of these terms or words of similar meaning. These statements include statements regarding expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussion of such matters and subject areas contained herein is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Loss and Comprehensive (Loss) Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net sales	$106,283	$112,913	$226,245	$230,072
Cost of goods sold	95,950	100,177	200,026	202,153
Gross profit	10,333	12,736	26,219	27,919
Engineering, selling and administrative expenses	12,094	10,470	25,048	21,501
(Loss) Income from operations	(1,761)	2,266	1,171	6,418
Equity earnings of joint ventures	492	1,476	976	2,385
Interest expense	(248)	(404)	(588)	(811)
Pension termination settlement charge	—	(32,434)	—	(32,434)
Other income (expense), net	23	(262)	(74)	(507)
(Loss) income before provision for income taxes and non-controlling interest	(1,494)	(29,358)	1,485	(24,949)
Benefit for income taxes	(399)	(7,760)	(100)	(7,780)
Net (loss) income	(1,095)	(21,598)	1,585	(17,169)
Net income attributable to non-controlling Interest	246	566	1,682	1,528
Net loss attributable to STRATTEC SECURITY CORPORATION	$(1,341)	$(22,164)	$(97)	$(18,697)

Comprehensive (loss) income:
Net (loss) income	$(1,095)	$(21,598)	$1,585	$(17,169)
Pension and postretirement plans, net of tax	73	19,677	146	19,993
Currency translation adjustments	1,634	(1,829)	186	(998)
Other comprehensive income, net of tax	1,707	17,848	332	18,995
Comprehensive income (loss)	612	(3,750)	1,917	1,826
Comprehensive income attributable to non-controlling interest	748	69	1,932	1,685
Comprehensive (loss) income attributable to STRATTEC SECURITY CORPORATION	$(136)	$(3,819)	$(15)	$141

Loss per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$(0.36)	$(6.03)	$(0.03)	$(5.10)
Diluted	$(0.36)	$(5.96)	$(0.03)	$(5.03)

Average shares outstanding:
Basic	3,741	3,675	3,725	3,663
Diluted	3,741	3,718	3,725	3,715

Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these Condensed Consolidated Statements of Loss and Comprehensive (Loss) Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	December 29, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,285	$7,809
Receivables, net	65,893	84,230
Inventories:
Finished products	15,350	11,582
Work in process	11,756	10,529
Purchased materials	29,897	29,376
Excess and obsolete reserve	(4,492)	(4,225)
Inventories, net	52,511	47,262
Other current assets	15,789	17,331
Total current assets	143,478	156,632
Investment in joint ventures	24,058	23,528
Deferred Income Taxes	3,958	2,933
Other long-term assets	7,045	11,523
Property, plant and equipment	293,287	287,421
Less: accumulated depreciation	(178,247)	(169,301)
Net property, plant and equipment	115,040	118,120
	$293,579	$312,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,693	$41,889
Accrued Liabilities:
Payroll and benefits	15,624	17,339
Environmental	1,269	1,278
Warranty	7,800	7,900
Other	9,047	10,857
Total current liabilities	65,433	79,263
Borrowings under credit facilities	32,000	42,000
Accrued pension obligations	1,723	1,663
Accrued postretirement obligations	728	762
Other long-term liabilities	4,846	1,232
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,358,812 issued shares at December 29, 2019 and 7,304,994 issued shares at June 30, 2019	74	73
Capital in excess of par value	97,601	96,491
Retained earnings	219,973	221,117
Accumulated other comprehensive loss	(18,486)	(18,568)
Less: treasury stock, at cost (3,611,509 shares at December 29, 2019 and 3,613,439 shares at June 30, 2019)	(135,693)	(135,725)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	163,469	163,388
Non-controlling interest	25,380	24,428
Total shareholders’ equity	188,849	187,816
	$293,579	$312,736

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 29, 2019	December 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,585	$(17,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,580	8,123
Foreign currency transaction loss	448	69
Unrealized gain on peso forward contracts	—	(93)
Stock based compensation expense	624	626
Equity earnings of joint ventures	(976)	(2,385)
Pension termination settlement charge	—	32,434
Non-cash compensation expense	4,473	—
Deferred income taxes	(1,032)	(8,131)
Change in operating assets and liabilities:
Receivables	18,387	7,291
Inventories	(5,249)	(1,334)
Other assets	1,397	3,729
Accounts payable and accrued liabilities	(9,057)	(3,154)
Other, net	428	(284)
Net cash provided by operating activities	20,608	19,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,384)	(9,402)
Proceeds received on sale of property, plant and equipment	15	12
Net cash used in investing activities	(7,369)	(9,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	2,000
Repayment of borrowings under credit facility	(10,000)	(7,000)
Dividends paid to non-controlling interests of subsidiaries	(980)	(984)
Dividends paid	(1,047)	(1,029)
Exercise of stock options and employee stock purchases	519	72
Net cash used in financing activities	(11,508)	(6,941)
Foreign currency impact on cash	(255)	(108)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,476	3,283

CASH AND CASH EQUIVALENTS
Beginning of period	7,809	8,090
End of period	$9,285	$11,373
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$497	$199
Interest	621	$813
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(1,154)	$(395)

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of December 29, 2019 and June 30, 2019, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2019 Form 10-K, which was filed with the Securities and Exchange Commission on September 5, 2019.

New Accounting Standards

In February 2016, the FASB issued an update to the accounting guidance for leases. The update increases the transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. We implemented the new guidance effective July 1, 2019, the first day of our 2020 fiscal year, by applying the modified retrospective method without restatement of comparative periods’ financial information, as permitted by the transition guidance. The adoption of the new guidance had an impact on our balance sheet, but did not have an impact on either our consolidated operating results or our cash flows. Adoption of the new guidance resulted in the recognition of a right-of-use asset of $4.1 million and related lease obligation of $4.1 million for an operating lease as of July 1, 2019. We had no finance leases as of July 1, 2019. As noted above, the adoption of the new guidance did not have a significant impact on our operating results or cash flows. See “Leases” below for additional information.

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

In December 2019, the FASB issued an update to accounting for income taxes. The update enhances and simplifies various aspects of income tax accounting including hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, investment ownership changes from a subsidiary to an equity method investment and vice versa, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This accounting update is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During the three and six month periods ended December 30, 2018, we had contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into these currency forward contracts was to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts were not used for speculative purposes and were not designated as hedges. As a result, all currency forward contracts were recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value were reported in current earnings as part of Other Income (Expense), net. No Mexican peso currency forward contracts were in effect during the six month period ended December 29, 2019 and none were outstanding as of December 29, 2019.

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Loss and Comprehensive (Loss) Income and consisted of the following (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Not Designated as Hedging Instruments:
Realized Gain	$—	$50	$—	$222
Unrealized (Loss) Gain	$—	$(132)	$—	$93

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of December 29, 2019 and June 30, 2019. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2019 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$294	$—	$—
Mid Cap	315	—	—
Large Cap	656	—	—
International	929	—	—
Fixed Income Funds	923	—	—
Cash and Cash Equivalents	—	6	—
Total Assets at Fair Value	$3,117	$6	$—

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net Sales	$44,479	$47,719	$87,047	$87,775
Cost of Goods Sold	35,793	37,768	70,452	68,870
Gross Profit	8,686	9,951	16,595	18,905
Engineering, Selling and Administrative Expenses	7,323	6,719	14,004	12,869
Income From Operations	1,363	3,232	2,591	6,036
Other Income, net	643	1,907	1,503	2,304
Income before Provision for Income Taxes	2,006	5,139	4,094	8,340
Provision for Income Taxes	517	658	1,145	1,125
Net Income	$1,489	$4,481	$2,949	$7,215
STRATTEC’s Share of VAST LLC Net Income	$496	$1,494	$983	$2,405
Intercompany Profit Elimination	—	(7)	—	(3)
STRATTEC’s Equity Earnings of VAST LLC	$496	$1,487	$983	$2,402

The business of our joint venture company, SAL LLC, has been wound down to sell only commercial biometric locks. STRATTEC’s equity loss of SAL LLC totaled $4,000 and $7,000 for the three and six month periods ended December 29, 2019 and $11,000 and $17,000 for the three and six month periods ended December 30, 2018.

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Sales to VAST LLC	$1,661	$1,375	$2,552	$1,873
Purchases from VAST LLC	$82	$86	$179	$128
Expenses Charged to VAST LLC	$519	$434	$1,350	$779
Expenses Charged from VAST LLC	$218	$229	$444	$436

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheet are presented below (in thousands):

December 29, 2019
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$3,922
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$343
Other Long-Term Liabilities	3,579
$3,922

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under the non-cancelable lease are as follows as of December 29, 2019 (in thousands):

2020 (for the remaining six months)	$232
2021	473
2022	484
2023	497
2024	509
Thereafter	2,356
Total Future Minimum Lease Payments	4,551
Less: Imputed Interest	(629)
Total Lease Obligations	$3,922

Future minimum lease payments, by our fiscal year, excluding options to extend that are reasonably certain to be exercised, prior to the adoption of the new accounting guidance on leases were as follows as of June 30, 2019 (in thousands):

2020	$539
2021	504
2022	495
2023	498
2024	168
Thereafter	—
Total Future Minimum Lease Payments	$2,204

Cash flow information related to the operating lease is shown below (in thousands):

Six Months Ended
December 29, 2019
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$229
Non-Cash Activity:
Right-of-Use Asset Obtained in Exchange for Operating Lease Obligation	$—

The weighted average lease term and discount rate for the operating lease are shown below:

December 29, 2019
Weighted Average Remaining Lease Term (in years)	8.8
Weighted Average Discount Rate	3.3%

Operating lease expense for the three and six month periods ended December 29, 2019 totaled $116,000 and $229,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018, and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 29, 2019, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	December 29, 2019	June 30, 2019
STRATTEC Credit Facility	$13,000	$18,000
ADAC-STRATTEC Credit Facility	19,000	24,000
	$32,000	$42,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
STRATTEC Credit Facility	$14,604	$23,319	3.1%	3.2%
ADAC-STRATTEC Credit Facility	$21,473	$26,929	3.3%	3.2%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through December 29, 2019, costs of approximately $606,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at December 29, 2019 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three and six month periods ended December 29, 2019 and December 30, 2018 were as follows (in thousands):

	Three Months Ended December 29, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, September 29, 2019	$188,271	$74	$97,128	$221,839	$(19,691)	$(135,711)	$24,632
Net Loss	(1,095)	—	—	(1,341)	—	—	246
Dividend Declared	(525)	—	—	(525)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	-	—	—	—	—	—	—
Translation Adjustments	1,634	—	—	—	1,132	—	502
Stock Based Compensation	211	—	211	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	73	—	—	—	73	—	—
Stock Option Exercises	256	—	256	—	—	—	—
Employee Stock Purchases	24	—	6	—	—	18	—
Balance, December 29, 2019	$188,849	$74	$97,601	$219,973	$(18,486)	$(135,693)	$25,380

	Three Months Ended December 30, 2018
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, September 30, 2018	$187,932	$73	$95,537	$239,115	$(32,946)	$(135,767)	$21,920
Net Loss	(21,598)	—	—	(22,164)	—	—	566
Dividend Declared	(515)	—	—	(515)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(200)	—	—	—	—	—	(200)
Translation Adjustments	(1,829)	—	—	—	(1,332)	—	(497)
Stock Based Compensation	241	—	241	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	19,677	—	—	—	19,677	—	—
Reclassification of Stranded Tax Effects	—	—	—	4,047	(4,047)	—	—
Stock Option Exercises	32	—	32	—	—	—	—
Employee Stock Purchases	17	—	8	—	—	9	—
Balance, December 30, 2018	$183,757	$73	$95,818	$220,483	$(18,648)	$(135,758)	$21,789

	Six Months Ended December 29, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 30, 2019	$187,816	$73	$96,491	$221,117	$(18,568)	$(135,725)	$24,428
Net Income	1,585	—	—	(97)	—	—	1,682
Dividend Declared	(1,047)	—	—	(1,047)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(980)	—	—	—	—	—	(980)
Translation Adjustments	186	—	—	—	(64)	—	250
Stock Based Compensation	624	—	624	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	146	—	—	—	146	—	—
Stock Option Exercises	478	1	477	—	—	—	—
Employee Stock Purchases	41	—	9	—	—	32	—
Balance, December 29, 2019	$188,849	$74	$97,601	$219,973	$(18,486)	$(135,693)	$25,380

	Six Months Ended December 30, 2018
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 1, 2018	$183,246	$73	$95,140	$236,162	$(33,439)	$(135,778)	$21,088
Net Loss	(17,169)	—	—	(18,697)	—	—	1,528
Dividend Declared	(1,029)	—	—	(1,029)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(984)	—	—	—	—	—	(984)
Translation Adjustments	(998)	—	—	—	(1,155)	—	157
Stock Based Compensation	626	—	626	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	19,993	—	—	—	19,993	—	—
Reclassification of Stranded Tax Effects	—	—	—	4,047	(4,047)	—	—
Stock Option Exercises	32	—	32	—	—	—	—
Employee Stock Purchases	40	—	20	—	—	20	—
Balance, December 30, 2018	$183,757	$73	$95,818	$220,483	$(18,648)	$(135,758)	$21,789

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

Contract Balances:

We have no material contract assets as of December 29, 2019. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. The activity related to contract liability balances during the six month period ended December 29, 2019 was as follows (thousands of dollars):

Balance, June 30, 2019	$932
Discounts Recorded as a Reduction in Sales	880
Payments of Discounts to Customers	(915)
Other	(13)
Balance, December 29, 2019	$884

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Keys & Locksets	$29,177	$32,693	$61,646	$67,045
Door Handles & Exterior Trim	26,131	25,803	57,522	51,761
Power Access	16,262	20,396	35,720	42,795
Latches	13,074	11,709	26,971	22,764
Aftermarket & OE Service	12,135	10,776	23,048	21,760
Driver Controls	7,976	10,091	17,761	20,838
Other	1,528	1,445	3,577	3,109
	$106,283	$112,913	$226,245	$230,072

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Fiat Chrysler Automobiles	$27,154	$25,610	$52,636	$55,907
General Motors Company	25,405	23,855	59,243	49,142
Ford Motor Company	15,253	16,114	31,065	31,637
Tier 1 Customers	14,784	18,463	32,531	36,279
Commercial and Other OEM Customers	21,420	21,468	42,766	42,396
Hyundai / Kia	2,267	7,403	8,004	14,711
	$106,283	$112,913	$226,245	$230,072

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Loss and Comprehensive (Loss) Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Foreign Currency Transaction (Loss) Gain	$(363)	$359	$(448)	$(69)
Unrealized (Loss) Gain on Peso Forward Contracts	—	(132)	—	93
Realized Gain on Peso Forward Contracts	—	50	—	222
Pension and Postretirement Plans Cost	(117)	(317)	(234)	(635)
Rabbi Trust Gain (Loss)	187	(279)	185	(200)
Other	316	57	423	82
	$23	$(262)	$(74)	$(507)

Income Taxes

Our effective tax rate was 26.7% and 26.4% for the three months ended December 29, 2019 and December 30, 2018, respectively. Our effective tax rate was (6.7)% and 31.2% for the six months ended December 29, 2019 and December 30, 2018, respectively. During the periods ended December 29, 2019, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed under Pension and Postretirement Benefits below. During the periods ended December 30, 2018, our effective tax rate was impacted by the discrete impact of the pension termination settlement charge, as discussed under Pension and Postretirement Benefits below, and by a discrete tax benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings occurring as a result of the enactment of the Tax Cuts and Jobs Act of 2017. Our effective tax rate prior to discrete impacts increased from 5.1 percent for the periods ended December 30, 2018 to 15.6 percent for the periods ended December 29, 2019 due to a larger tax benefit in 2018 related to the impact of the global intangible low-taxed income (“GILTI”) provisions. Our effective tax rate differs from the statutory tax rate due the GILTI provisions each period, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the potential dilutive common shares outstanding during the applicable period using the treasury stock method. Potential dilutive common shares include outstanding stock options and unvested restricted stock awards.

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 29, 2019			December 30, 2018
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic Loss Per Share	$(1,341)	3,741	$(0.36)	$(22,164)	3,675	$(6.03)
Stock Option and Restricted Stock Awards	—	—		—	43
Diluted Loss Per Share	$(1,341)	3,741	$(0.36)	$(22,164)	3,718	$(5.96)

	Six Months Ended
	December 29, 2019			December 30, 2018
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic Loss Per Share	$(97)	3,725	$(0.03)	$(18,697)	3,663	$(5.10)
Stock Option and Restricted Stock Awards	—	—		—	52
Diluted Loss Per Share	$(97)	3,725	$(0.03)	$(18,697)	3,715	$(5.03)

The calculation of loss per share excluded 90,860 and 41,200 share-based payment awards as of December 29, 2019 and December 30, 2018, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of December 29, 2019, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 29, 2019 were 112,839. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended December 29, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2019	117,360	$31.85
Exercised	(26,500)	$18.00
Outstanding, December 29, 2019	90,860	$35.88	2.9	$—
Exercisable, December 29, 2019	90,860	$35.88	2.9	$—

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three month periods presented below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Intrinsic Value of Options Exercised	$83	$55	$120	$55
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the six month periods ended December 29, 2019 or December 30, 2018.

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended December 29, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 30, 2019	63,757	$39.47
Granted	39,150	$21.80
Vested	(27,318)	$37.86
Forfeited	(2,700)	$30.53
Nonvested Balance, December 29, 2019	72,889	$30.91

As of December 29, 2019, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of December 29, 2019, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors subsequently approved to proceed with the termination of the Qualified Pension Plan. During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $31.9 million was recorded during fiscal 2019. A non-cash compensation expense charge of $4.2 million was also recorded during fiscal 2019 related to the future transfer of the excess assets in the Qualified Pension Plan to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.5 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during the six month period ended December 29, 2019, of which $2.2 million was recorded during the three month period ended September 29, 2019 and $2.3 million was recorded during the three month period ended December 29, 2019. As of December 29, 2019, the excess Qualified Pension Plan assets were transferred to our defined contribution plan and distributed to eligible STRATTEC employees, which completed the full termination of the Qualified Pension Plan.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code. As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen. Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation. The SERP is funded through a Rabbi Trust with BMO Harris Bank N.A. Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant received, and currently receives, a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $3.1 million at December 29, 2019 and $2.9 million at June 30, 2019 and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Loss and Comprehensive (Loss) Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Service Cost	$18	$15	$3	$3
Interest Cost	15	1,032	7	11
Expected Return on Plan Assets	—	(1,138)	—	—
Plan Settlements	—	32,434	—	—
Amortization of Prior Service Cost (Credit)	—	—	(8)	(110)
Amortization of Unrecognized Net Loss	3	416	100	107
Net Periodic Benefit Cost	$36	$32,759	$102	$11

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Service Cost	$37	$30	$6	$6
Interest Cost	30	2,064	13	22
Expected Return on Plan Assets	—	(2,276)	—	—
Plan Settlements	—	32,434	—	—
Amortization of Prior Service Cost (Credit)	—	—	(15)	(220)
Amortization of Unrecognized Net Loss	7	832	199	214
Net Periodic Benefit Cost	$74	$33,084	$203	$22

Within the tables above, we have revised the plan settlement charge and net periodic benefit cost for the three and six months ended December 30, 2018 that was previously disclosed in our December 30, 2018 financial statements. This revision is not material to the financial statements.

No voluntary contributions were made to the Qualified Pension Plan during the three or six month periods ended December 29, 2019 and December 30, 2018. No additional future contributions will be made to the Qualified Pension Plan.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended December 29, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, September 29, 2019	$17,513	$2,178	$19,691
Other Comprehensive Income Before Reclassifications	(1,634)	—	(1,634)
Income Tax	—	—	—
Net Other Comprehensive Income Before Reclassifications	(1,634)	—	(1,634)
Reclassifications:
Prior Service Credits (A)	—	8	8
Unrecognized Net Loss (A)	—	(103)	(103)
Total Reclassifications Before Tax	—	(95)	(95)
Income Tax	—	22	22
Net Reclassifications	—	(73)	(73)
Other Comprehensive Income	(1,634)	(73)	(1,707)
Other Comprehensive Income Attributable to Non- Controlling Interest	(502)	—	(502)
Balance, December 29, 2019	$16,381	$2,105	$18,486

	Three Months Ended December 30, 2018
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, September 30, 2018	$15,114	$17,832	$32,946
Other Comprehensive Loss Before Reclassifications	2,014	—	2,014
Income Tax	(185)	—	(185)
Net Other Comprehensive Loss Before Reclassifications	1,829	—	1,829
Reclassifications:
Pension Termination Settlement (A)	—	(25,668)	(25,668)
Prior Service Credits (A)	—	110	110
Unrecognized Net Loss (A)	—	(523)	(523)
Total Reclassifications Before Tax	—	(26,081)	(26,081)
Income Tax	—	6,404	6,404
Net Reclassifications	—	(19,677)	(19,677)
Other Comprehensive Loss (Income)	1,829	(19,677)	(17,848)
Other Comprehensive Income Attributable to Non- Controlling Interest	497	—	497
Reclassification of stranded tax effects	83	3,964	4,047
Balance, December 30, 2018	$16,529	$2,119	$18,648

	Six Months Ended December 29, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2019	$16,317	$2,251	$18,568
Other Comprehensive Income Before Reclassifications	(186)	—	(186)
Income Tax	—	—	—
Net Other Comprehensive Income Before Reclassifications	(186)	—	(186)
Reclassifications:
Prior Service Credits (A)	—	15	15
Unrecognized Net Loss (A)	—	(206)	(206)
Total Reclassifications Before Tax	—	(191)	(191)
Income Tax	—	45	45
Net Reclassifications	—	(146)	(146)
Other Comprehensive Income	(186)	(146)	(332)
Other Comprehensive Income Attributable to Non- Controlling Interest	(250)	—	(250)
Balance, December 29, 2019	$16,381	$2,105	$18,486

	Six Months Ended December 30, 2018
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 1, 2018	$15,291	$18,148	$33,439
Other Comprehensive Loss Before Reclassifications	1,183	—	1,183
Income Tax	(185)	—	(185)
Net Other Comprehensive Loss Before Reclassifications	998	—	998
Reclassifications:
Pension Termination Settlement (A)	—	(25,668)	(25,668)
Prior Service Credits (A)	—	220	220
Unrecognized Net Loss (A)	—	(1,046)	(1,046)
Total Reclassifications Before Tax	—	(26,494)	(26,494)
Income Tax	—	6,501	6,501
Net Reclassifications	—	(19,993)	(19,993)
Other Comprehensive Loss (Income)	998	(19,993)	(18,995)
Other Comprehensive Income Attributable to Non- Controlling Interest	(157)	—	(157)
Reclassification of stranded tax effects	83	3,964	4,047
Balance, December 30, 2018	$16,529	$2,119	$18,648

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Loss and Comprehensive (Loss) Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

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

Outlook

During the fiscal years ended June 30, 2019 and July 1, 2018, we experienced stronger sales demand for our components from our major North American automotive customers, Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company, as it relates to light trucks and both sport and car based utility vehicles in comparison to passenger cars, which was likely influenced by both lower gas prices and consumer preferences. If gas prices continue to remain flat or slightly higher over the next few years, we anticipate this consumer buying trend will continue. As we look out in calendar 2020, the current sales projections from our third party forecasting service indicate that North American light vehicle production will remain flat or slightly lower than the levels experienced during calendar year 2019. The estimated impact of the General Motors UAW strike, which has reduced sales in our fiscal first and second quarters to date, may result in reduced sales in our entire fiscal year 2020 by approximately $10 million if these orders are not replenished later during fiscal 2020.

As described in “Pension and Postretirement Benefits” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, our Board of Directors has approved the termination of the STRATTEC qualified, noncontributory defined benefit pension plan. During our fiscal 2019, we completed a substantial portion of the termination by (1) making distributions from the qualified pension plan trust to participants electing lump sum distributions and (2) entering into an agreement with an insurance company whereby we sold, through a series of annuity contracts, our remaining obligations under the qualified pension plan and, therefore, settled the remaining obligations under this plan with use of funds remaining in the plan. No additional cash contributions to the pension trust were required from STRATTEC to settle these pension obligations. In connection with those actions, we incurred a pre-tax settlement charge of $31.9 million during fiscal 2019. We also incurred a $4.2 million noncash compensation charge during fiscal 2019 related to the future transfer of the remaining excess pension plan assets to a STRATTEC defined contribution plan for subsequent pay-out to eligible participating STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.5 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during the six month period ended December 29, 2019, of which $2.2 million was recorded during the three month period ended September 29, 2019 and $2.3 million was recorded during the three month period ended December 29, 2019. With these final actions during the quarter ended December 29, 2019, we have completed the full termination of the qualified pension plan.

Analysis of Results of Operations

Three months ended September 29, 2019 compared to the three months ended September 30, 2018

	Three Months Ended
	December 29, 2019	December 30, 2018
Net Sales (in millions)	$106.3	$112.9

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 29, 2019	December 30, 2018
Fiat Chrysler Automobiles	$27.2	$25.7
General Motors Company	25.4	23.8
Ford Motor Company	15.3	16.1
Tier 1 Customers	14.7	18.5
Commercial and Other OEM Customers	21.4	21.4
Hyundai / Kia	2.3	7.4
	$106.3	$112.9

Sales to Fiat Chrysler Automobiles increased in the current year quarter as compared to the prior year quarter due to higher product content on the FCA vehicles for which we supply components. The increase in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to higher content on products we supply to their business. As discussed under Outlook above, the impact of the General Motors UAW strike reduced our net sales by approximately $7 million in the current year quarter. Sales to Ford Motor Company decreased in the current year quarter as compared to the prior year quarter due to lower production volumes on the F-series pickup trucks for which we supply various components. The decrease in sales to Tier 1 customers in the current quarter as compared to the prior year quarter was due to lower sales volumes on our driver controls steering column used on passenger car type vehicles. Sales to Commercial and Other OEM Customers in the current quarter were flat in comparison to the prior year quarter. These Commercial and Other OEM Customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver controls and door handles, that we have developed in recent years to complement our historic core business of locks and keys. The decreased sales to Hyundai / Kia in the current year quarter as compared to the prior year quarter were due to lower levels of production of the Kia Sedona minivan for which we primarily supply power sliding door components.

	Three Months Ended
	December 29, 2019	December 30, 2018
Cost of Goods Sold (in millions)	$96.0	$100.2

Direct material costs are the most significant component of our cost of goods sold and comprised $59.7 million or 62.2 percent of our cost of goods sold in the current year quarter compared to $65.4 million or 65.3 percent of our cost of goods sold in the prior year quarter. The decrease in our direct material costs between these quarters of $5.7 million or 8.7 percent was due to decreased sales volumes in the current year quarter as compared to the prior year quarter and reduced scrap costs resulting from efforts to reduce nonconforming costs resulting from internal manufacturing process quality issues. The reduction in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter was due to a $1.4 million increase in our cost of goods sold due to a non-cash compensation expense charge incurred in the current year quarter and due to decreased sales of power access products in the current year quarter as compared to the prior year quarter. The non-cash compensation expense charge in the current year quarter related to the December 2019 transfer of excess Qualified Pension Plan assets, resulting from the termination of the Qualified Pension Plan, to a STRATTEC defined contribution plan for pay-out to eligible STRATTEC employees. Without this non-cash compensation expense charge, the direct material costs as a percentage of our cost of goods sold in the current year quarter would have been 63.1 percent. Power access products have a higher purchased content percentage as compared to our other products. The decreased sales of power access products between periods further reduced our direct material costs as a percentage of our cost of goods sold.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $1.5 million or 4.3 percent to $36.3 million in the current year quarter from $34.8 million in the prior year quarter. Current year quarter costs include a $1.4 million non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets as described above. Additionally, labor and overhead costs decreased in the current year quarter as compared to the prior year quarter due to a decrease in the variable portion of these costs resulting from the decrease in sales between the three month periods and improvements in our operations at our paint and assembly facility in Leon, Mexico. These cost decreases were offset by an increase in the Mexican minimum wage for our Mexican workforce effective January 1, 2019 and the impact of an unfavorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was unfavorably impacted by approximately $415,000 in the current year quarter as compared to the prior year quarter due to a unfavorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.31 pesos to the dollar in the current year quarter from approximately 19.85 pesos to the dollar in the prior year quarter.

	Three Months Ended
	December 29, 2019	December 30, 2018
Gross Profit (in millions)	$10.3	$12.7
Gross Profit as a percentage of net sales	9.7%	11.3%

Gross profit dollars decreased in the current year quarter as compared to the prior year quarter as a result of a decrease in sales partially offset by a decrease in cost of goods sold, as discussed above. Gross profit as a percentage of net sales decreased between periods. The reduction was due a $1.4 million non-cash compensation expense charge related to the December 2019 transfer of excess Qualified Pension Plan assets to a STRATTEC defined contribution plan, an increase in the Mexican minimum wage for our Mexican workforce effective January 1, 2019, and the impact of an unfavorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. These unfavorable impacts were partially offset by improvements in our operations at our paint and assembly facility in Leon, Mexico, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	December 29, 2019	December 30, 2018
Expenses (in millions)	$12.1	$10.5
Expenses as a percentage of net sales	11.4%	9.3%

Engineering, selling and administrative expenses in the current year quarter increased in comparison to the prior year quarter as a result of a $869,000 non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets, as discussed above, and higher outside expenditures on new product development costs for power access products, for which we utilize third party vendors for a portion of our development work.

Loss from operations was $1.8 million in the current year quarter compared to income from operations of $2.3 million in the prior year quarter due to a reduction in gross profit margin dollars and an increase in engineering, selling and administrative expenses between quarters, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	December 29, 2019	December 30, 2018
Vehicle Access Systems Technology LLC	$496	$1,487
STRATTEC Advanced Logic, LLC	(4)	(11)
	$492	$1,476

Lower profitability from our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures is due to lower profitability in our VAST China operation resulting from higher development costs for new programs and startup costs associated with a new plant in Jingzhou, China, which we believe will give VAST added capacity, efficiencies, and a broader geographic footprint in the China market going forward. Our VAST LLC joint venture in Brazil continues to report losses due to our limited amount of business in that region. The business of SAL LLC has been wound down to sell only commercial biometric locks.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 29, 2019	December 30, 2018
Foreign Currency Transaction (Loss) Gain	$(363)	$359
Unrealized Loss on Peso Forward Contracts	-	(132)
Realized Gain on Peso Forward Contracts	-	50
Pension and Postretirement Plans Cost	(117)	(317)
Rabbi Trust Gain (Loss)	187	(279)
Other	316	57
	$23	$(262)

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

Income Taxes

Our effective tax rate was 26.7% and 26.4% for the three months ended December 29, 2019 and December 30, 2018, respectively. During the period ended December 29, 2019, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed under Pension and Postretirement Benefits below. During the period ended December 30, 2018, our effective tax rate was impacted by the discrete impact of the pension termination settlement charge, as discussed under Pension and Postretirement Benefits below. Our effective tax rate prior to discrete impacts increased from 5.1 percent for the period ended December 30, 2018 to 15.6 percent for the period ended December 29, 2019 due to a larger tax benefit in 2018 related to the impact of the global intangible low-taxed income (“GILTI”) provisions. Our effective tax rate differs from the statutory tax rate due the GILTI provisions each period, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Six months ended December 29, 2019 compared to the six months ended December 30, 2018

	Six Months Ended
	December 29, 2019	December 30, 2018
Net Sales (in millions)	$226.2	$230.1

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 29, 2019	December 30, 2018
Fiat Chrysler Automobiles	$52.6	$56.0
General Motors Company	59.2	49.1
Ford Motor Company	31.1	31.6
Tier 1 Customers	32.5	36.3
Commercial and Other OEM Customers	42.8	42.4
Hyundai / Kia	8.0	14.7
	$226.2	$230.1

Sales to Fiat Chrysler Automobiles decreased in the current year period as compared to the prior year period due to lower vehicle production volumes on the FCA minivans for which we supply multiple components, which decrease was partially offset by higher product content on other FCA vehicles for which we supply components. The increase in sales to General Motors Company in the current year period as compared to the prior year period was attributed to higher production volumes and higher content on products we supply to their business. As discussed under Outlook above, the estimated impact of the General Motors UAW strike reduced our net sales by approximately $10 million in the current year period. Sales to Ford Motor Company and Commercial and Other OEM Customers were flat in the current year period compared to the prior year period. The Commercial and Other OEM Customers, along with our Tier 1 Customers, represent purchasers of vehicle access control products, such as latches, fobs, driver controls and door handles, that we have developed in recent years to complement our historic core business of locks and keys. The decrease in sales to Tier 1 customers in the current year period as compared to the prior year period was due to lower sales volumes on our driver controls steering column used on passenger car type vehicles. The decreased sales to Hyundai / Kia in the current year period as compared to the prior year period were due to lower levels of production of the Kia Sedona minivan for which we primarily supply power sliding door components.

	Six Months Ended
	December 29, 2019	December 30, 2018
Cost of Goods Sold (in millions)	$200.0	$202.2

Direct material costs are the most significant component of our cost of goods sold and comprised $128.2 million or 64.1 percent of our cost of goods sold in the current year period compared to $133.2 million or 65.9 percent of our cost of goods sold in the prior year period. The decrease in our direct material costs between these quarters of $5.0 million or 3.8 percent was due to decreased sales volumes in the current year period as compared to the prior year period and reduced scrap costs resulting from efforts to reduce nonconforming costs resulting from internal manufacturing process quality issues. The reduction in our direct material costs as a percentage of our cost of goods sold in the current year period as compared to the prior year period was, in part, due to a $2.7 million increase in our cost of goods sold from a non-cash compensation expense charge incurred in the current year period and as a result of decreased sales of power access products in the current year period as compared to the prior year period. The non-cash compensation expense charge in the current year period related to the December 2019 transfer of excess Qualified Pension Plan assets, resulting from the termination of the Qualified Pension Plan, to a STRATTEC defined contribution plan for pay-out to eligible STRATTEC employees. Without this non-cash compensation expense charge, the direct material costs as a percentage of our cost of goods sold in the current year period would have been 65.0 percent. Power access products have a higher purchased content percentage as compared to our other products. The decreased sales of power access products between periods further reduced our direct material costs as a percentage of our cost of goods sold.

The remaining components of our cost of goods sold consist of labor and overhead costs which increased $2.8 million or 4.1 percent to $71.8 million in the current year period from $69.0 million in the prior year period. Current year period costs included a $2.7 million non-cash compensation expense charge related to the December 2019 transfer of excess Qualified Pension Plan assets as described above. Additionally, labor and overhead costs decreased in the current year period as compared to the prior year period due to a decrease in the variable portion of these costs resulting from the decrease in sales between the six-month periods, improvements in our operations at our paint and assembly facility in Leon, Mexico, and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $110,000 in the current year period as compared to the prior year period due to a favorable Mexican peso to U.S. dollar exchange rate between these six-month periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.46 pesos to the dollar in the current year period from approximately 19.41 pesos to the dollar in the prior year period. These cost decreases were offset by an increase in the Mexican minimum wage for our Mexican workforce effective January 1, 2019.

	Six Months Ended
	December 29, 2019	December 30, 2018
Gross Profit (in millions)	$26.2	$27.9
Gross Profit as a percentage of net sales	11.6%	12.1%

Gross profit dollars decreased in the current year period as compared to the prior year period as a result of a decrease in sales partially offset by a decrease in cost of goods sold, as discussed above. Gross profit as a percentage of net sales decreased between periods. The reduction was due to a $2.7 million non-cash compensation expense charge related to the December 2019 transfer of excess Qualified Pension Plan assets and an increase in the Mexican minimum wage for our Mexican workforce effective January 1, 2019. These unfavorable impacts were partially offset by improvements in our operations at our paint and assembly facility in Leon, Mexico and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Six Months Ended
	December 29, 2019	December 30, 2018
Expenses (in millions)	$25.0	$21.5
Expenses as a percentage of net sales	11.1%	9.3%

Engineering, selling and administrative expenses in the current year period increased in comparison to the prior year period as a result of a $1.7 million non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets, as discussed above, and higher outside expenditures on new product development costs associated with utilizing third party vendors for a portion of our development work.

Income from operations was $1.2 million in the current year period compared to $6.4 million in the prior year period due to a reduction in gross profit margin dollars and an increase in engineering, selling and administrative expenses, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Six Months Ended
	December 29, 2019	December 30, 2018
Vehicle Access Systems Technology LLC	$983	$2,402
STRATTEC Advanced Logic, LLC	(7)	(17)
	$976	$2,385

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

Included in Other Income (Expense), net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	December 29, 2019	December 30, 2018
Foreign Currency Transaction Loss	$(448)	$(69)
Unrealized Gain on Peso Forward Contracts	-	93
Realized Gain on Peso Forward Contracts	-	222
Pension and Postretirement Plans Cost	(234)	(635)
Rabbi Trust Gain (Loss)	185	(200)
Other	423	82
	$(74)	$(507)

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

Income Taxes

Our effective tax rate was (6.7)% and 31.2% for the six months ended December 29, 2019 and December 30, 2018, respectively. During the period ended December 29, 2019, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed under Pension and Postretirement Benefits below. During the period ended December 30, 2018, our effective tax rate was impacted by the discrete impact of the pension termination settlement charge, as discussed under Pension and Postretirement Benefits below, and by a discrete tax benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings occurring as a result of the enactment of the Tax Cuts and Jobs Act of 2017. Our effective tax rate prior to discrete impacts increased from 5.1 percent for the period ended December 30, 2018 to 15.6 percent for the period ended December 29, 2019 due to a larger tax benefit in 2018 related to the impact of the global intangible low-taxed income (“GILTI”) provisions. Our effective tax rate differs from the statutory tax rate due the GILTI provisions each period, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 29, 2019 was as follows (in millions):

Fiat Chrysler Automobiles	$15.3
General Motors Company	$20.9
Ford Motor Company	$7.4

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of December 29, 2019, $3.6 million of our $9.3 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Six Months Ended
	December 29, 2019	December 30, 2018
Cash Flows from (in millions):
Operating Activities	$20.6	$19.7
Investing Activities	$(7.4)	$(9.4)
Financing Activities	$(11.5)	$(6.9)

The increase in cash provided by operating activities between periods reflected a net increase in our working capital requirements between periods of $1.0 million, with the increase in our working capital requirements being made up of the following working capital changes (in millions):

	Increase (Decrease) in Working Capital Requirements
	Six Months Ended
	December 29, 2019	December 30, 2018	Change
Accounts Receivable	$(18.4)	$(7.3)	$(11.1)
Inventory	$5.2	$1.3	$3.9
Other Assets	$(1.4)	$(3.7)	$2.3
Accounts Payable and Accrued Liabilities	$9.1	$3.2	$5.9

The period over period change in the accounts receivable balances is the result of the amount and timing of sales during each quarter. The reduction in accounts receivable balances during each year-to-date period reflected reduced sales levels toward the end of each of our December periods as compared to the end of the previous June periods. The period over period change in inventory reflected larger increase in inventory balances during the current year-to-date period as compared to the prior-year-to-date period due to an inventory build-up of General Motors components stemming from the impacts of the General Motors strike. The period over period change in other assets reflected a reduction in our other assets balances in both the current year period and the prior year period. During both periods, the reductions were driven by lower customer tooling balances. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. Changes in customer tooling balances during each period was the result of the timing of tooling development spending required to meet customer production requirements and related customer billing for tooling cost reimbursement. The period over period change in accounts payable and accrued liability balances reflected an increase in working capital requirements during each period. The increases in working capital requirements were the result of decreases in accounts payable balances each period, which resulted from the timing of purchases and payments with our vendors based on normal payment terms.

Net cash used by investing activities of $7.4 million during the current year period and $9.4 million during the prior year period were the result of capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Net cash used in financing activities during the current year period of $11.5 million included repayments of borrowings under credit facilities of $10.0 million, $1.0 million of regular quarterly dividend payments to shareholders and $980,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $519,000 received for the exercise of stock options under our stock incentive plan and our employee stock purchase plan. Net cash used in financing activities of $6.9 million during the prior year period included repayments of borrowings under credit facilities of $7.0 million, $1.0 million of regular quarterly dividend payments to shareholders and $984,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $2 million in additional borrowings under credit facilities.

VAST LLC Cash Requirements

We currently anticipate that both VAST China and Minda-VAST Access Systems have adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of each business. No capital contributions were made to VAST LLC during the six months ended December 29, 2019 or December 30, 2018. During the six months ended December 29, 2019 and December 30, 2018, VAST LLC made capital contributions to Sistema de Acesso Veicular Ltda totaling $200,000 and $300,000, respectively. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda will require a capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during the remainder of fiscal 2020. STRATTEC’s portion of the capital contributions is anticipated to be $100,000.

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

Future Capital Expenditures

We anticipate capital expenditures will be approximately $15 million in fiscal 2020, of which $7.4 million has already been made through December 29, 2019, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at December 29, 2019. A total of 3,655,322 shares have been repurchased over the life of the program through December 29, 2019, at a cost of approximately $136.4 million. No shares were repurchased during the six month periods ended December 29, 2019 or December 30, 2018. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2020.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018 and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $13 million at December 29, 2019 and $18 million at June 30, 2019. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $14.6 million and 3.1 percent, respectively, during the six months ended December 29, 2019. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $19 million at December 29, 2019 and $24.0 million at June 30, 2019. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $21.5 million and 3.3 percent, respectively, during the six months ended December 29, 2019.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $983,000 during the six months ended December 29, 2019 and $2.4 million during the six months ended December 30, 2018. During the six months ended December 29, 2019 and December 30, 2018, no capital contributions were made to VAST LLC.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.3 million during the six months ended December 29, 2019 and approximately $940,000 during the six months ended December 30, 2018.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $353,000 during the six months ended December 29, 2019 and increased net income to STRATTEC of approximately $1.9 million during the six months ended December 30, 2018.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in equity loss of joint ventures to STRATTEC of approximately $7,000 during the six months ended December 29, 2019 and approximately $17,000 during the six months ended December 30, 2018. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity Earnings (Loss) of Joint Ventures in the accompanying Condensed Consolidated Statements of Loss and Comprehensive (Loss) Income. The business of SAL LLC has been wound down to sell only commercial biometric locks.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 29, 2019, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 29, 2019.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-K filed on September 7, 2017.)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-Q report filed on November 7, 2019.)

3.3	Amended By-laws of the Company (Incorporated by reference from Exhibit 99.3 to the Form 8-K filed on October 7, 2005.)

4.1

Amendment No. 6 to Credit Agreement, dated as of October 28, 2019, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender (Incorporated by reference from Exhibit 4.1 to the Form 8-K report filed on October 28, 2019.)

4.2

Amendment No. 7 to Credit Agreement, dated as of October28, 2019, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender (Incorporated by reference from Exhibit 4.2 to the Form 8-K report filed on October 28, 2019.)

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Loss and Comprehensive (Loss) Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2019, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 6, 2020	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)