Form 10-Q
period 2020-03-29
STRATTEC SECURITY CORP
filed 2020-05-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

or

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

Common stock, par value $0.01 per share: 3,818,520 shares outstanding as of March 30, 2020 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 29, 2020

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, changes in the costs of operations, changes in the volume and scope of product returns and warranty claims, adverse business and operational issues resulting from the Coronavirus (COVID-19) pandemic and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 5, 2019 with the Securities and Exchange Commission for the year ended June 30, 2019 and in Part II Item IA in this Form 10-Q.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net sales	$116,938	$128,230	$343,183	$358,302
Cost of goods sold	99,928	112,548	299,954	314,701
Gross profit	17,010	15,682	43,229	43,601
Engineering, selling and administrative expenses	10,727	11,721	35,775	33,222
Income from operations	6,283	3,961	7,454	10,379
Equity (loss) earnings of joint ventures	(921)	66	55	2,451
Interest expense	(204)	(413)	(792)	(1,224)
Pension termination settlement charge	—	—	—	(32,434)
Other income (expense), net	1,049	209	975	(298)
Income (loss) before provision for income taxes and non-controlling interest	6,207	3,823	7,692	(21,126)
Provision (benefit) for income taxes	1,294	786	1,194	(6,994)
Net income (loss)	4,913	3,037	6,498	(14,132)
Net income attributable to non-controlling Interest	1,919	1,307	3,601	2,835
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$2,994	$1,730	$2,897	$(16,967)

Comprehensive (loss) income:
Net income (loss)	$4,913	$3,037	$6,498	$(14,132)
Pension and postretirement plans, net of tax	74	(1)	220	19,992
Currency translation adjustments	(6,245)	1,037	(6,059)	39
Other comprehensive (loss) income, net of tax	(6,171)	1,036	(5,839)	20,031
Comprehensive (loss) income	(1,258)	4,073	659	5,899
Comprehensive (loss) income attributable to non-controlling interest	(468)	1,432	1,464	3,117
Comprehensive (loss) income attributable to STRATTEC SECURITY CORPORATION	$(790)	$2,641	$(805)	$2,782

Earnings (loss) per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.80	$0.47	$0.78	$(4.62)
Diluted	$0.79	$0.46	$0.77	$(4.62)

Average shares outstanding:
Basic	3,748	3,684	3,733	3,670
Diluted	3,768	3,728	3,752	3,670

Cash dividends declared per share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	March 29, 2020	June 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,173	$7,809
Receivables, net	72,805	84,230
Inventories:
Finished products	18,531	11,582
Work in process	11,775	10,529
Purchased materials	32,357	29,376
Excess and obsolete reserve	(4,315)	(4,225)
Inventories, net	58,348	47,262
Other current assets	15,216	17,331
Total current assets	156,542	156,632
Investment in joint ventures	23,190	23,528
Deferred Income Taxes	3,952	2,933
Other long-term assets	6,411	11,523
Property, plant and equipment	287,071	287,421
Less: accumulated depreciation	(179,655)	(169,301)
Net property, plant and equipment	107,416	118,120
	$297,511	$312,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,104	$41,889
Accrued Liabilities:
Payroll and benefits	13,549	17,339
Environmental	1,263	1,278
Warranty	7,850	7,900
Other	10,306	10,857
Total current liabilities	76,072	79,263
Borrowings under credit facilities	27,000	42,000
Accrued pension obligations	1,754	1,663
Accrued postretirement obligations	649	762
Other long-term liabilities	4,781	1,232
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,358,812 issued shares at March 29, 2020 and 7,304,994 issued shares at June 30, 2019	74	73
Capital in excess of par value	97,773	96,491
Retained earnings	222,442	221,117
Accumulated other comprehensive loss	(22,270)	(18,568)
Less: treasury stock, at cost (3,610,411 shares at March 29, 2020 and 3,613,439 shares at June 30, 2019)	(135,676)	(135,725)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	162,343	163,388
Non-controlling interest	24,912	24,428
Total shareholders’ equity	187,255	187,816
	$297,511	$312,736

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	March 29, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,498	$(14,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,349	12,543
Foreign currency transaction (gain) loss	(2,067)	261
Unrealized loss (gain) on peso forward contracts	1,048	(116)
Stock based compensation expense	789	867
Equity loss (earnings) of joint ventures	(55)	(2,451)
Pension termination settlement charge	—	32,434
Non-cash compensation expense	4,473	—
Deferred income taxes	(1,032)	(8,131)
Change in operating assets and liabilities:
Receivables	11,014	(14,411)
Inventories	(11,086)	(168)
Other assets	1,798	7,553
Accounts payable and accrued liabilities	3,683	10,753
Other, net	522	(281)
Net cash provided by operating activities	29,934	24,721
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	—	(200)
Purchase of property, plant and equipment	(10,307)	(13,550)
Proceeds received on sale of property, plant and equipment	29	12
Net cash used in investing activities	(10,278)	(13,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	2,000
Repayment of borrowings under credit facility	(15,000)	(9,000)
Dividends paid to non-controlling interests of subsidiaries	(980)	(1,384)
Dividends paid	(1,572)	(1,546)
Exercise of stock options and employee stock purchases	543	244
Net cash used in financing activities	(17,009)	(9,686)
Foreign currency impact on cash	(283)	(185)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,364	1,112

CASH AND CASH EQUIVALENTS
Beginning of period	7,809	8,090
End of period	$10,173	$9,202
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$768	$230
Interest	$838	$1,229
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(1,318)	$(405)

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of March 29, 2020 and June 30, 2019, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2019 Form 10-K, which was filed with the Securities and Exchange Commission on September 5, 2019.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The coronavirus has since spread, and infections have been found in multiple countries around the world, including the United States. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, and continues to adversely impact global economic activity.

STRATTEC’s operating performance is subject to global economic conditions and levels of consumer spending specifically within the automotive industry. During the three months ended March 29, 2020, the impact of the COVID-19 outbreak on our operating results has not been significant. However, the extent of the impact of the COVID-19 outbreak on our future operating results will depend on certain developments, including the duration, intensity and continued spread of the outbreak, regulatory and private sector responses, which may be precautionary, and the impact to our customers, workforce and suppliers, all of which are uncertain and cannot be predicted. These changing conditions may also affect the estimates and assumptions made by management. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables. Events and changes in circumstances arising after March 29, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

During April 2020, the majority of our OEM customer assembly plant operations were completely closed including the majority of the supply chain. Additionally, during April 2020, STRATTEC’s Mexico facilities were closed as a result of the Mexico government’s shutdown of non-essential businesses. Initial re-opening of our OEM customer facilities for operations is scheduled to begin in May 2020, but there is no certainty this will occur on that timeline. Timing of the reopening of our Mexico facilities and the potential for designation of our Mexico facilities as essential is also uncertain. Based on information available, our current estimates indicate our net sales for the upcoming fourth fiscal quarter could be down 50 percent or more compared to our quarter ended March 29, 2020 depending on how long the COVID-19 virus will require the industry to remain idle. Fourth fiscal quarter sales could be more severely impacted if the initial re-opening of our customer facilities is delayed past May 2020. We anticipate our fourth fiscal quarter of 2020 will be the worst or trough quarter and that thereafter the automotive industry can restart and ramp back up production again during our fiscal 2021. The impact on our overall cash liquidity will most likely occur at the beginning of our fiscal year 2021 with a reduction in payments from customers resulting from lower fourth quarter fiscal 2020 net sales as previously discussed. The lower cash liquidity will cause us to utilize our credit facilities to fund our increased working capital requirements.

Subsequent Event

As a result of the impacts of the COVID-19 outbreak, during our fiscal 2020 fourth quarter, we are adjusting the cost structure of our business with temporary and permanent layoffs at our U.S. and Mexico locations, reductions in pay for our officers, reductions in working hours for most salaried associates, and a reduction in our U.S. salaried workforce. We expect the cost structure changes for U.S. salaried associates will save approximately $4.0 million in salary and benefit costs on an annualized pre-tax basis. However, these savings will be partially offset during our  fourth fiscal 2020 quarter with a pre-tax charge to earnings of approximately $250,000 for severance and outplacement costs.

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

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. We have contracts with Bank of Montreal that provide for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net.

The following table quantifies the outstanding Mexican peso forward contracts as of March 29, 2020 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 15, 2020 - June 17, 2020	$4,500	21.30	$(414)
Buy MXP/Sell USD	July 15, 2020 - December 16, 2020	$6,000	21.40	$(634)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	March 29, 2020	June 30, 2019
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$1,048	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Not Designated as Hedging Instruments:
Realized Gain	$—	$122	$—	$344
Unrealized (Loss) Gain	$(1,048)	$23	$(1,048)	$116

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of March 29, 2020 and June 30, 2019. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2020 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$204	$—	$—
Mid Cap	234	—	—
Large Cap	517	—	—
International	694	—	—
Fixed Income Funds	920	—	—
Cash and Cash Equivalents	—	4	—
Total Assets at Fair Value	$2,569	$4	$—

Liabilities:
Mexican Peso Forward Contracts	$—	$(1,048)	$—

The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan and are included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate, and interest rate differentials between the Mexican peso and the U.S. dollar.

Equity (Loss) Earnings of Joint Ventures

We hold a one-third interest in a joint venture company, VAST LLC. VAST LLC exists to seek opportunities to manufacture and sell all three companies’ products in areas of the world outside of North America and Europe. Our investment in VAST LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. We assess the impairment of equity investments whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net Sales	$30,490	$35,771	$117,537	$123,546
Cost of Goods Sold	25,679	29,303	96,131	98,173
Gross Profit	4,811	6,468	21,406	25,373
Engineering, Selling and Administrative Expenses	7,524	7,377	21,528	20,246
(Loss) Income From Operations	(2,713)	(909)	(122)	5,127
Other (Expense) Income, net	(424)	882	1,079	3,186
(Loss) Income before Provision for Income Taxes	(3,137)	(27)	957	8,313
Provision (Benefit) for Income Taxes	(294)	(64)	851	1,061
Net (Loss) Income	$(2,843)	$37	$106	$7,252
STRATTEC’s Share of VAST LLC Net (Loss) Income	$(947)	$12	$36	$2,417
Intercompany Profit Elimination	—	13	—	10
STRATTEC’s Equity (Loss) Earnings of VAST LLC	$(947)	$25	$36	$2,427

The business of our joint venture company, SAL LLC, has been wound down to sell only commercial biometric locks. STRATTEC’s equity income of SAL LLC totaled $26,000 and $19,000 for the three and nine month periods ended March 29, 2020, respectively. STRATTEC’s equity earnings of SAL LLC totaled $41,000 and $24,000 for the three and nine month periods ended March 31, 2019, respectively.

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Sales to VAST LLC	$483	$878	$3,035	$2,751
Purchases from VAST LLC	$172	$36	$351	$164
Expenses Charged to VAST LLC	$686	$317	$2,036	$1,096
Expenses Charged from VAST LLC	$192	$192	$636	$628

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheet are presented below (in thousands):

March 29, 2020
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$3,838
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$343
Other Long-Term Liabilities	3,495
$3,838

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under the non-cancelable lease are as follows as of March 29, 2020 (in thousands):

2020 (for the remaining three months)	$116
2021	473
2022	484
2023	497
2024	509
Thereafter	2,356
Total Future Minimum Lease Payments	4,435
Less: Imputed Interest	(597)
Total Lease Obligations	$3,838

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

Cash flow information related to the operating lease is shown below (in thousands):

Nine Months Ended
March 29, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$345
Non-Cash Activity:
Right-of-Use Asset Obtained in Exchange for Operating Lease Obligation	$—

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

March 29, 2020
Weighted Average Remaining Lease Term (in years)	8.6
Weighted Average Discount Rate	3.3%

Operating lease expense for the three and nine month periods ended March 29, 2020 totaled $116,000 and $345,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018, and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 29, 2020, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	March 29, 2020	June 30, 2019
STRATTEC Credit Facility	$12,000	$18,000
ADAC-STRATTEC Credit Facility	15,000	24,000
	$27,000	$42,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
STRATTEC Credit Facility	$13,799	$22,212	2.9%	3.3%
ADAC-STRATTEC Credit Facility	$20,062	$26,286	3.2%	3.4%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through March 29, 2020, costs of approximately $612,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at March 29, 2020 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three and nine month periods ended March 29, 2020 and March 31, 2019 were as follows (in thousands):

	Three Months Ended March 29, 2020
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, December 29, 2019	$188,849	$74	$97,601	$219,973	$(18,486)	$(135,693)	$25,380
Net Income	4,913	—	—	2,994	—	—	1,919
Dividend Declared	(525)	—	—	(525)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	-	—	—	—	—	—	—
Translation Adjustments	(6,245)	—	—	—	(3,858)	—	(2,387)
Stock Based Compensation	165	—	165	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	74	—	—	—	74	—	—
Stock Option Exercises	-	—	—	—	—	—	—
Employee Stock Purchases	24	—	7	—	—	17	—
Balance, March 29, 2020	$187,255	$74	$97,773	$222,442	$(22,270)	$(135,676)	$24,912

	Three Months Ended March 31, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, December 30, 2018	$183,757	$73	$95,818	$220,483	$(18,648)	$(135,758)	$21,789
Net Loss	3,037	—	—	1,730	—	—	1,307
Dividend Declared	(517)	—	—	(517)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(400)	—	—	—	—	—	(400)
Translation Adjustments	1,037	—	—	—	912	—	125
Stock Based Compensation	241	—	241	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	(1)	—	—	—	(1)	—	—
Stock Option Exercises	140	—	140	—	—	—	—
Employee Stock Purchases	32	—	16	—	—	16	—
Balance, March 31, 2019	$187,326	$73	$96,215	$221,696	$(17,737)	$(135,742)	$22,821

	Nine Months Ended March 29, 2020
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 30, 2019	$187,816	$73	$96,491	$221,117	$(18,568)	$(135,725)	$24,428
Net Income	6,498	—	—	2,897	—	—	3,601
Dividend Declared	(1,572)	—	—	(1,572)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(980)	—	—	—	—	—	(980)
Translation Adjustments	(6,059)	—	—	—	(3,922)	—	(2,137)
Stock Based Compensation	789	—	789	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	220	—	—	—	220	—	—
Stock Option Exercises	478	1	477	—	—	—	—
Employee Stock Purchases	65	—	16	—	—	49	—
Balance, March 29, 2020	$187,255	$74	$97,773	$222,442	$(22,270)	$(135,676)	$24,912

	Nine Months Ended March 31, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 1, 2018	$183,246	$73	$95,140	$236,162	$(33,439)	$(135,778)	$21,088
Net Loss	(14,132)	—	—	(16,967)	—	—	2,835
Dividend Declared	(1,546)	—	—	(1,546)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(1,384)	—	—	—	—	—	(1,384)
Translation Adjustments	39	—	—	—	(243)	—	282
Stock Based Compensation	867	—	867	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	19,992	—	—	—	19,992	—	—
Reclassification of Stranded Tax Effects	—	—	—	4,047	(4,047)	—	—
Stock Option Exercises	172	—	172	—	—	—	—
Employee Stock Purchases	72	—	36	—	—	36	—
Balance, March 31, 2019	$187,326	$73	$96,215	$221,696	$(17,737)	$(135,742)	$22,821

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

Contract Balances:

We have no material contract assets as of March 29, 2020. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. The activity related to contract liability balances during the nine month period ended March 29, 2020 was as follows (thousands of dollars):

Balance, June 30, 2019	$932
Discounts Recorded as a Reduction in Sales	985
Payments of Discounts to Customers	(915)
Other	29
Balance, March 29, 2020	$1,031

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Keys & Locksets	$30,186	$34,677	$91,832	$101,722
Door Handles & Exterior Trim	31,296	32,212	88,818	83,973
Power Access	21,259	25,398	56,979	68,193
Latches	13,685	12,602	40,656	35,366
Aftermarket & OE Service	11,141	10,839	34,189	32,599
Driver Controls	7,549	10,532	25,310	31,370
Other	1,822	1,970	5,399	5,079
	$116,938	$128,230	$343,183	$358,302

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Fiat Chrysler Automobiles	$26,050	$29,917	$78,686	$85,824
General Motors Company	31,656	30,969	90,899	80,111
Ford Motor Company	15,462	15,942	46,527	47,579
Tier 1 Customers	17,495	20,078	50,026	56,357
Commercial and Other OEM Customers	20,184	22,794	62,950	65,190
Hyundai / Kia	6,091	8,530	14,095	23,241
	$116,938	$128,230	$343,183	$358,302

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 29, 2020 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Foreign Currency Transaction Gain (Loss)	$2,515	$(192)	$2,067	$(261)
Unrealized (Loss) Gain on Peso Forward Contracts	(1,048)	23	(1,048)	116
Realized Gain on Peso Forward Contracts	—	122	—	344
Pension and Postretirement Plans Cost	(118)	(27)	(352)	(662)
Rabbi Trust (Loss) Gain	(550)	257	(365)	57
Other	250	26	673	108
	$1,049	$209	$975	$(298)

Income Taxes

Our effective tax rate was 20.8% and 20.6% for the three months ended March 29, 2020 and March 31, 2019, respectively. Our effective tax rate was 15.5% and 33.1% for the nine months ended March 29, 2020 and March 31, 2019, respectively. During the nine month period ended March 29, 2020, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed under Pension and Postretirement Benefits below. During the nine month period ended March 31, 2019, our effective tax rate was impacted by the discrete impact of the pension termination settlement charge, as discussed under Pension and Postretirement Benefits below, and by a discrete tax benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings occurring as a result of the enactment of the Tax Cuts and Jobs Act of 2017. Our effective tax rate prior to discrete impacts increased from 10.7 percent for the nine month period ended March 31, 2019 to 18.3 percent for the nine month period ended March 29, 2020 due to a larger tax benefit in the nine month period ended March 31, 2020 resulting from the carry-back of forecasted losses for our fiscal 2020, which are the result of forecasted losses in our fiscal 2020 fourth quarter resulting from the COVID-19 outbreak, to tax years with a higher statutory rate. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit, the forecasted carry-back of losses to tax years with a higher statutory rate and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

STRATTEC is currently subject to state income tax examinations in our Wisconsin jurisdiction for fiscal years 2015, 2016, 2017, and 2018. The audit is currently in process and preliminary results are not yet available.

Earnings (Loss) Per Share

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2020			March 31, 2019
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$2,994	3,748	$0.80	$1,730	3,684	$0.47
Stock Option and Restricted Stock Awards	—	20		—	44
Diluted Earnings Per Share	$2,994	3,768	$0.79	$1,730	3,728	$0.46

	Nine Months Ended
	March 29, 2020			March 31, 2019
	Net Loss	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic Earnings (Loss) Per Share	$2,897	3,733	$0.78	$(16,967)	3,670	$(4.62)
Stock Option and Restricted Stock Awards	—	19		—	—
Diluted Earnings (Loss) Per Share	$2,897	3,752	$0.77	$(16,967)	3,670	$(4.62)

The calculation of loss per share excluded 111,060 and 41,200 share-based payment awards for the quarters ended March 29, 2020 and March 31, 2019, respectively, because their inclusion would have been anti-dilutive. The calculation of earnings (loss) per share excluded 111,060 and 181,867 share-based payment awards for the nine month periods ended March 29, 2020 and March 31, 2019, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of March 29, 2020, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 29, 2020 were 115,609. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the nine months ended March 29, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2019	117,360	$31.85
Exercised	(26,500)	$18.00
Outstanding, March 29, 2020	90,860	$35.88	2.7	$—
Exercisable, March 29, 2020	90,860	$35.88	2.7	$—

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and nine month periods presented below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Intrinsic Value of Options Exercised	$—	$269	$120	$324
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the nine month periods ended March 29, 2020 or March 31, 2019.

A summary of restricted stock activity under our omnibus stock incentive plan for the nine months ended March 29, 2020 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 30, 2019	63,757	$39.47
Granted	39,150	$21.80
Vested	(27,318)	$37.86
Forfeited	(5,470)	$35.13
Nonvested Balance, March 29, 2020	70,119	$30.57

As of March 29, 2020, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of March 29, 2020, there was approximately $1.1 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 0.9 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors subsequently approved to proceed with the termination of the Qualified Pension Plan. During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $31.9 million was recorded during fiscal 2019. A non-cash compensation expense charge of $4.2 million was also recorded during fiscal 2019 related to the future transfer of the excess assets in the Qualified Pension Plan to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.5 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during the six month period ended December 29, 2019. As of December 29, 2019, the excess Qualified Pension Plan assets were transferred to our defined contribution plan and distributed to eligible STRATTEC employees, which completed the full termination of the Qualified Pension Plan.

We have historically had in place a noncontributory supplemental executive retirement plan (“SERP”), which prior to January 1, 2014 was a nonqualified defined benefit plan that essentially mirrored the Qualified Pension Plan, but provided benefits in excess of certain limits placed on our Qualified Pension Plan by the Internal Revenue Code. As noted above, we froze our Qualified Pension Plan effective as of December 31, 2009 and the SERP provided benefits to participants as if the Qualified Pension Plan had not been frozen. Because the Qualified Pension Plan was frozen and because new employees were not eligible to participate in the Qualified Pension Plan, our Board of Directors adopted amendments to the SERP on October 8, 2013 that were effective as of December 31, 2013 to simplify the SERP calculation. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the amended SERP, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant received, and currently receives, a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.6 million at March 29, 2020 and $2.9 million at June 30, 2019 and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Service Cost	$19	$15	$3	$2
Interest Cost	16	19	6	8
Amortization of Prior Service Credit	—	—	(7)	(109)
Amortization of Unrecognized Net Loss	4	—	99	109
Net Periodic Benefit Cost	$39	$34	$101	$10

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Service Cost	$56	$46	$9	$8
Interest Cost	46	2,083	19	30
Expected Return on Plan Assets	—	(2,276)	—	—
Plan Settlements	—	32,434	—	—
Amortization of Prior Service Credit	—	—	(22)	(329)
Amortization of Unrecognized Net Loss	11	832	298	323
Net Periodic Benefit Cost	$113	$33,119	$304	$32

Within the tables above, we have revised the plan settlement charge and net periodic benefit cost for the nine months ended March 31, 2019 that was previously disclosed in our March 31, 2019 financial statements. This revision is not material to the financial statements.

No voluntary contributions were made to the Qualified Pension Plan during the three or nine month periods ended March 29, 2020 and March 31, 2019. No additional future contributions will be made to the Qualified Pension Plan.

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended March 29, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, December 29, 2019	$16,381	$2,105	$18,486
Other Comprehensive Income Before Reclassifications	6,245	—	6,245
Income Tax	—	—	—
Net Other Comprehensive Income Before Reclassifications	6,245	—	6,245
Reclassifications:
Prior Service Credits (A)	—	7	7
Unrecognized Net Loss (A)	—	(103)	(103)
Total Reclassifications Before Tax	—	(96)	(96)
Income Tax	—	22	22
Net Reclassifications	—	(74)	(74)
Other Comprehensive Income	6,245	(74)	6,171
Other Comprehensive Income Attributable to Non- Controlling Interest	2,387	—	2,387
Balance, March 29, 2020	$20,239	$2,031	$22,270

	Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, December 30, 2018	$16,529	$2,119	$18,648
Other Comprehensive Loss Before Reclassifications	(1,037)	—	(1,037)
Net Other Comprehensive Loss Before Reclassifications	(1,037)	—	(1,037)
Reclassifications:
Prior Service Credits (A)	—	109	109
Unrecognized Net Loss (A)	—	(109)	(109)
Total Reclassifications Before Tax	—	—	—
Income Tax	—	1	1
Net Reclassifications	—	1	1
Other Comprehensive Loss (Income)	(1,037)	1	(1,036)
Other Comprehensive Income Attributable to Non- Controlling Interest	(125)	—	(125)
Balance, March 31, 2019	$15,617	$2,120	$17,737

	Nine Months Ended March 29, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2019	$16,317	$2,251	$18,568
Other Comprehensive Income Before Reclassifications	6,059	—	6,059
Income Tax	—	—	—
Net Other Comprehensive Income Before Reclassifications	6,059	—	6,059
Reclassifications:
Prior Service Credits (A)	—	22	22
Unrecognized Net Loss (A)	—	(309)	(309)
Total Reclassifications Before Tax	—	(287)	(287)
Income Tax	—	67	67
Net Reclassifications	—	(220)	(220)
Other Comprehensive Income	6,059	(220)	5,839
Other Comprehensive Income Attributable to Non- Controlling Interest	2,137	—	2,137
Balance, March 29, 2020	$20,239	$2,031	$22,270

	Nine Months Ended March 31, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 1, 2018	$15,291	$18,148	$33,439
Other Comprehensive Loss Before Reclassifications	146	—	146
Income Tax	(185)	—	(185)
Net Other Comprehensive Loss Before Reclassifications	(39)	—	(39)
Reclassifications:
Pension Termination Settlement (A)	—	(25,668)	(25,668)
Prior Service Credits (A)	—	329	329
Unrecognized Net Loss (A)	—	(1,155)	(1,155)
Total Reclassifications Before Tax	—	(26,494)	(26,494)
Income Tax	—	6,502	6,502
Net Reclassifications	—	(19,992)	(19,992)
Other Comprehensive Loss (Income)	(39)	(19,992)	(20,031)
Other Comprehensive Income Attributable to Non- Controlling Interest	(282)	—	(282)
Reclassification of stranded tax effects	83	3,964	4,047
Balance, March 31, 2019	$15,617	$2,120	$17,737

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

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

Outlook

Refer to discussion of Risks and Uncertainties included in the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this Form 10-Q.

The outlook over our next fiscal quarter ending June 28, 2020 will be severely impacted by OEM customer plant shutdowns within their North American operations due to the coronavirus (COVID-19) pandemic. During April 2020, the majority of our OEM customer assembly plant operations were completely closed including the majority of the supply chain. Additionally, during April 2020, STRATTEC’s Mexico facilities were closed as a result of the Mexico government’s shutdown of non-essential businesses. Initial re-opening of our OEM customer facilities for operations is scheduled to begin in May 2020, but there is no certainty this will occur on that timeline. Based on information available, our current estimates indicate our net sales for the upcoming fourth fiscal quarter could be down 50 percent or more compared to our quarter ended March 29, 2020 depending on how long the COVID-19 virus will require the industry to remain idle. Fourth fiscal quarter sales could be more severely impacted if the initial re-opening of our customer facilities is delayed past May 2020. We are currently adjusting the cost structure of our business with temporary and permanent layoffs at our U.S. and Mexico locations,  reductions in pay for our officers, reductions in working hours for all associates, a reduction in our U.S. salaried workforce, and reductions in capital spending to reflect the anticipated changes in lower customer vehicle production and operating cash flow going forward. We anticipate our fourth fiscal quarter of 2020 will be the worst or trough quarter and that thereafter the automotive industry can restart and ramp back up production again during our fiscal 2021. The impact on our overall cash liquidity will most likely occur at the beginning of our fiscal year 2021 with a reduction in payments from customers resulting from lower fourth quarter fiscal 2020 net sales as previously discussed. The lower cash liquidity will cause us to utilize our credit facilities to fund our increased working capital requirements.

As described in “Pension and Postretirement Benefits” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, our Board of Directors approved the termination of the STRATTEC qualified, noncontributory defined benefit pension plan. During our fiscal 2019, we completed a substantial portion of the termination by (1) making distributions from the qualified pension plan trust to participants electing lump sum distributions and (2) entering into an agreement with an insurance company whereby we sold, through a series of annuity contracts, our remaining obligations under the qualified pension plan and, therefore, settled the remaining obligations under this plan with use of funds remaining in the plan. No additional cash contributions to the pension trust were required from STRATTEC to settle these pension obligations. In connection with those actions, we incurred a pre-tax settlement charge of $31.9 million during fiscal 2019. We also incurred a $4.2 million noncash compensation charge during fiscal 2019 related to the future transfer of the remaining excess pension plan assets to a STRATTEC defined contribution plan for subsequent pay-out to eligible participating STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.5 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during the six month period ended December 29, 2019. With these final actions, we completed the full termination of the qualified pension plan as of December 29, 2019.

Analysis of Results of Operations

Three months ended March 29, 2020 compared to the three months ended March 31, 2019

	Three Months Ended
	March 29, 2020	March 31, 2019
Net Sales (in millions)	$116.9	$128.2

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	March 29, 2020	March 31, 2019
Fiat Chrysler Automobiles	$26.0	$29.9
General Motors Company	31.7	31.0
Ford Motor Company	15.4	15.9
Tier 1 Customers	17.5	20.1
Commercial and Other OEM Customers	20.2	22.8
Hyundai / Kia	6.1	8.5
	$116.9	$128.2

During the latter part of March 2020, our OEM customers started reducing production schedules and closed their assembly plants due to the COVID-19 outbreak.  The impact of these reductions reduced our net sales in the current year quarter by approximately $6.7 million dollars. Sales to Fiat Chrysler Automobiles decreased in the current year quarter as compared to the prior year quarter due to lower vehicle production volumes on the FCA vehicles for which we supply components. The increase in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to higher sales content on models for which we supply components, in particular power access products and latches. Sales to Ford Motor Company decreased in the current year quarter as compared to the prior year quarter due to lower production volumes on the vehicles for which we supply components. The decrease in sales to Tier 1 customers in the current year quarter as compared to the prior year quarter was due to lower sales of our driver control steering column lock products. Sales to Commercial and Other OEM Customers during the current year quarter decreased in comparison to the prior year quarter mainly due to decreases in sales related to key fobs sold to Harley Davidson and related to reductions in sales of door handle and power access products to Honda of America Manufacturing, Inc.  These Commercial and Other OEM Customers, along with the Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles that we have developed in recent years to complement our historic core business of locks and keys. The decreased sales to Hyundai / Kia in the current year quarter as compared to the prior year quarter were due to lower levels of production of the Kia Sedona minivan for which we primarily supply power sliding door components.

	Three Months Ended
	March 29, 2020	March 31, 2019
Cost of Goods Sold (in millions)	$99.9	$112.5

Direct material costs are the most significant component of our cost of goods sold and comprised $65.6 million or 65.7 percent of our cost of goods sold in the current year quarter compared to $74.5 million or 66.2 percent of our cost of goods sold in the prior year quarter. The decrease in our direct material costs between these quarters of $8.9 million or 11.9 percent was due to decreased sales volumes in the current year quarter as compared to the prior year quarter and reduced scrap costs resulting from efforts to reduce nonconforming costs resulting from internal manufacturing process quality issues. The reduction in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter was due to decreased sales of power access products between periods, which products have a higher purchased content percentage as compared to our other products.

The remaining components of our cost of goods sold consist of labor and overhead costs which decreased $3.7 million or 9.7 percent to $34.3 million in the current year quarter from $38.0 million in the prior year quarter as the variable portion of these costs decreased due to the decrease in sales volumes between the three month periods. Additionally, current year quarter costs reflect the impact of improved manufacturing efficiencies both at our Milwaukee and Mexico production facilities in the current year quarter as compared to the prior year quarter and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $360,000 in the current year quarter as compared to the prior year quarter due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.78 pesos to the dollar in the current year quarter from approximately 19.28 pesos to the dollar in the prior year quarter.

	Three Months Ended
	March 29, 2020	March 31, 2019
Gross Profit (in millions)	$17.0	$15.7
Gross Profit as a percentage of net sales	14.5%	12.2%

Gross profit dollars increased in the current year quarter as compared to the prior year quarter as a result of a decrease in cost of goods sold partially offset by a decrease in sales, as discussed above. Gross profit as a percentage of net sales increased between periods. The increase was due to improved manufacturing efficiencies both at our Milwaukee and Mexico production facilities in the current year quarter as compared to the prior year quarter and a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Expenses (in millions)	$10.7	$11.7
Expenses as a percentage of net sales	9.2%	9.1%

Engineering, selling and administrative expenses in the current year quarter decreased in comparison to the prior year quarter as a result of lower expenditures on new product development costs, for which we utilize third party vendors for a portion of our development work.

Income from operations was $6.3 million in the current year quarter compared to income from operations of $4.0 million in the prior year quarter due to an increase in gross profit margin dollars and a decrease in engineering, selling and administrative expenses between quarters, all as discussed above.

The equity (loss) earnings of joint ventures was comprised of the following in the current year quarter and prior year quarter (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Vehicle Access Systems Technology LLC	$(947)	$25
STRATTEC Advanced Logic, LLC	26	41
	$(921)	$66

Lower profitability from our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures is due to lower profitability in our VAST China operation related to extended OEM customer plant shutdowns associated with the COVID-19 outbreak and higher development costs for new programs and startup costs associated with a new plant in Jingzhou, China, which we believe will give VAST added capacity, efficiencies, and a broader geographic footprint in the China market going forward. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions. The business of SAL LLC has been wound down to sell only commercial biometric locks.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Foreign Currency Transaction Gain (Loss)	$2,515	$(192)
Unrealized (Loss) Gain on Peso Forward Contracts	(1,048)	23
Realized Gain on Peso Forward Contracts	—	122
Pension and Postretirement Plans Cost	(118)	(27)
Rabbi Trust (Loss) Gain	(550)	257
Other	250	26
	$1,049	$209

Foreign currency transaction gains and losses during the current year quarter and prior year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 29, 2020 may or may not be realized in future periods, depending on at actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 20.8% and 20.6% for the three months ended March 29, 2020 and March 31, 2019, respectively. Our effective tax rate differs from the statutory tax rate due to the impact of global intangible low-taxed income (GILTI) provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Nine months ended March 29, 2020 compared to the nine months ended March 31, 2019

	Nine Months Ended
	March 29, 2020	March 31, 2019
Net Sales (in millions)	$343.2	$358.3

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	March 29, 2020	March 31, 2019
Fiat Chrysler Automobiles	$78.7	$85.8
General Motors Company	90.9	80.1
Ford Motor Company	46.5	47.6
Tier 1 Customers	50.0	56.4
Commercial and Other OEM Customers	63.0	65.2
Hyundai / Kia	14.1	23.2
	$343.2	$358.3

During the latter part of March 2020, our OEM customers started reducing production schedules and closed their assembly plants due to COVID-19.  The impact of these reductions reduced our net sales in the current year period by approximately $6.7 million dollars. Sales to Fiat Chrysler Automobiles decreased in the current year period as compared to the prior year period due to lower vehicle production volumes on the FCA vehicles for which we supply components. The increase in sales to General Motors Company in the current year period as compared to the prior year period was attributed to higher production volumes and higher content on products we supply to their business, in particular power access products and latches. As discussed in our prior filings, we were impacted in fiscal 2020 by the General Motors UAW strike, which reduced our net sales by approximately $10 million in the current year period. Sale to Ford Motor Company decreased in the current year period as compared to the prior year period due to lower production volumes on the vehicles for which we supply components. The decrease in sales to Tier 1 customers in the current year period as compared to the prior year period was due to lower sales of our driver control steering column lock products. Sales to Commercial and Other OEM Customers during the current year period decreased in comparison to the prior year period mainly due to decreases in sales related to key fobs sold to Harley Davidson and related to reductions in sales of door handle and power access products to Honda of America Manufacturing, Inc.  These Commercial and Other OEM Customers, along with the Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles that we have developed in recent years to complement our historic core business of locks and keys. The decreased sales to Hyundai / Kia in the current year period as compared to the prior year period were due to lower levels of production of the Kia Sedona minivan for which we primarily supply power sliding door components.

	Nine Months Ended
	March 29, 2020	March 31, 2019
Cost of Goods Sold (in millions)	$300.0	$314.7

Direct material costs are the most significant component of our cost of goods sold and comprised $193.7 million or 64.6 percent of our cost of goods sold in the current year period compared to $207.7 million or 66.0 percent of our cost of goods sold in the prior year period. The decrease in our direct material costs between these quarters of $14.0 million or 6.7 percent was due to decreased sales volumes in the current year period as compared to the prior year period and reduced scrap costs resulting from efforts to reduce nonconforming costs resulting from internal manufacturing process quality issues. The reduction in our direct material costs as a percentage of our cost of goods sold in the current year period as compared to the prior year period was, in part, due to a $2.7 million increase in our cost of goods sold from a non-cash compensation expense charge incurred in the current year period and as a result of decreased sales of power access products in the current year period as compared to the prior year period. The non-cash compensation expense charge in the current year period related to the December 2019 transfer of excess Qualified Pension Plan assets, resulting from the termination of the Qualified Pension Plan, to a STRATTEC defined contribution plan for pay-out to eligible STRATTEC employees. Without this non-cash compensation expense charge, the direct material costs as a percentage of our cost of goods sold in the current year period would have been 65.2 percent. Power access products have a higher purchased content percentage as compared to our other products. The decreased sales of power access products between periods further reduced our direct material costs as a percentage of our cost of goods sold.

The remaining components of our cost of goods sold consist of labor and overhead costs which decreased $700,000 or 0.7 percent to $106.3 million in the current year period from $107.0 million in the prior year period. Current year period costs included a $2.7 million non-cash compensation expense charge related to the December 2019 transfer of excess Qualified Pension Plan assets, as described above, and an increase in the Mexican minimum wage for our Mexican workforce, which was effective January 1, 2019 and resulted in higher costs during the six month period ended December 2019 as compared to the prior year period. These increased expenses were offset by decreased labor and overhead costs in the current year period as compared to the prior year period due to a decrease in the variable portion of these costs resulting from the decrease in sales between the nine-month periods, improvements in our operations for the nine month period at our paint and assembly facility in Leon, Mexico, improved manufacturing efficiencies both at our Milwaukee and Mexico production facilities during our fiscal 2020 third quarter as compared to our fiscal 2019 third quarter and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $469,000 in the current year period as compared to the prior year period due to a favorable Mexican peso to U.S. dollar exchange rate between these nine-month periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 19.57 pesos to the dollar in the current year period from approximately 19.36 pesos to the dollar in the prior year period.

	Nine Months Ended
	March 29, 2020	March 31, 2019
Gross Profit (in millions)	$43.2	$43.6
Gross Profit as a percentage of net sales	12.6%	12.2%

Gross profit dollars decreased in the current year period as compared to the prior year period as a result of a decrease in sales mostly offset by a decrease in cost of goods sold, as discussed above. Gross profit as a percentage of net sales increased between periods. The increase was due to improvements in our operations for the nine month period at our paint and assembly facility in Leon, Mexico, improved manufacturing efficiencies both at our Milwaukee and Mexico production facilities during our fiscal 2020 third quarter as compared to our fiscal 2019 third quarter and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. These favorable impacts were partially offset by a $2.7 million non-cash compensation expense charge related to the December 2019 transfer of excess Qualified Pension Plan assets and an increase in the Mexican minimum wage for our Mexican workforce effective January 1, 2019, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Nine Months Ended
	March 29, 2020	March 31, 2019
Expenses (in millions)	$35.8	$33.2
Expenses as a percentage of net sales	10.4%	9.3%

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

Income from operations was $7.5 million in the current year period compared to $10.4 million in the prior year period due to a reduction in gross profit margin dollars and an increase in engineering, selling and administrative expenses, all as discussed above.

The equity (loss) earnings of joint ventures was comprised of the following in the current year period and prior year period (in thousands):

	Nine Months Ended
	March 29, 2020	March 31, 2019
Vehicle Access Systems Technology LLC	$36	$2,427
STRATTEC Advanced Logic, LLC	19	24
	$55	$2,451

Lower profitability from our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures is due to lower profitability in our VAST China operation related to extended OEM customer plant shutdowns associated with the COVID-19 outbreak and higher development costs for new programs and startup costs associated with a new plant in Jingzhou, China, which we believe will give VAST added capacity, efficiencies, and a broader geographic footprint in the China market going forward. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions. The business of SAL LLC has been wound down to sell only commercial biometric locks.

Included in Other Income (Expense), net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	March 29, 2020	March 31, 2019
Foreign Currency Transaction Gain (Loss)	$2,067	$(261)
Unrealized (Loss) Gain on Peso Forward Contracts	(1,048)	116
Realized Gain on Peso Forward Contracts	—	344
Pension and Postretirement Plans Cost	(352)	(662)
Rabbi Trust (Loss) Gain	(365)	57
Other	673	108
	$975	$(298)

Foreign currency transaction gains and losses during the current year period and prior year period resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 29, 2020 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 15.5% and 33.1% for the nine months ended March 29, 2020 and March 31, 2019, respectively. During the nine month period ended March 29, 2020, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed under Pension and Postretirement Benefits above. During the period ended March 31, 2019, our effective tax rate was impacted by the discrete impact of the pension termination settlement charge, as discussed under Pension and Postretirement Benefits above, and by a discrete tax benefit of $372,000, which represents measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings occurring as a result of the enactment of the Tax Cuts and Jobs Act of 2017. Our effective tax rate prior to discrete impacts increased from 10.7 percent for the nine month period ended March 31, 2019 to 18.3 percent for the nine month period ended March 29, 2020 due to a larger tax benefit in the nine month period ended March 31, 2020 resulting from the carry-back of forecasted losses for our fiscal 2020, which are the result of forecasted losses in our fiscal 2020 fourth quarter resulting from the COVID-19 outbreak, to tax years with a higher statutory rate. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit, the forecasted carry-back of losses to tax years with a higher statutory rate and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (in millions)

	March 29, 2020	June 30, 2019

Current Assets	$156.5	$156.6
Current Liabilities	76.1	79.3
Working Capital	$80.4	$77.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 29, 2020 was as follows (in millions):

Fiat Chrysler Automobiles	$16.9
General Motors Company	$19.9
Ford Motor Company	$7.3

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of March 29, 2020, $2.6 million of our $10.2 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Nine Months Ended
	March 29, 2020	March 31, 2019
Cash Flows from:
Operating Activities	$29.9	$24.7
Investing Activities	$(10.3)	$(13.7)
Financing Activities	$(17.0)	$(9.7)

The increase in cash provided by operating activities between periods is due to the improvement in our financial results between periods prior to non-cash items such as depreciation, foreign currency transaction gains and losses, equity earnings and losses of joint ventures, unrealized gains and losses on peso forward contracts, pension settlement charges, and non-cash compensation expense. Cash provided by operating activities reflected a net decrease in our working capital requirements between periods of approximately $1.6 million, with the net decrease in our working capital requirements being made up of the following working capital changes (in millions):

	Increase (Decrease) in Working Capital Requirements
	Nine Months Ended
	March 29, 2020	March 31, 2019	Change
Accounts Receivable	$(11.0)	$14.4	$(25.4)
Inventory	$11.1	$0.2	$10.9
Other Assets	$(1.8)	$(7.6)	$5.8
Accounts Payable and Accrued Liabilities	$(3.7)	$(10.8)	$7.1

The period over period change in the accounts receivable balances is the result of the amount and timing of sales during each period. The reduction in accounts receivable balances during the current year-to-date period reflected reduced sales levels toward the end of our March 2020 period as compared to the end of our June 2019 period, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants due to the COVID-19 outbreak. The increase in accounts receivable balances during the prior year-to-date period reflected increased sales levels toward the end of our March 2019 period as compared to the end of our June 2018 period. The period over period change in inventory reflected an increase in inventory balances during the current year-to-date period due to an inventory build-up resulting from our OEM customers reducing production schedules and closing their assembly plants due to COVID-19. The period over period change in other assets was primarily the result of a reduction in customer tooling balances during the prior year-to-date period. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. The prior year-to-date change in customer tooling balances was the result of the timing of tooling development spending required to meet customer production requirements and related customer billing for tooling cost reimbursement. The period over period change in accounts payable and accrued liability balances was primarily the result of an increase accounts payable balances during the prior year-to-date period, which resulted from the timing of purchases and payments with our vendors based on normal payment terms.

Net cash used by investing activities of $10.3 million during the current year period and $13.7 million during the prior year period were the result of capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Net cash used in financing activities during the current year period of $17.0 million included repayments of borrowings under credit facilities of $15.0 million, $1.6 million of regular quarterly dividend payments to shareholders and $980,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $543,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan. Net cash used in financing activities of $9.7 million during the prior year period included repayments of borrowings under credit facilities of $9.0 million, $1.5 million of regular quarterly dividend payments to shareholders and $1.4 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by $2 million in additional borrowings under credit facilities.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of its business. No capital contributions were made to VAST LLC during the nine months ended March 29, 2020. During the nine months ended March 31, 2019, capital contributions totaling $600,000 were made to VAST LLC collectively by all VAST LLC partners. STRATTEC’s portion of these capital contributions totaled $200,000. During the nine months ended March 29, 2020 and March 31, 2019, VAST LLC made capital contributions to Sistema de Acesso Veicular Ltda totaling $200,000 and $975,000, respectively. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda will require a capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during the remainder of calendar year 2020. STRATTEC’s portion of the capital contributions is anticipated to be $100,000. During the nine months ended March 29, 2020, VAST LLC made no capital contributions to Minda-VAST Access Systems. Due to Minda-VAST Access System recently experiencing losses and currently being shut-down due to the COVID-19 outbreak, future capital contributions may be required.

STRATTEC Advanced Logic, LLC Cash Requirements

During all periods presented in this report, STRATTEC provided 100 percent of the financial support to fund the start-up operating losses of SAL LLC through loans due to our joint venture partner’s inability to contribute capital to this joint venture. The business of SAL LLC has been wound down to sell only commercial biometric locks. We anticipate STRATTEC will provide minimal to no funding for SAL LLC for the remainder of fiscal year 2020.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $14 million to $15 million in total in fiscal 2020, of which $10.3 million has been made through March 29, 2020, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at March 29, 2020. A total of 3,655,322 shares have been repurchased over the life of the program through March 29, 2020, at a cost of approximately $136.4 million. No shares were repurchased during the nine month periods ended March 29, 2020 or March 31, 2019. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2020.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018 and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. As of March 29, 2020, we were in compliance with all financial covenants required by these credit facilities. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $12 million at March 29, 2020 and $18 million at June 30, 2019. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $13.8 million and 2.9 percent, respectively, during the nine months ended March 29, 2020. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $15 million at March 29, 2020 and $24.0 million at June 30, 2019. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $20.1 million and 3.2 percent, respectively, during the nine months ended March 29, 2020.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $36,000 during the nine months ended March 29, 2020 and $2.4 million during the nine months ended March 31, 2019. During the nine months ended March 29, 2020, no capital contributions were made to VAST LLC. During the nine months ended March 31, 2019, capital contributions totaling $600,000 were made to VAST LLC collectively by all VAST LLC partners. STRATTEC’s portion of these capital contributions totaled $200,000.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $2.6 million during the nine months ended March 29, 2020 and approximately $1.7 million during the nine months ended March 31, 2019.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in decreased net income to STRATTEC of approximately $167,000 during the nine months ended March 29, 2020 and increased net income to STRATTEC of approximately $2.8 million during the nine months ended March 31, 2019.

SAL LLC was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL LLC was 51 percent owned by STRATTEC for all periods presented in this report. Our investment in SAL LLC, for which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. The activities related to SAL LLC resulted in equity income of joint ventures to STRATTEC of approximately $19,000 during the nine months ended March 29, 2020 and approximately $24,000 during the nine months ended March 31, 2019. During all periods presented in this report, 100 percent of the funding for SAL LLC was being made through loans from STRATTEC to SAL LLC. Therefore, for all periods presented in this report, even though STRATTEC maintains a 51 percent ownership interest in SAL LLC, STRATTEC recognized 100 percent of the losses of SAL LLC up to our committed financial support through Equity (Loss) Earnings of Joint Ventures in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income. The business of SAL LLC has been wound down to sell only commercial biometric locks.

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

Item 1A—Risk Factors

The following is an addition to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 5, 2019.

We have significant international operations and face the risk that the Coronavirus or other health epidemics could disrupt our operations or the operations of our suppliers.

The Coronavirus (COVID-19) pandemic is adversely affecting, and is expected to continue to adversely affect, our operations and supply chains and we have experienced and expect to continue to experience reductions in demand for certain of our products and services. Because we manufacture our products in facilities around the world, including in Mexico and through our joint venture partners in Europe, China and India, we are and will continue to be vulnerable to an outbreak of COVID-19 or other contagious diseases in those regions as well as in the United States. The effects of COVID-19 and other contagious diseases have included and may continue to include disruptions or restrictions on our ability to travel, our ability to manufacture our affected products and our ability to ship these affected products to customers as well as disruptions that have and may continue to affect our suppliers, including those in these regions or other affected regions of the world, including in China and neighboring countries. Current and future disruption of our ability to manufacture or distribute our products or of the ability of our suppliers to deliver key raw materials on a timely basis has had and could continue to have a material adverse effect on our sales and operating results. In addition, the COVID-19 outbreak and future outbreaks of contagious diseases in the human population has resulted in and could continue to result in a widespread health crisis that adversely affects the economies and financial markets of many countries (including those where we operate or where our products are ultimately used), resulting in an economic downturn that has and could continue to affect demand for our products and impact our operating results.

We have been adhering to guidelines and mandates from governmental and health organizations in the territories that we have locations and production facilities, and have implemented various risk mitigation plans to reduce the risk of spreading COVID-19. To that end, we have encouraged working remotely where applicable, adopted social distancing where appropriate, implemented travel restrictions, and we are taking actions to ensure that locations and facilities are cleaned and sanitized regularly. All of these actions may impact our operations and profitability. Further, we have complied with and may be required to comply with additional foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, which have resulted in and may result in additional temporary reduction in or suspension in work at certain of our locations and production facilities. All of these additional actions have and will continue to adversely impact our operating results.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 29, 2020, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended March 29, 2020.

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

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 7, 2020	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)