Form 10-K
period 2020-06-28
STRATTEC SECURITY CORP
filed 2020-09-03
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

For the fiscal year ended June 28, 2020.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐Yes   ☒No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 29, 2019 (the last business day of the Registrant’s most recently completed second quarter), was approximately $79,564,000 (based upon the last reported sale price of the Common Stock at December 27, 2019 on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On July 31, 2020, there were outstanding 3,819,669 shares of the Registrant’s $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated

Portions of the Proxy Statement dated September 3, 2020, for the Annual Meeting of Shareholders to be held on October 6, 2020.	III

STRATTEC SECURITY CORPORATION

ANNUAL REPORT IN FORM 10-K

June 28, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s Proxy Statement, dated September 3, 2020, which is incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning.  These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K.  The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies, work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, changes in the costs of operations, changes in the volume and scope of product returns and warranty claims, adverse business and operational issues resulting from the Coronavirus (COVID-19) pandemic and other matters described under “Risk Factors” in Part I, Item 1A of this report.

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

PART I

ITEM 1. BUSINESS

Basic Business

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Plastics Inc., doing business as ADAC Automotive (“ADAC”), of Grand Rapids, Michigan called VAST Automotive Group (“VAST”). Under this unique strategic relationship STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described under Vehicle Access Systems Technology LLC herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each VAST Automotive Group partners’ products.

History

The product line that became STRATTEC was part of Briggs & Stratton Corporation’s founding business in 1908. In 1995, STRATTEC was spun off from Briggs & Stratton through a tax-free distribution to the then-existing Briggs & Stratton shareholders and has been an independent public company for over twenty-five years.

Our history in the automotive security business spans over 110 years. STRATTEC has been the world’s largest producer of automotive locks and keys since the late 1920s, and we currently maintain a significant share of the North American markets for these products.

Products

Our traditional products are lock sets (locks and keys) for cars and light trucks. Typically, two keys are provided with each vehicle lockset.  Most of the vehicles we currently supply are using keys with sophisticated radio frequency identification technology for additional theft prevention. Keys with remote entry devices integrated into a single unit and bladeless electronic keys as well as turn-key passive entry passive start systems (PEPS) have been added to our product line and are gaining in popularity.

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

We have developed and are continuing to develop access control products, including trunk latches, lift gate latches, tailgate latches, hood latches, side door latches and related hardware. With our acquisition of Delphi Corporation’s Power Products Group in fiscal 2009, we are now supplying power access devices for sliding side doors, tailgates, lift gates and trunk lids. Through a joint venture formed with ADAC Automotive during fiscal 2007, we also supply painted and non-painted door handles and components and related vehicle access hardware.

In recent years, more and more vehicle access systems have moved from purely mechanical components to integrated electro-mechanical systems. STRATTEC has been at the forefront of this new technology, working with Original Equipment Manufacturers’ (OEMs) product development and purchasing groups to provide cost-effective, innovative solutions to the challenges facing our customers.

STRATTEC’s customer-focused structure and formalized product development process helps us identify and meet customer needs in the shortest time possible. From concept and design, through implementation and into the aftermarket, STRATTEC delivers products that provide the optimum value solution to security and access control requirements. We have a comprehensive Products & Solutions portfolio that can be viewed on our website at www.strattec.com (see “Available Information” below for additional information).

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

Direct sales to various OEMs represented approximately 77% of our total sales for fiscal 2020.  The remainder of our revenue is received primarily through sales to the OEM service channels, the aftermarket and Tier 1 automotive supplier customers, and sales of certain products to non-automotive commercial customers.

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

The majority of our OEM products are sold in North America. While some exporting is done to Tier 1 and automotive assembly plants in Europe, Asia and South America, we are in the process of expanding our presence in these markets and elsewhere through the Vehicle Access Systems Technology LLC (VAST LLC) joint venture we jointly own with WITTE Automotive and ADAC Automotive.  VAST is described in more detail on pages 4, 5, and 43 through 45 in this Form 10-K.

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

Customer Sales Focus

To bring the proper focus to the relationships with our major customers, we have six customer-focused teams, each with a Director of Sales, one or two Engineering Program Managers and various Customer Application Engineers. In addition to customer teams for General Motors, Ford and Fiat Chrysler, we currently have teams for New Domestic Vehicle Manufacturers (primarily the Japanese and Korean automotive manufactures), Driver Control/Ignition Lock Housing customers, Tier 1 customers, and Service and Aftermarket customers. Sales and engineering for ADAC-STRATTEC LLC (described in greater detail below) are supported by our partner in this joint venture, ADAC Automotive.

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

Operations

A significant number of the components that go into our products are manufactured at our headquarters in Milwaukee, Wisconsin. This facility produces zinc die cast components, stampings and milled key blades. We have three owned production facilities currently in operation in Juarez, Mexico operating as STRATTEC de Mexico. Plant No. 1 houses assembly operations for locksets and ignition lock housings. Plant No. 2 houses our key finishing and plastic injection molding operations, as well as containing dedicated space for the assembly operations of ADAC-STRATTEC de Mexico. Plant No. 3 houses both latch and power access assembly operations for STRATTEC Power Access de Mexico. Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico and is owned by the ADAC-STRATTEC de Mexico joint venture.

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

With the expansion of the alliance, we can offer a full range of access control related products available on a global basis to support customer programs. To identify this powerful combination of independent companies focused on working together, we renamed the joint venture Vehicle Access Systems Technology LLC (VAST LLC). We now refer to the combination of the alliance structure and joint venture as “VAST Automotive Group” (VAST). WITTE is now called WITTE Automotive, and ADAC is now doing business as ADAC Automotive. We have adopted a common graphic image in which we share a logo mark and colors, and a specific VAST logo used on the partners’ printed and electronic presentation materials. What is now VAST made investments with a local partner in Brazil in September, 2001, and local partners in China in March, 2002. However, during fiscal 2010, VAST LLC purchased the remaining 40 percent interest of its local partners in the China venture. VAST China is now wholly owned by VAST LLC and had annual net sales of approximately $152 million and $162 million during fiscal 2020 and 2019, respectively. This was an important step which gives STRATTEC a one-third interest in VAST China’s activities in the important growing Chinese/Asian market for manufacturing and assembly of painted door handles, locksets and latch products. VAST China currently operates out of two manufacturing facilities in Taicang and Fuzhou, China and is in the process of constructing a third manufacturing facility in Jingzhou, China, which became operational during the fourth quarter of our fiscal 2020 to support new growth in the China market. In March, 2014, VAST LLC purchased the remaining 49 percent interest of its local partner in Brazil, which had annual net sales of approximately $1.4 million and $724,000 during fiscal years 2020 and 2019, respectively.

On April 30, 2015 VAST LLC executed a purchase agreement to become a 50:50 Joint Venture partner with Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively, “Minda”). As part of this transaction, VAST acquired a fifty percent equity interest in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India. This joint venture entity was renamed Minda-VAST Access Systems (“Minda-VAST”). Minda-VAST has operations in Pune and Delhi and had annual sales of approximately $18 million and $30 million during fiscal years 2020 and 2019, respectively. Minda is a leading manufacturer of security & access products and handles, for both OEMs and the aftermarket in India. Minda-VAST financial results are accounted for on the equity method of accounting by VAST LLC.

For further VAST LLC financial information, see “Equity (Loss) Earnings of Joint Ventures” included in Notes to Financial Statements under Item 8 in this Form 10-K.

VAST is the embodiment of STRATTEC’s, WITTE’s and ADAC’s globalization strategy. We are developing VAST as a global brand with which we are jointly pursuing business with identified global customers. Those identified customers are General Motors, Ford, Fiat/Chrysler, Volkswagen, Honda, Volvo, Renault/Nissan and Hyundai/Kia.

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

ADAC-STRATTEC LLC and ADAC-STRATTEC de MEXICO

During fiscal 2007, we formed a new entity with ADAC Automotive called ADAC-STRATTEC LLC including a wholly owned Mexican subsidiary ADAC-STRATTEC de Mexico (collectively, ASdM). The purpose of this joint venture is to produce certain ADAC and STRATTEC products utilizing ADAC’s plastic molding injection expertise and STRATTEC’s assembly capability. ASdM currently operates out of defined space in STRATTEC de Mexico Plant No. 2 located in Juarez, Mexico. Products from this joint venture include non-painted door handle components and exterior trim components for OEM customers producing in North America. STRATTEC owns 51% of this joint venture and its financial results are consolidated into STRATTEC’s financial statements. In our fiscal years ending 2020 and 2019, ASdM was profitable and represented $98.2 million and $117.0 million, respectively, of our consolidated net sales. STRATTEC de Mexico Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico.

STRATTEC POWER ACCESS LLC and STRATTEC POWER ACCESS de MEXICO

During fiscal year 2009, we formed a new subsidiary with WITTE Automotive called STRATTEC POWER ACCESS LLC (SPA) to acquire the North American business of the Delphi Power Products Group.  WITTE is a 20 percent minority owner. SPA in turn owns 100 percent of a Mexican subsidiary, STRATTEC POWER ACCESS de Mexico. The purpose of this subsidiary is to produce power access devices for sliding side doors, lift gates and trunk lids. STRATTEC POWER ACCESS de Mexico currently operates out of defined space in STRATTEC de Mexico Plant No. 3 located in Juarez, Mexico. Financial results for SPA are consolidated in STRATTEC’s financial statements. For fiscal year 2020, SPA was unprofitable due to the COVID-19 pandemic (COVID-19) and represented $63.8 million of our net sales. For fiscal year 2019, SPA was profitable and represented $92.7 million of our consolidated net sales.

STRATTEC Advanced Logic LLC

During the fourth quarter of fiscal year 2013, we formed a new joint venture with Actuator Systems LLC called NextLock LLC, which was subsequently renamed STRATTEC Advanced Logic LLC. STRATTEC owned 51% of this joint venture and its financial results were accounted for on the equity method of accounting. The purpose of this joint venture was to assemble and sell the next generation of biometric security products based upon the residential and commercial designs of Actuator Systems. This joint venture had minimal sales activity in both fiscal 2020 and 2019. During fiscal 2018, we, along with our joint venture partner, reduced operating the business of STRATTEC Advanced Logic LLC to selling only RTS commercial biometric locks. STRATTEC Advanced Logic LLC was dissolved during the fourth quarter of fiscal 2020.

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

Vehicle List

2021 Vehicles

We are proud to be associated with many of the quality vehicles produced in North America and elsewhere.

The following cars and light trucks are equipped with STRATTEC components during our 2021 fiscal year:

PASSENGER CARS

Acura NSX	Chevrolet Corvette	Honda Civic
Aston Martin DB 11*	Chevrolet Malibu	Lincoln Continental
Aston Martin DBX *	Chevrolet Onix *	Lincoln MKZ
Aston Martin Rapide *	Chevrolet Sonic *	Maserati Ghibli *
Aston Martin Vanquish*	Chevrolet Spin *	Maserati MC *
Aston Martin Vantage *	Chrysler 300	Maserati Quattroporte *
Buick Excelle *	Dodge Challenger	Opel Astra *
Buick LaCrosse *	Dodge Charger	Opel Corsa*
Buick Regal *	Ford Focus *	Open Insignia *
Cadillac ATS *	Ford GT	Tesla Model S
Cadillac CT6*	Ford Ka *	Tesla Model X
Cadillac XTS *	Ford Mondeo*	Tesla Model 3
Chevrolet Bolt EV	Ford Mustang	Volkswagen Jetta
Chevrolet Camaro	Honda Accord

LIGHT TRUCKS, VANS AND SPORT UTILITY VEHICLES

Acura MDX	Chrysler Voyager	Honda CRV
Acura RDX	Dodge Durango	Honda RDX
Buick Enclave	Dodge Grand Caravan	Honda Odyssey
Buick Encore*	Ford Bronco	Jeep Cherokee
Buick Envision*	Ford Bronco Sport	Jeep Compass
Cadillac Escalade	Ford Edge	Jeep Gladiator
Cadillac Escalade ESV	Ford Escape	Jeep Grand Cherokee
Cadillac XT4	Ford Expedition	Jeep Wrangler/Wrangler
Cadillac XT5	Ford Explorer	Unlimited
Chevrolet Blazer	Ford F-Series Pickup	Kia Sedona *
Chevrolet Colorado *	Ford F-Series Super Duty	Lincoln Avaitor
Chevrolet Equinox	Pickup	Lincoln Corsair
Chevrolet Express Van	Ford Mustang Mach-E	Lincoln Nautilus
Chevrolet Silverado &	Ford Ranger	Lincoln Navigator
Silverado HD Pickup	Ford Transit Connect *	Maserati Levante *
Chevrolet Suburban	GMC Acadia	Opel Mokka *
Chevrolet Tahoe	GMC Terrain	Ram 1500 Pickup
Chevrolet Tracker *	GMC Canyon *	Ram 1500 Classic Pickup
Chevrolet Trail Blazer *	GMC Savana	Ram Heavy Duty Lineup
Chevrolet Trax *	GMC Sierra & Sierra HD	Volkswagen Tiguan
Chevrolet Traverse	Pickup
Chrysler Pacifica	GMC Yukon and Yukon XL

* Vehicles produced outside of North America, or both in and outside North America.

Emerging Technologies

Automotive vehicle access systems, which are both theft deterrent and consumer friendly, are trending toward electro-mechanical and connected devices.  Electronic companies are developing user identification systems such as bio-systems, card holder (transmitter) systems, etc., while mechanical locks, keys, housings, and latches are evolving to accommodate electronics. We believe we are positioning ourselves as a vehicle access control supplier by building our product, engineering and manufacturing expertise in the required electro-mechanical products, which include vehicle access latches, keys with remote entry electronic systems, ignition interface systems with passive start and phone as a key (PaaK) capabilities. In both 2018 and 2019, we were awarded the Automotive News Pace Award for Excellence and Innovation for our Invis-A-RiseTM Power Liftgate and Invis-A-RiseTM Power Tailgate products. As the automotive industry continues developing various levels of autonomous vehicles, we believe that we are well positioned to continue the development and incorporation of power sliding doors, power tailgates and other consumer convenience features into these types of vehicles.

These technologies benefit us by increasing our potential customer base as a Tier 2 supplier while maintaining our Tier 1 status on some product lines and by adding additional product line availability.

Sources and Availability of Raw Materials

Our primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum and plastic resins. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity. We believe our sources for raw materials are very reliable and adequate for our needs. We have not experienced any significant long term supply problems in our operations and do not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included under Item 1A of this Form 10-K.

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

Dependence Upon Significant Customers

A very significant portion of our annual sales are to General Motors Company, Ford Motor Company, and Fiat Chrysler Automobiles.  These three customers accounted for approximately 62 percent our net sales in 2020 and 60 percent of our net sales in 2019.  Further information regarding sales to our largest customers is set forth under the caption “Risk Factors - Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included under Item 1A of this Form 10-K and “Notes to Financial Statements-Sales and Receivable Concentration” included in Notes to Financial Statements under Item 8 in this Form 10-K.

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

Sales and Marketing; Backlog

We provide our customers with engineered access control products including locksets, fobs, push button passive entry passive start ignition systems, steering column lock housings, electromechanical latches, power sliding door systems, power tailgate systems, power liftgate systems, power decklids, painted and non-painted door handles, door handle components and trim and other access products which are unique to specific vehicles. Any given vehicle will typically take 1 to 3 years of development and engineering design time prior to being offered to the public. The access control products are designed concurrently with the vehicle. Therefore, commitment to STRATTEC as the production source for such products and components occurs 1 to 3 years prior to the start of production for such components. We employ an engineering staff that assists in providing design and technical solutions to our customers. We believe that our engineering expertise is a competitive advantage and contributes toward our strong market position in our industry. For example, we regularly provide innovative design proposals for our product offerings to our customers that we believe will improve customer access, vehicle security system quality, theft deterrence and system cost.

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

Our lockset, steering column lock housing, latches and power access competitors include Huf North America, Ushin, Valeo, Tokai-Rika, Alpha-Tech, Honda Lock, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva, Novares and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included under Item 1A of this Form 10-K.

Research and Development

We engage in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2020 and 2019, we incurred approximately $9.8 million and $13.8 million, respectively, on research and development. We believe that, historically, we have committed sufficient resources to research and development and we intend to continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect our interests resulting from these activities.

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

Employees

At June 28, 2020, we had approximately 3,831 full-time employees, of which approximately 200 or 5.2 percent were represented by a labor union, which accounts for all production employees at our Milwaukee facility.  The current contract with the unionized employees is effective through September 17, 2021.  During June 2001, there was a 16-day strike by the represented employees at our Milwaukee facility. Further information regarding the strike, work stoppages and other labor matters are discussed under “Risk Factors - Disruptions Due to Work Stoppages and Other labor Matters” under Item 1A in this Form 10-K.

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

ITEM 1A.  RISK FACTORS

We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

Coronavirus or Other Health Epidemics – The Coronavirus (COVID-19) pandemic is adversely affecting, and is expected to continue to adversely affect, our operations and supply chains and we have experienced and expect to continue to experience reductions in demand for certain of our products and services as a result of the pandemic. Because we manufacture our products in facilities around the world, including in Mexico and through our joint venture partners in Europe, China and India, we are and will continue to be vulnerable to an outbreak of COVID-19 (or the resurgence of such an outbreak) or other contagious diseases in those regions as well as in the United States. The effects of COVID-19 and other contagious diseases have included and may continue to include disruptions or restrictions on our ability to travel, our ability to manufacture our affected products and our ability to ship these affected products to customers as well as disruptions that have and may continue to affect our key customers and suppliers, including those in these regions or other affected regions of the world, including in the United States, Mexico, China and neighboring countries. Current and future disruption of our ability to manufacture or distribute our products or of the ability of our customers to take orders of our products or our suppliers to deliver key raw materials on a timely basis has had and could continue to have a material adverse effect on our sales and operating results. In addition, the COVID-19 outbreak (or a worsening of this outbreak) and future outbreaks of contagious diseases in the human population has resulted in and could continue to result in a widespread health crisis that adversely affects the economies and financial markets of many countries (including those where we operate or where our products are ultimately used), resulting in an economic downturn that has and could continue to affect demand for our products and impact our operating results.

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

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company and Fiat Chrysler Automobiles represented approximately 62 percent of our annual net sales (based on fiscal 2020 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, a reduction in vehicle content, the early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues and net income.

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

Production Slowdowns by Customers – Our major customers and many of their suppliers were significantly impacted by the Great Recession of 2008/2009. Many of our major customers instituted production cuts during our fiscal 2009 and 2010. While production subsequently increased after the cuts made in 2009, additional economic slowdowns or pandemics could bring about new production cuts which could have a material adverse effect on our existing and future revenues and net income.

Financial Distress of Automotive Supply Base – During the Great Recession, which impacted calendar years 2009 and 2010, deteriorating automotive industry conditions adversely affected STRATTEC and our supply base. Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. During the above time frame, several automotive suppliers filed for bankruptcy protection or ceased operations. The potential continuation or renewal of financial distress within the supply base (whether from COVID-19 or otherwise) and suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions. In addition, the potential for future adverse industry conditions (including from COVID-19 or otherwise) may require us to provide financial assistance or other measures to ensure uninterrupted production. The continuation or renewal of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

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

Foreign Operations – We own and operate manufacturing operations in Mexico. As discussed below under “Investment in Joint Ventures and Majority Owned Subsidiaries” included in Notes to Financial Statements under Item 8 in this Form 10-K, we also have joint venture and majority owned investments in Mexico, Brazil, China and India. As these operations continue to expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations. The success of these joint venture operations may be impacted by our partners’ ability to influence business decisions and therefore the operating results of the joint ventures could be adversely impacted. These influences, as well as conflicts or disagreements with our joint venture partners, could negatively impact the operations and financial results of our joint venture investments, which could have an adverse impact on our financial results. In addition, failure of our partners to be able to continue to fund their portion of the joint venture operations could have a material adverse effect on the financial condition and financial results of our joint venture investments, which could have a material adverse effect on our financial results. The joint venture investments in China generated losses in 2012 and 2013 due to relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally and externally by VAST China. Additionally, our VAST LLC joint ventures in Brazil and India continue to report losses due to the weak automotive build in those regions. The impact of any future planned capital expenditures or future expansion by VAST LLC in China, Brazil and India, may result in the need for additional future capital contributions to fund the operations of these joint venture investments.

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

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and September 2019. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with our unionized associates is effective through September 17, 2021. We may encounter further labor disruption and we may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business and our financial results. Labor contracts between General Motors Company, Ford Motor Company and Fiat Chrysler Automobiles and their unionized associates under the United Auto Workers union expire in September 2023. In addition, their respective labor agreements with the Canadian auto workers union expire in September and October 2020. Labor disruptions encountered by our customers during the contract period could have an adverse effect on our business and our financial results.

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

Qualified Personnel – Our business success depends, to a significant degree, on attracting and retaining qualified personnel. Our ability to sustain and grow our business requires us to hire, retain, develop and motivate a highly skilled and diverse management team and workforce. These types of employees are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive and we may lose key employees or be forced to increase their compensation to retain these types of employees.  Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes resulting from any future leadership transition or corporate initiatives could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations, including by significantly increasing our recruitment, training and other related employee costs.  The loss of key personnel, or the failure to attract qualified personnel, could have a material adverse effect on our business, financial condition or results of operations.

Credit Facilities – Historically, from time to time we have relied on our existing credit facilities to provide us with adequate working capital to operate our business and fund our capital expenditures, including our expansion initiatives.  We cannot provide assurance that we will be able to refinance, extend the maturity of, or otherwise amend the terms of our existing credit facilities, or that any refinancing, extension, or amendment will be on terms favorable to us or even on commercially reasonable terms. If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities.  Moreover, new credit facilities resulting from any refinancing of our existing facilities could have a significantly higher rate of interest and greater borrowing costs than our existing facilities. We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements.  If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.

There can be no assurance that the financial terms or covenants of any new credit facility will be the same or as favorable as those under our existing facilities. Additionally, our ability to complete a refinancing of our existing credit facilities prior to their respective maturities is subject to a number of conditions beyond our control. For example, if a disruption in the financial markets were to occur at the time that we intended to refinance our credit facilities, we might be restricted in our ability to access the credit lines. The restrictive covenants in any such new credit facility may limit our ability to engage in acts that may be in our best long term interests.  A breach of any of these types of restrictive covenants in our credit facilities could result in a default under these facilities.  If a default occurs, the lenders under our credit facilities may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowings and to exercise any other rights they have under the facilities or applicable law.

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

Registered shareholders of record at June 28, 2020, were 1,040.

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  Since inception of the stock repurchase program, the Board of Directors has periodically increased the number of shares authorized for repurchase under the program.  At June 28, 2020, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395.  The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through June 28, 2020, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the year ended June 28, 2020.

ITEM 6.   SELECTED FINANCIAL DATA

The financial data for each period presented below reflects the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary and its majority owned subsidiaries. Fiscal years 2016 and 2017 have been retrospectively adjusted for the adoption of an update to the accounting guidance for the presentation of net periodic pension cost and net periodic postretirement benefit cost which requires the service cost component of net periodic benefit cost to be reported in the same line items as other compensation costs arising from services rendered by the pertinent employees during the applicable period while remaining components of net periodic benefit cost are required to be presented separately outside a subtotal of income from operations. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Financial Statements and Notes thereto included elsewhere herein. The following data are in thousands of dollars except per share amounts.

	Fiscal Years
	2020	2019	2018	2017	2016
INCOME STATEMENT DATA
Net sales	$385,300	$487,006	$439,195	$417,325	$401,419
Gross profit	35,446	57,800	54,443	60,955	65,726
Engineering, selling and administrative expenses	44,108	47,186	41,168	46,113	43,547
(Loss) Income from operations	(8,662)	10,614	13,275	14,842	22,179
Interest income	—	—	8	136	25
Equity (loss) earnings of joint ventures	(209)	2,783	4,532	666	(2,235)
Interest expense	(920)	(1,615)	(1,137)	(417)	(176)
Pension termination settlement charge	—	(31,878)	—	—	—
Other income (expense), net	1,668	(337)	1,020	1,167	(603)
(Loss) income before taxes and non-controlling interest	(8,123)	(20,433)	17,698	16,394	19,190
(Benefit) provision for income taxes	(2,266)	(7,740)	2,070	4,284	5,068
Net (loss) income	(5,857)	(12,693)	15,628	12,110	14,122
Net income attributable to non-controlling interest	1,748	4,336	3,345	4,913	4,973
Net (loss) income attributable to STRATTEC SECURITY CORPORATION	$(7,605)	$(17,029)	$12,283	$7,197	$9,149
(Loss) earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$(2.04)	$(4.63)	$3.39	$2.01	$2.55
Diluted	$(2.04)	$(4.63)	$3.32	$1.96	$2.51
Cash dividends declared per share	$0.42	$0.56	$0.56	$0.56	$0.52
BALANCE SHEET DATA
Net working capital	$77,228	$77,369	$82,310	$61,110	$70,236
Total assets	$265,545	$312,736	$307,175	$273,714	$242,176
Long-term liabilities	$41,964	$45,657	$55,136	$33,105	$23,449
Total STRATTEC SECURITY CORPORATION Shareholders’ equity	$152,222	$163,388	$162,158	$151,088	$139,332

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

Executive Overview

Historically, a significant portion of our total net sales have been to domestic automotive OEMs (General Motors, Ford and Fiat Chrysler). During the past two decades these customers lost North American market share to the New Domestic automotive manufacturers (primarily the Japanese and Korean automotive manufacturers). In addition to our dependence on our customers’ maintaining their market share, our financial performance depends in large part on conditions in the overall automotive industry, which in turn, are dependent upon the U.S. and global economies. During fiscal years 2020 and 2019, the above domestic automotive OEMs together represented 62 percent and 60 percent, respectively, of our total net sales.

During fiscal years 2020 and 2019, we experienced stronger sales demand for our components from our major North American customers noted above as it relates to light trucks and both sport utility and car based utility vehicles in comparison to passenger cars, which was likely influenced by lower gas prices and customer preferences. If gas prices continue to remain flat or slightly higher over the next several years, we anticipate this consumer buying trend will continue, which is approximately 70 percent light trucks and sport utility vehicles in comparison to 30 percent passenger car vehicle purchases today. During the last 3-5 years our major customers General Motors, Ford and Fiat Chrysler eliminated passenger car production on several models in North America in anticipation to improve their overall profitability going forward.

Fiscal 2020 net sales were $385 million compared to $487 million in 2019. The reduced sales in fiscal year 2020 was attributed to the General Motors labor strike with the United Auto Workers in September and October 2019 which reduced net sales to General Motors by approximately $10 million and as a result of the COVID-19 pandemic. During March, April and May 2020, the North American OEM assembly plant operations were shut down for the COVID-19 pandemic reducing our net sales to our customers by approximately $78 million during that period. Net loss attributable to STRATTEC for fiscal 2020 was $7.6 million primarily attributed to the lost net sales previously described above. In response to the COVID -19 pandemic, the Company implemented temporary layoffs of production workers in our Milwaukee, WI and Mexico plant operations, reduced the US Salaried workforce by ten percent, reduced salaried working hours by ten percent, allowed remote working from home, significantly reduced nonessential operating costs, delayed capital expenditures and temporarily suspended the quarterly cash dividend to preserve cash flow during the fourth quarter of fiscal year 2020. In addition, during the fourth quarter the Company produced additional finished goods inventory in anticipation of our OEM customers pipeline fill to their dealers once vehicle production began starting up in June, 2020. Also, the Mexican Government has continued to limit our operating capacity to restart production since June 2020 due to COVID -19. Net Loss attributable to STRATTEC in fiscal 2019 was $17.0 million (which included non-cash pension settlement and compensation expense charges of approximately $28.0, net of tax relating to termination our defined pension benefit plan which is described in more detail below).

As described in "Retirement Plans and Postretirement Costs" in the Notes to Financial Statements under Item 8 in this Form 10-K, our Board of Directors approved the termination of the STRATTEC qualified, noncontributory defined benefit pension plan. During our fiscal 2019, we completed a substantial portion of the termination by (1) making distributions from the qualified pension plan trust to participants electing lump sum distributions and (2) entering into an agreement with an insurance company whereby we sold, through a series of annuity contracts, our remaining obligations under the qualified pension plan and, therefore, settled the remaining obligations under this plan with use of funds remaining in the plan. No additional cash contributions to the pension trust were required from STRATTEC to settle these pension obligations. In connection with those actions, we incurred a pre-tax settlement charge of $31.9 million during fiscal 2019. We also incurred a $4.2 million noncash compensation charge during fiscal 2019 related to the future transfer of the remaining excess pension plan assets to a STRATTEC defined contribution plan for subsequent pay-out to eligible participating STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.8 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during fiscal 2020. With these final actions, we completed the full termination of the qualified pension plan during fiscal 2020 and removed significant financial risk associated with the pension liability from the Company’s overall financial position going forward.

As we look out into the future, the July 2020 projections from our third-party forecasting service indicate that North American light vehicle production will show a significant decline in the 2020 vehicle production build due to the COVID-19 pandemic and then increase and remain steady to flat production for the next four years. By model year, based on these projections we are expecting a 2020 build of 12.8 million vehicles, 15.1 million vehicles for 2021, 15.1 million vehicles for 2022, 15.5 million vehicles for 2023 and 15.8 million vehicles for 2024. These vehicle production estimates going forward were significantly reduced due to the impact of COVID-19. As part of this third party projection, the Ford Motor Company and General Motors are expected to experience flat vehicle production volumes in their production levels during this time period. Fiat Chrysler, however, is expected to slightly decrease production as they eliminate or reduce car production on certain models during this time horizon. Of course, all of these forecasts are subject to variability based on what happens in the overall North American and global economies, especially as it relates to the world wide status of the COVID-19 pandemic that may shut down our customers assembly facilities and supply chains in the foreseeable future, potential tariff enactment by the United States Government or other foreign countries, the current levels of employment, availability of consumer credit, home equity values, fluctuating fuel prices, changes in customer vehicle and option preferences, product quality issues, including related to recall and product warranty coverage issues, and other key factors that we believe could determine whether consumers can or will purchase new vehicles or particular brands.

Focus and Strategy Going Forward

STRATTEC’s long-term strategy is focused on maximizing long-term shareholder value by driving profitable growth. Our management believes productivity improvements and cost reductions are critical to our competitiveness, while enhancing the value we deliver to our customers. In order to accomplish this, we have been pursuing, and we intend to continue to pursue over the foreseeable future, the following objectives as summarized below:

-	Streamline and standardize processes to increase productivity and improve the quality of our products
-	Maintain a disciplined and flexible cost structure to leverage scale and optimize asset utilization and procurement
-	Maintain our strong financial position by deploying capital spending targeted for growth and productivity improvement
-	Leverage the “VAST Automotive Group Brand” with customer relationships to generate organic growth from global programs
-	Offer our customers innovative products and technologies, in particular electronics capabilities, along with cost savings solutions to meet their changing demands
-	Explore and execute targeted mergers and acquisitions or other joint venture opportunities with a disciplined due diligence approach and critical financial analysis to drive shareholder value

We use several key performance indicators to gauge progress toward achieving these objectives. These indicators include net sales growth, operating margin improvement, return on capital employed and cash flow from operations.

Results of Operations

2020 Compared to 2019

	Years Ended
	June 28, 2020	June 30, 2019
Net Sales (millions of dollars)	$385.3	$487.0

Net Sales to each of our customers or customer groups in the current year and prior year were as follows (millions of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
General Motors Company	$102.5	$112.7
Fiat Chrysler Automobiles	85.0	115.3
Ford Motor Company	52.7	63.3
Tier 1 Customers	56.0	75.2
Commercial and Other OEM Customers	71.9	89.5
Hyundai / Kia	17.2	31.0
Total	$385.3	$487.0

Sales to each of our customers or customer groups decreased in the current year as compared to the prior year. As discussed in our prior filings with the Securities and Exchange Commission, we were impacted in fiscal 2020 by the General Motors UAW strike, which reduced our net sales by approximately $10 million in the current year. Additionally, during the period late March 2020 through mid-June 2020, our OEM customers reduced production schedules and closed their assembly plants due to COVID-19.  The impact of these plant closures and resulting production schedule reductions reduced our net sales in the current year by approximately $78 million.

	Years Ended
	June 28, 2020	June 30, 2019
Cost of Goods Sold (millions of dollars)	$349.9	$429.2

Direct material costs are the most significant component of our cost of goods sold and comprised $218.1 million or 62.3 percent of cost of goods sold in the current year compared to $280.5 million or 65.4 percent of cost of goods sold in the prior year. This dollar value decrease in our direct material costs of $62.4 million or 22.2 percent was due to decreased sales volumes in the current year as compared to the prior year and reduced scrap costs resulting from efforts to reduce nonconforming costs resulting from internal manufacturing process quality issues. The decrease in our direct material costs as a percentage of our cost of goods sold in the current year as compared to the prior year was due to reduced scrap costs and a reduction in sales of our power access products as a percentage of our consolidated sales. Power access products have a higher purchased content percentage as compared to our other products. Thus, the decreased sales mix of power access products between periods further reduced our direct material costs as a percentage of our cost of goods sold.

The remaining components of cost of goods sold consist of labor and overhead costs which decreased $16.9 million or 11.4 percent to $131.8 million in the current year from $148.7 million in the prior year as the variable portion of these costs decreased due to the reduction in sales volumes between years. Additionally, the decrease in labor and overhead costs in the current year as compared to the prior year was impacted by cost reduction initiatives implemented during our fiscal 2020 fourth quarter as a result of COVID-19 and the impact of a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. Cost reduction initiatives included temporary and permanent layoffs at our U.S. and Mexico locations, reductions in pay for our officers, reductions in working hours for most salaried associates, and a reduction in our U.S. salaried workforce. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $2.4 million in the current year as compared to the prior year due to a favorable Mexican peso to U.S. dollar exchange rate between these annual periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 20.50 pesos to the dollar in the current year from approximately 19.34 pesos to the dollar in the prior year. These favorable impacts were partially offset by an increase in the Mexican minimum wage for our Mexican workforce, which was effective January 1, 2019 and resulted in higher costs during the six month period ended December 2019 as compared to the prior year period. Additionally, labor and overhead costs in both the current year and prior year periods included non-cash compensation expense charges related to the transfer of excess Qualified Pension Plan assets, as discussed above. These non-cash compensation expense charges increased labor and overhead costs by $3.0 million in the current year and $2.5 million in the prior year.

	Years Ended
	June 28, 2020	June 30, 2019
Gross Profit (millions of dollars)	$35.4	$57.8
Gross Profit as a percentage of net sales	9.2%	11.9%

The decrease in gross profit dollars in the current year as compared to the prior year was attributed to the decrease in sales, partially offset by the decrease in cost of goods sold as discussed above. Gross profit as a percentage of net sales decreased between years due to the reduction in sales as discussed above, which resulted in under absorption of our fixed costs.

Engineering, Selling and Administrative Expenses in the current year and prior year were as follows:

	Years Ended
	June 28, 2020	June 30, 2019
Expenses (millions of dollars)	$44.1	$47.2
Expenses as a percentage of net sales	11.4%	9.7%

Engineering, selling and administrative expenses decreased $3.1 million between years. Due to the impacts of COVID-19, during our fiscal 2020 fourth quarter, we implemented reductions in pay for our officers, reductions in working hours for most salaried associates, and a reduction in our U.S. salaried workforce, which reduced our 2020 engineering, selling, and administrative costs. These costs were further reduced by a reduction in expenditures for new product development costs associated with utilizing third party vendors for a portion of our development work. Additionally, Engineering, selling and administrative expenses in both the current year and prior year periods included non-cash compensation expense charges related to the transfer of excess Qualified Pension Plan assets, as discussed above. These non-cash compensation expense charges increased engineering, selling and administrative expense by $1.9 million in the current year and $1.7 million in the prior year.

Loss from operations in the current year was $8.7 million compared to income from operations of $10.6 million in the prior year. This change was the result of reduced sales, which were partially offset by a reduction in cost of goods sold and decreased engineering, selling and administrative expenses in the current year as compared to the prior year, all as discussed above.

The equity (loss) earnings of joint ventures was comprised of the following in the current year and prior year (thousands of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
Vehicle Access Systems Technology LLC	$(565)	$2,655
STRATTEC Advanced Logic, LLC ("SAL LLC")	356	128
	$(209)	$2,783

Lower profitability from our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures was due to lower profitability in our VAST China operation related to extended OEM customer plant shutdowns associated with the COVID-19 outbreak during the period January 2020 through March 2020 and higher development costs for new programs and startup costs associated with a new plant in Jingzhou, China, which we believe will give VAST added capacity, efficiencies, and a broader geographic footprint in the China market going forward. The current year equity loss of joint ventures for VAST LLC also included a $2 million impairment charge related to its Minda-VAST Access Systems joint venture in India. STRATTEC’s portion of this impairment charge for 2020 totaled $667,000. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions as well as the impact of COVID-19. SAL LLC was dissolved during fiscal 2020. STRATTEC was not the primary beneficiary and did not control SAL LLC. Current year equity earnings of SAL LLC included a gain on dissolution of $342,000.

Included in other income (expense), net in the current year and prior year were the following items (thousands of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
Foreign currency transaction gain (loss)	$1,982	$(397)
Rabbi Trust (loss) gain	(2)	146
Unrealized (loss) gain on Mexican peso forward contracts	(480)	39
Realized (loss) gain on Mexican peso forward contracts	(418)	485
Pension and postretirement plans cost	(469)	(689)
Other miscellaneous income, net	1,055	79
	$1,668	$(337)

Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts during fiscal 2020 and 2019 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of June 28, 2020 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. During fiscal 2020, other miscellaneous income net includes $450,000 of  favorable valued added tax adjustments realized by our Mexican entities and $434,000 of experience gains from asset returns related to the termination of our Qualified Pension Plan as discussed under Retirement Plans and Postretirement Costs within our Notes to Financial Statements under Item 8 of this report on Form 10-K.

Our effective income tax rate for 2020 was 27.9 percent compared to 37.9 percent in 2019. During 2020, our effective tax rate was impacted by the carry-back of losses to tax years with a higher statutory tax rate. During 2019, our effective tax rate was impacted by a $372,000 benefit resulting from measurement period adjustments to the one-time transition tax on non-previously taxed post 1986 accumulated foreign earnings occurring as a result of the enactment of the Tax Cuts and Jobs Act of 2017.  Additionally, our income tax provision for each year 2020 and 2019 was affected by the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as our ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (millions of dollars)

	June 28, 2020	June 30, 2019
Current Assets	$125.4	$156.6
Current Liabilities	48.1	79.3
Working Capital	$77.3	$77.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles LLC, General Motors Company and Ford Motor Company. As of the date of filing this Annual Report with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of June 28, 2020 was as follows (millions of dollars):

	June 28, 2020	June 30, 2019
Fiat Chrysler Automobiles	$5.9	$19.2
General Motors Company	$12.6	$12.8
Ford Motor Company	$6.1	$10.0

The reduction in accounts receivable balances during the current year reflected reduced sales levels from the end of March 2020 through June 2020 as compared to our fiscal 2019 fourth quarter, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants, which reduced orders for our products, due to the COVID-19 outbreak.

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of June 28, 2020, $3.4 million of our $11.8 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Years Ended
	June 28, 2020	June 30, 2019
Cash Flows from (millions of dollars):
Operating Activities	$25.4	$29.9
Investing Activities	$(12.3)	$(17.6)
Financing Activities	$(9.0)	$(12.2)

The decrease in cash provided by operating activities between 2019 and 2020 was due to a reduction in operating income as previously discussed. The reduction in operating income was partially offset by a net reduction in working capital requirements between the two years of $9.6 million, with the net decrease in our working capital requirements being made up of the following working capital changes (millions of dollars):

	Increase (Decrease) in Working Capital Requirements
	2020	2019	Change
Accounts Receivable	$(42.0)	$10.4	$(52.4)
Inventories	$7.1	$0.6	$6.5
Customer Tooling	$(0.5)	$(4.3)	$3.8
Other Assets	$0.5	$(1.6)	$2.1
Accounts Payable and
Other Liabilities	$24.2	$(6.1)	$30.3

The year over year change in the accounts receivable balances is the result of the amount and timing of sales during each year. The reduction in accounts receivable balances during the current year reflected reduced sales levels from the end of March 2020 through June 2020 as compared to the end of our prior year, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants, which reduced orders for our products, due to the COVID-19 outbreak. The increase in accounts receivable balances during the prior year reflected increased sales levels toward the end June 2019 as compared to the end of June 2018. The year over year change in inventory reflected an increase in inventory balances during the current year due to an inventory build-up resulting from our OEM customers reducing production schedules and closing their assembly plants due to COVID-19. The year over year change in customer tooling balances, which consisted of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, was the result of the timing of tooling development spending required to meet customer production requirements and related billings for customer reimbursements. The year over year change in other assets was the result of a decrease in the income tax recoverable balance in 2019, which changes were based on the required income tax provision, the timing and amounts of Federal, state and foreign tax payments made, and the timing of the utilization of foreign tax credits and research and development tax credits. The year over year change in accounts payable and accrued liability balances reflected an increase in working capital requirements during the current year and a reduction in working capital requirements during the prior year. The current year increase in working capital requirements resulted from a decrease in account payable and accrued liability balances, which resulted from a reduction in purchases from our vendors due to the impact of COVID-19. Current year payments to our vendors were based on our normal payment terms. The prior year reduction in working capital requirements was the result of an increase in accounts payable and accrual balances, which resulted from the timing of purchases and payments with our vendors based on our normal payment terms.

Net cash used by investing activities of $12.3 million during 2020 and $17.6 million during 2019 included capital expenditures of $12.4 million and $17.5 million, respectively. Capital expenditures during each year were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Net cash used by investing activities during 2019 also included an investment in our VAST LLC joint venture of $200,000. The investment was made for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda, our Brazilian joint venture.

Net cash used in financing activities of $9.0 million during 2020 included repayments of borrowings under credit facilities of $15.0 million, $1.6 million of regular quarterly dividend payments to shareholders and $980,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $8 million in additional borrowings under credit facilities as well as $560,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan. Net cash used in financing activities of $12.2 million during 2019 included repayments of borrowings under credit facilities of $14.0 million, $2.1 million of regular quarterly dividend payments to shareholders and $1.4 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by $5 million in additional borrowings under credit facilities as well as $271,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan.

Dividends

On May 13, 2020, our Board of Directors took action to temporarily suspend payment of our quarterly dividend for the foreseeable future in order to conserve cash as a result of the economic downturn caused by COVID-19. During the first nine months of fiscal 2020, approximately $1.6 million of cash dividends were paid to our shareholders.

VAST LLC Cash Requirements

VAST China maintains debt facilities to cover operating and capital requirements. If COVID-19 continues in China causing their operations to be unprofitable, VAST China may not be able to renew working capital loans, which may require a capital call from the VAST partners. No capital contributions were made to VAST LLC during 2020. During 2019, capital contributions totaling $600,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $200,000. We anticipate the Brazilian entity will require a capital contribution of approximately $375,000 collectively by all VAST partners to fund operations during fiscal 2021. STRATTEC’s portion of the capital contributions is anticipated to be $125,000. Due to Minda-VAST Access Systems recently experiencing losses and being shut-down for an extended period due to the COVID-19 outbreak, future capital contributions by the VAST partners, including STRATTEC, may be required during fiscal 2021.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $12 million in fiscal 2021 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at June 28, 2020. A total of 3,655,322 shares have been repurchased over the life of the program through June 28, 2020, at a cost of approximately $136.4 million. No shares were repurchased during fiscal 2020 or 2019. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. At this time, we anticipate minimal or no stock repurchase activity in fiscal year 2021.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018 and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. As of June 28, 2020, we were in compliance with all financial covenants required by these credit facilities. Outstanding borrowings under the STRATTEC Credit Facility totaled $18 million at both June 28, 2020 and June 30, 2019. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $13.8 million and 2.6 percent, respectively, during 2020. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $21.2 million and 3.3 percent, respectively, during 2019. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $17 million at June 28, 2020 and $24.0 million at June 30, 2019. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $19.1 million and 2.9 percent, respectively, during 2020. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $25.9 million and 3.4 percent, respectively, during 2019. We believe that the credit facilities are adequate, along with existing cash flows from operations, to meet our anticipated capital expenditure, working capital, dividend, and operating expenditure requirements.

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

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity (Loss) Earnings of Joint Ventures included in the Notes to Financial Statements included within this Form 10-K.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATTEC SECURITY CORPORATION and subsidiaries (the "Company") as of June 28, 2020 and June 30, 2019, the related consolidated statements of loss and comprehensive (loss) income, shareholders’ equity, and cash flows, for each of the two years in the period ended June 28, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 28, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in the notes to the financial statements, the Company changed its method of accounting for leases in the year ended June 28, 2020 due to the adoption of Accounting Standard Update 2016-02, Leases, using the modified retrospective method.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

September 3, 2020

We have served as the Company's auditor since 2010.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended
	June 28, 2020	June 30, 2019
NET SALES	$385,300	$487,006
Cost of goods sold	349,854	429,206
GROSS PROFIT	35,446	57,800
Engineering, selling, and administrative expenses	44,108	47,186
(LOSS) INCOME FROM OPERATIONS	(8,662)	10,614
Equity (loss) earnings of joint ventures	(209)	2,783
Interest expense	(920)	(1,615)
Pension termination settlement charge	—	(31,878)
Other income (expense), net	1,668	(337)
LOSS BEFORE BENEFIT FOR INCOME TAXES AND NON- CONTROLLING INTEREST	(8,123)	(20,433)
Benefit for income taxes	(2,266)	(7,740)
NET LOSS	(5,857)	(12,693)
Net income attributable to non-controlling interest	1,748	4,336
NET LOSS ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$(7,605)	$(17,029)
COMPREHENSIVE (LOSS) INCOME:
NET LOSS	$(5,857)	$(12,693)
Currency translation adjustments, net of tax	(5,796)	(555)
Pension and postretirement plans, net of tax	274	19,861
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(5,522)	19,306
COMPREHENSIVE (LOSS) INCOME	(11,379)	6,613
Comprehensive (loss) income attributable to non-controlling interest	(229)	4,724
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$(11,150)	$1,889
LOSS PER SHARE ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION:
Basic	$(2.04)	$(4.63)
Diluted	$(2.04)	$(4.63)
AVERAGE SHARES OUTSTANDING:
Basic	3,737	3,676
Diluted	3,737	3,676

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Loss and Comprehensive (Loss) Income.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE AMOUNTS)

	June 28, 2020	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,774	$7,809
Receivables, less allowance for doubtful accounts of $500 at June 28, 2020 and June 30, 2019	41,955	84,230
Inventories, net	54,400	47,262
Customer tooling in progress, net	8,768	8,240
Income taxes recoverable	2,912	2,107
Other current assets	5,559	6,984
Total current assets	125,368	156,632
INVESTMENT IN JOINT VENTURES	22,068	23,528
DEFERRED INCOME TAXES	6,490	2,933
OTHER LONG-TERM ASSETS	6,471	11,523
PROPERTY, PLANT AND EQUIPMENT, NET	105,148	118,120
	$265,545	$312,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,549	$41,889
Accrued liabilities:
Payroll and benefits	13,498	17,339
Environmental	1,259	1,278
Warranty	8,500	7,900
Other	6,334	10,857
Total current liabilities	48,140	79,263
Commitments and Contingencies – see note beginning on page 45
BORROWINGS UNDER CREDIT FACILITIES	35,000	42,000
ACCRUED PENSION OBLIGATIONS	1,255	1,663
ACCRUED POSTRETIREMENT OBLIGATIONS	701	762
OTHER LONG-TERM LIABILITIES	5,008	1,232
SHAREHOLDERS’ EQUITY:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,358,812 shares at June 28, 2020 and 7,304,994 shares at June 30, 2019	74	73
Capital in excess of par value	97,977	96,491
Retained earnings	211,940	221,117
Accumulated other comprehensive loss	(22,113)	(18,568)
Less: Treasury stock at cost (3,609,193 shares at June 28, 2020 and 3,613,439 shares at June 30, 2019)	(135,656)	(135,725)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	152,222	163,388
Non-controlling interest	23,219	24,428
Total shareholders’ equity	175,441	187,816
	$265,545	$312,736

The accompanying Notes to Financial Statements are an integral part of these Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling interest
BALANCE July 1, 2018	$183,246	$73	$95,140	$236,162	$(33,439)	$(135,778)	$21,088
Net (loss) income	(12,693)	—	—	(17,029)	—	—	4,336
Currency translation adjustments	(555)	—	—	—	(943)	—	388
Pension and postretirement funded status adjustment, net of tax of $6,101	19,861	—	—	—	19,861	—	—
Reclassification of stranded tax effects	—	—	—	4,047	(4,047)	—	—
Cash dividends declared ($0.56 per share)	(2,063)	—	—	(2,063)	—	—	—
Cash dividends paid to non-controlling interests of subsidiaries	(1,384)	—	—	—	—	—	(1,384)
Stock-based compensation	1,133	—	1,133	—	—	—	—
Stock option exercises	172	—	172	—	—	—	—
Employee stock purchases	99	—	46	—	—	53	—
BALANCE June 30, 2019	$187,816	$73	$96,491	$221,117	$(18,568)	$(135,725)	$24,428
Net (loss) income	(5,857)	—	—	(7,605)	—	—	1,748
Currency translation adjustments	(5,796)	—	—	—	(3,819)	—	(1,977)
Pension and postretirement funded status adjustment, net of tax of $85	274	—	—	—	274	—	—
Cash dividends declared ($0.42 per share)	(1,572)	—	—	(1,572)	—	—	—
Cash dividends paid to non-controlling interests of subsidiaries	(980)	—	—	—	—	—	(980)
Stock-based compensation	996	—	996	—	—	—	—
Stock option exercises	477	1	476	—	—	—	—
Employee stock purchases	83	—	14	—	—	69	—
BALANCE June 28, 2020	$175,441	$74	$97,977	$211,940	$(22,113)	$(135,656)	$23,219

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Shareholders’ Equity.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended
	June 28, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,857)	$(12,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss (earnings) of joint ventures	209	(2,783)
Depreciation	19,329	17,159
Foreign currency transaction (gain) loss	(1,982)	397
Unrealized loss (gain) on peso forward contracts	480	(39)
Loss on disposition of property, plant and equipment	369	106
Pension termination settlement charge	—	31,878
Non-cash compensation expense	4,824	4,195
Deferred income taxes	(3,589)	(10,122)
Stock-based compensation expense	996	1,133
Change in operating assets and liabilities:
Receivables	41,990	(10,392)
Inventories	(7,138)	(608)
Other assets	(29)	5,855
Accounts payable and accrued liabilities	(24,207)	6,141
Other, net	29	(286)
Net cash provided by operating activities	25,424	29,941
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint ventures	—	(200)
Additions to property, plant and equipment	(12,381)	(17,453)
Proceeds received on sale of property, plant and equipment	32	53
Net cash used in investing activities	(12,349)	(17,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	8,000	5,000
Repayments under credit facilities	(15,000)	(14,000)
Exercise of stock options and employee stock purchases	560	271
Dividends paid to non-controlling interests of subsidiaries	(980)	(1,384)
Dividends paid	(1,572)	(2,063)
Net cash used in financing activities	(8,992)	(12,176)
FOREIGN CURRENCY IMPACT ON CASH	(118)	(446)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,965	(281)
CASH AND CASH EQUIVALENTS
Beginning of year	7,809	8,090
End of year	$11,774	$7,809
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Income taxes	$2,113	$530
Interest	$976	$1,624
Non-Cash Investing Activities:
Change in capital expenditures in accounts payable	$(951)	$467

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Cash Flows.

NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each VAST Automotive Group partner’s products. We also maintained a 51 percent interest in a joint venture, STRATTEC Advanced Logic, LLC (“SAL LLC”), which was established to introduce a new generation of commercial and residential biometric security products based on the designs of Actuator Systems, our partner and the owner of the remaining ownership interest. SAL LLC was dissolved during fiscal 2020.

The accompanying consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and in Juarez and Leon, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) and SAL LLC for which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method. VAST LLC consists primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. SAL LLC was located in El Paso, Texas. We have only one reporting segment.

Risks and Uncertainties:  In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The coronavirus has since spread, and infections have been found in multiple countries around the world, including the United States. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, and continues to adversely impact global economic activity.

STRATTEC’s operating performance is subject to global economic conditions and levels of consumer spending specifically within the automotive industry. During fiscal 2020, the impact of the COVID-19 outbreak reduced our sales by approximately $78 million, which negatively impacted our operating results. The extent of the impact of the COVID-19 outbreak on our future operating results will depend on certain developments, including the duration, intensity and continued spread of the outbreak, regulatory and private sector responses, which may be precautionary, and the impact to our customers, workforce and suppliers, all of which are uncertain and cannot be predicted. These changing conditions may also affect the estimates and assumptions made by management. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables. Events and changes in circumstances arising after June 28, 2020, including those resulting from the impacts of COVID-19, will be in management’s estimates for future periods.

During the period late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including the majority of the supply chain. Additionally, during this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020. As of June 28, 2020, our Mexican facilities were open with 50 percent of the workforce allowed to return. Based on information available, our current estimates indicate the continued ramp-up of the automotive industry resulting in an increase in our net sales for the upcoming fiscal year compared to our fiscal 2020. Such estimates are dependent on the severity of the impacts of COVID-19 and any worsening of the impact of the pandemic on society. We anticipate our fourth fiscal quarter of 2020 was the worst or trough quarter and that thereafter the automotive industry will continue to ramp back-up production during our fiscal 2021. We expect the impact on our overall cash liquidity will be most significant at the beginning of our fiscal year 2021 with a reduction in payments from customers resulting from lower fourth quarter fiscal 2020 net sales as previously discussed. We expect that this lower cash liquidity will cause us to utilize our credit facilities to fund our increased working capital requirements in fiscal 2021.

Significant Accounting Policies: The significant accounting policies followed in the preparation of these financial statements, as summarized in the following paragraphs, are in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

New Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The update revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, the update was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases. This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are planning to adopt this standard in the first quarter of our fiscal 2024.We are currently evaluating the potential effects of adopting the new guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides updated guidance on accounting guidance for leases. The update increases the transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. We implemented the new guidance effective July 1, 2019, the first day of our 2020 fiscal year, by applying the modified retrospective method without restatement of comparative periods’ financial information, as permitted by the transition guidance. The adoption of the new guidance had an impact on our balance sheet, but did not have an impact on either our consolidated operating results or our cash flows. Adoption of the new guidance resulted in the recognition of a right-of-use asset of $4.1 million and related lease obligation of $4.1 million for an operating lease as of July 1, 2019. We had no finance leases as of July 1, 2019. As noted above, the adoption of the new guidance did not have a significant impact on our operating results or cash flows. See “Leases” below for additional information.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, which provides updated guidance to the accounting for hedging activities. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness due to a difference between economic terms of the hedge instrument and the underlying transaction, and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same line as the hedged item in the consolidated statement of income. The standard also modifies the accounting for components excluded from the assessment of hedge effectiveness and simplifies the application of hedge accounting in certain situations. Our July 1, 2019 adoption of the new guidance had no impact to our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, which provides an update to the accounting for nonemployee share-based payment accounting. The update aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards is fixed at the date of grant. Our July 1, 2019 adoption of the new guidance had no impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which enhances and simplifies various aspects of income tax accounting including hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, investment ownership changes from a subsidiary to an equity method investment and vice versa, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This accounting update is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

Fiscal Year: Our fiscal year ends on the Sunday nearest June 30. The years ended June 28, 2020 and June 30, 2019 are each comprised of 52 weeks.

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

The following table quantifies the outstanding Mexican peso forward contracts as of June 28, 2020 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	July 15, 2020 - December 16, 2020	$6,000	21.40	$(480)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Consolidated Balance Sheets was as follows (thousands of dollars):

	June 28, 2020	June 30, 2019
Not designated as hedging instruments:
Other current liabilities:
Mexican peso forward contracts	$480	$—

The pre-tax effects of the Mexican peso forward contracts on the accompanying Consolidated Statements of Loss and Comprehensive (Loss) Income consisted of the following (thousands of dollars):

	Other Income, net
	Years Ended
	June 28, 2020	June 30, 2019
Not Designated as Hedging Instruments:
Realized (loss) gain	$(418)	$485
Unrealized (loss) gain	$(480)	$39

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated their book value as of June 28, 2020 and June 30, 2019. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. There is an established fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 – Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments. Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2020 and June 30, 2019 (thousands of dollars):

	June 28, 2020				June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Rabbi Trust assets:
Stock index funds:
Small cap	$251	$—	$—	$251	$276	$—	$—	$276
Mid cap	284	—	—	284	293	—	—	293
Large cap	563	—	—	563	589	—	—	589
International	820	—	—	820	864	—	—	864
Fixed income funds	793	—	—	793	913	—	—	913
Cash and cash equivalents	—	224	—	224	—	3	—	3
Total assets at fair value	$2,711	$224	$—	$2,935	$2,935	$3	$—	$2,938

Liabilities:
Mexican peso forward contracts	$—	$480	$—	$—	$—	$—	$—	$—

The Rabbi Trust assets fund our supplemental executive retirement plan and are primarily included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate and interest rate differentials between the two currencies.

Receivables: Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith/dealership distributors relating to our service and aftermarket sales. We evaluate the collectability of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items, general economic conditions (including with respect to the impact of COVID-19 on our customers) and the industry as a whole. The allowance for doubtful accounts totaled $500,000 at June 28, 2020 and June 30, 2019.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at net realizable value using the first-in, first-out (“FIFO”) cost method of accounting. Inventories consisted of the following (thousands of dollars):

	June 28, 2020	June 30, 2019
Finished products	$13,142	$11,582
Work in process	11,815	10,529
Purchased materials	34,333	29,376
	59,290	51,487
Excess and obsolete reserve	(4,890)	(4,225)
Inventories, net	$54,400	$47,262

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

	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written Off	Balance, End of Year
Year ended June 28, 2020	$4,225	$2,178	$1,513	$4,890
Year ended June 30, 2019	$4,000	$799	$574	$4,225

Customer Tooling in Progress: We incur costs related to tooling used in component production and assembly. Costs for development of certain tooling, which will be directly reimbursed by the customer whose parts are produced from the tool, are accumulated on the balance sheet and are then billed to the customer. The accumulated costs are billed upon formal acceptance by the customer of products produced with the individual tool. Other tooling costs are not directly reimbursed by the customer. We capitalize and amortize these other tooling costs over the life of the related product based on the fact that the related tool will be used over the life of the supply arrangement. To the extent that estimated costs exceed expected reimbursement from the customer we recognize a loss.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Expected Useful Lives
Land improvements	20 years
Buildings and improvements	15 to 35 years
Machinery and equipment	3 to 15 years

Property, plant and equipment consisted of the following (thousands of dollars):

	June 28, 2020	June 30, 2019
Land and improvements	$5,002	$5,679
Buildings and improvements	33,179	35,742
Machinery and equipment	228,035	246,000
	266,216	287,421
Less: accumulated depreciation	(161,068)	(169,301)
	$105,148	$118,120

Depreciation expense was as follows for the periods indicated (thousands of dollars):

Fiscal Year	Depreciation Expense
2020	$19,329
2019	$17,159

The gross and net book value of property, plant and equipment located outside of the United States, primarily in Mexico, were as follows (thousands of dollars):

	June 28, 2020	June 30, 2019
Gross book value	$146,690	$157,551
Net book value	$71,369	$80,922

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to not be recoverable, the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. There were no impairments recorded in the years ended June 28, 2020 or June 30, 2019.

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

Leases:  Our right-of-use operating lease assets are recorded at the present value of future minimum lease payments, net of amortization. We have an operating lease for our El Paso, Texas finished goods and service parts distribution warehouse that has a current lease term through October 2023. This lease includes renewal terms that can extend the lease term for five additional years. For purposes of calculating operating lease obligations, we included the option to extend the lease as it is reasonably certain that we will exercise such option. The lease does not contain material residual value guarantees or restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease term.

As the lease does not provide an implicit rate, we used our incremental borrowing rate at lease commencement to determine the present value of our lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest we would pay to borrow over a similar term with similar payments.

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheet are presented below (thousands of dollars):

June 28, 2020
Right-of-Use Asset Under Operating Lease:
Other Long-Term Assets	$3,753
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$354
Other Long-Term Liabilities	3,399
$3,753

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under the non-cancelable lease are as follows as of June 28, 2020 (thousands of dollars):

2021	$473
2022	484
2023	497
2024	509
Thereafter	2,356
Total Future Minimum Lease Payments	4,319
Less: Imputed Interest	(566)
Total Lease Obligations	$3,753

Future minimum lease payments, by our fiscal year, excluding options to extend that are reasonably certain to be exercised, prior to the adoption of the new accounting guidance on leases were as follows as of June 30, 2019 (thousands of dollars):

2020	$539
2021	504
2022	495
2023	498
2024	168
Thereafter	—
Total Future Minimum Lease Payments	$2,204

Cash flow information related to the operating lease is shown below (thousands of dollars):

Year Ended
June 28, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$461
Non-Cash Activity:
Right-of-Use Asset Obtained in Exchange for Operating Lease Obligation	$—

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

June 28, 2020
Weighted Average Remaining Lease Term (in years)	8.3
Weighted Average Discount Rate	3.3%

Operating lease expense for the year ended June 28, 2020 totaled $461,000. Rental expense for the year ended June 30, 2019 totaled $773,000.

Supplier Concentrations: The following inventory purchases were made from major suppliers during each fiscal year noted:

Fiscal Year	Percentage of Inventory Purchases	Number of Suppliers
2020	39%	7
2019	39%	7

We have long-term contracts or arrangements with most of our suppliers to guarantee the availability of raw materials and component parts.

Labor Concentrations: We had approximately 3,831 full-time associates of which approximately 200 or 5.2 percent were represented by a labor union at June 28, 2020. The associates represented by a labor union account for all production associates at our Milwaukee facility. The current contract with the unionized associates is effective through September 17, 2021.

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

We do not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer. Therefore, we recognize revenue at the point in time we satisfy a performance obligation by transferring control of a part to a customer. Amounts billed to customers related to shipping and handling costs are included in Net Sales in the accompanying Consolidated Statements of Loss and Comprehensive (Loss) Income. Shipping and handling costs are accounted for as fulfillment costs and are included in Cost of Goods Sold in the accompanying Consolidated Statements of Loss and Comprehensive (Loss) Income.

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

Contract Balances:

We have no material contract assets as of June 28, 2020. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. The activity related to contract liability balances during the year ended June 28, 2020 was as follows (thousands of dollars):

Balance, June 30, 2019	$932
Discounts Recorded as a Reduction in Sales	1,048
Payments of Discounts to Customers	(915)
Other	(692)
Balance, June 28, 2020	$373

Refer to Product Sales and Sales and Receivable Concentration included herein for revenue by product group and revenue by customer.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenditures were approximately $9.8 million in 2020 and $13.8 million in 2019.

Other Income (Expense), Net: Net other income (expense) included in the accompanying Consolidated Statements of Loss and Comprehensive (Loss) Income primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts during fiscal 2020 and 2019 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of June 28, 2020 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. Additionally, during fiscal 2020, other miscellaneous income, net includes $450,000 of favorable valued-added tax adjustments realized by our Mexican entities and $434,000 of experience gains from asset returns related to the termination of our Qualified Pension Plan as discussed under Retirement Plans and Postretirement Costs. The impact of these items for the periods presented was as follows (thousands of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
Foreign currency transaction gain (loss)	$1,982	$(397)
Rabbi Trust (loss) gain	(2)	146
Unrealized (loss) gain on Mexican peso forward contracts	(480)	39
Realized (loss) gain on Mexican peso forward contracts	(418)	485
Pension and postretirement plans cost	(469)	(689)
Other	1,055	79
	$1,668	$(337)

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

	Balance, Beginning of Year	Provision Charged to Expense	Payments	Balance, End of Year
Year ended June 28, 2020	$7,900	$823	$223	$8,500
Year ended June 30, 2019	$7,800	$559	$459	$7,900

Foreign Currency Translation: The financial statements of our foreign subsidiaries and equity investees are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for sales, costs and expenses. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net in the accompanying Consolidated Statements of Loss and Comprehensive (Loss) Income.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss (“AOCL”) was comprised of the following (thousands of dollars):

	June 28, 2020	June 30, 2019
Unrecognized pension and postretirement benefit liabilities, net of tax	$1,977	$2,251
Foreign currency translation, net of tax	20,136	16,317
	$22,113	$18,568

The following tables summarize the changes in AOCL for the years ended June 28, 2020 and June 30, 2019 (thousands of dollars):

	Year Ended June 28, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance June 30, 2019	$16,317	$2,251	$18,568
Other comprehensive loss before reclassifications	6,153	25	6,178
Income Tax	(357)	(6)	(363)
Net other comprehensive loss before Reclassifications	5,796	19	5,815
Reclassifications:
Prior service credits (A)	—	29	29
Actuarial losses (A)	—	(412)	(412)
Total reclassifications before tax	—	(383)	(383)
Income Tax	—	90	90
Net reclassifications	—	(293)	(293)
Other comprehensive loss	5,796	(274)	5,522
Other comprehensive loss attributable
to non-controlling interest	1,977	—	1,977
Balance June 28, 2020	$20,136	$1,977	$22,113

	Year Ended June 30, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance July 1, 2018	$15,291	$18,148	$33,439
Other comprehensive loss before reclassifications	545	170	715
Income Tax	10	(40)	(30)
Net other comprehensive loss before Reclassifications	555	130	685
Reclassifications:
Pension termination settlements (A)	—	(25,668)	(25,668)
Prior service credits (A)	—	439	439
Actuarial losses (A)	—	(1,262)	(1,262)
Total reclassifications before tax	—	(26,491)	(26,491)
Income Tax	—	6,500	6,500
Net reclassifications	—	(19,991)	(19,991)
Other comprehensive income	555	(19,861)	(19,306)
Other comprehensive income attributable
to non-controlling interest	(388)	—	(388)
Reclassification of stranded tax effects	83	3,964	4,047
Balance June 30, 2019	$16,317	$2,251	$18,568

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Consolidated Statements of Loss and Comprehensive (Loss) Income. See Retirement Plans and Postretirement Costs note to these Notes to Financial Statements below.

Accounting for Stock-Based Compensation: We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of June 28, 2020 were 116,334. Awards that expire or are cancelled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

The fair value of each stock option grant was estimated as of the date of grant using the Black-Scholes pricing model. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted is determined based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. The expected volatility is determined based on our historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Expected pre-vesting option forfeitures are based primarily on historical data. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight-line basis over the vesting period. We record stock based compensation only for those awards that are expected to vest.

All compensation cost related to stock options granted under the plan has been recognized as of June 28, 2020. Unrecognized compensation cost as of June 28, 2020 related to restricted stock granted under the plan was as follows (thousands of dollars):

	Compensation Cost	Weighted Average Period over which Cost is to be Recognized (in years)
Restricted stock granted	$858	0.8

Unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Cash received from stock option exercises and the related income tax benefit were as follows (thousands of dollars):

Fiscal Year	Cash Received from Stock Option Exercises	Income Tax Benefit
2020	$477	$28
2019	$172	$76

The intrinsic value of stock options exercised and the fair value of options vested were as follows (thousands of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
Intrinsic value of options exercised	$120	$324
Fair value of stock options vested	$—	$—

No options were granted during the fiscal years ended June 28, 2020 or June 30, 2019.

The range of options outstanding as of June 28, 2020 was as follows:

	Number of Options Outstanding/ Exercisable	Weighted Average Exercise Price Outstanding/ Exercisable	Weighted Average Remaining Contractual Life Outstanding (In Years)
$26.53-$25.64	49,660/49,660	$26.10/$26.10	1.63
$38.71	32,190/32,190	$38.71/$38.71	3.14
$79.73	9,010/9,010	$79.73/$79.73	4.14
	90,860/90,860	$35.88/$35.88

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties on uncertain tax positions are classified in the (Benefit) Provision for Income Taxes in the accompanying Consolidated Statements of Loss and Comprehensive (Loss) Income.

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

VAST LLC has investments in Sistema de Acesso Veicular Ltda, VAST Fuzhou, VAST Great Shanghai, VAST Shanghai Co., VAST Jingzhou Co. Ltd., and Minda-VAST Access Systems. Sistema de Acesso Veicular Ltda is located in Brazil and services customers in South America. VAST Fuzhou, VAST Great Shanghai, VAST Shanghai Co. and VAST Jingzhou Co. Ltd. (collectively known as VAST China), provide a base of operations to service each VAST partner’s automotive customers in the Asian market. Minda-VAST Access Systems is based in Pune, India and is a 50:50 joint venture between VAST LLC and Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”). Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India. They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC joint ventures resulted in equity loss of joint ventures to STRATTEC of approximately $565,000 during 2020 and equity earnings of joint ventures of approximately $2.7 million during 2019. The current year equity loss of joint ventures for VAST LLC included a $2 million impairment charge related to its Minda-VAST Access Systems joint venture in India. STRATTEC’s portion of this impairment charge for 2020 totaled $667,000. During 2020, no capital contributions were made to VAST LLC. During 2019, capital contributions totaling $600,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled and $200,000.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.5  million in 2020 and $2.7 million in 2019. ADAC-STRATTEC LLC incurs an engineering, research and design fee as well as a sales fee with ADAC. Such fees are calculated as a percentage of ADAC-STRATTEC LLC net sales, are included in the consolidated results of STRATTEC, and totaled $6.9 million in 2020 and $8.2 million in 2019. The related outstanding payable balance to ADAC was $658,000 and $1.5 million as of June 28, 2020 and June 30, 2019, respectively. Additionally, ADAC-STRATTEC LLC has sales of production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $10.2 million in 2020 and $15.3 million in 2019. The related outstanding receivable balance from ADAC was $1.0 million and $2.1 million as of June 28, 2020 and June 30, 2019, respectively.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in reduced net income to STRATTEC of approximately $1.3 million in 2020 and increased net income to STRATTEC of approximately $2.5 million in 2019. STRATTEC purchases production parts from WITTE. Purchases totaled $1.0 million in 2020 and $1.3 million in 2019. The outstanding payable balance to WITTE was $21,000 and $153,000 as of June 28, 2020 and June 30, 2019, respectively.

SAL LLC, which was 51 percent owned by STRATTEC, was formed in fiscal 2013 to introduce a new generation of biometric security products based upon the designs of Actuator Systems LLC, our partner and the owner of the remaining ownership interest. SAL was dissolved during our fiscal 2020 fourth quarter. Our investment in SAL LLC, for which we exercised significant influence but did not control and were not the primary beneficiary, was accounted for using the equity method. The activities related to SAL LLC resulted in equity earnings of joint ventures to STRATTEC of approximately $356,000 in 2020 and approximately $128,000 in 2019. The current year equity earnings of SAL LLC includes a gain on dissolution of $342,000.

STRATTEC’s joint venture investments are included in the accompanying Consolidated Balance Sheets as follows (thousands of dollars):

	June 28, 2020	June 30, 2019
Investment in Joint Ventures:
Investment in VAST LLC	$22,068	$23,528
Other Current Liabilities:
Investment in SAL LLC	$—	$328

See further discussion under Equity (Loss) Earnings of Joint Ventures included in Notes to Financial Statements herein.

EQUITY (LOSS) EARNINGS OF JOINT VENTURES

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

	Years Ended
	June 28, 2020	June 30, 2019
Net sales	$153,006	$161,660
Cost of goods sold	125,012	128,375
Gross profit	27,994	33,285
Engineering, selling and administrative expense	28,812	27,624
Impairment charge	2,000	—
(Loss) income from operations	(2,818)	5,661
Other income, net	1,556	3,559
(Loss) income before provision for income taxes	(1,262)	9,220
Provision for income taxes	466	1,292
Net (loss) income	$(1,728)	$7,928
STRATTEC’s share of VAST LLC net
(loss) income	$(576)	$2,643
Intercompany profit eliminations	11	12
STRATTEC’s equity (loss) earnings of VAST LLC	$(565)	$2,655

	June 28, 2020	June 30, 2019
Cash and cash equivalents	$8,549	$6,854
Receivables, net	40,983	35,639
Inventories, net	22,285	20,465
Other current assets	17,674	19,701
Total current assets	89,491	82,659
Property, plant and equipment, net	63,574	49,953
Other long-term assets	14,387	16,868
Total assets	$167,452	$149,480
Current debt	$13,072	$7,240
Other current liabilities	72,878	63,799
Long-term debt	12,778	5,015
Other long-term liabilities	2,228	2,512
Total liabilities	$100,956	$78,566
Net assets	$66,496	$70,914
STRATTEC’s share of VAST LLC net assets	$22,165	$23,638

Our joint venture company, SAL LLC, was dissolved during 2020. STRATTEC’s equity earnings of SAL LLC totaled $356,000 in 2020 and $128,000 in 2019.

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged from VAST LLC to STRATTEC for general headquarter expenses. The following tables summarize the related party transactions with VAST LLC for the periods indicated (thousands of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
Sales to VAST LLC	$4,041	$3,731
Purchases from VAST LLC	$469	$221
Expenses charged to VAST LLC	$2,299	$1,594
Expenses charged from VAST LLC	$935	$834

	June 28, 2020	June 30, 2019
Accounts receivable from VAST LLC	$1,115	$264
Accounts payable to VAST LLC	$239	$127

CREDIT FACILITIES

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire on August 1, 2022. Interest on borrowings under the STRATTEC Credit Facility and interest on borrowings under the ADAC-STRATTEC Credit Facility prior to December 31, 2018 were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Effective December 31, 2018, and thereafter, interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of June 28, 2020, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities referenced in the above paragraph as of the end of 2020 and 2019 were as follows (thousands of dollars):

	June 28, 2020	June 30, 2019
STRATTEC Credit Facility	$18,000	$18,000
ADAC-STRATTEC Credit Facility	17,000	24,000
	$35,000	$42,000

Average outstanding borrowings and the weighted average interest rate under each such credit facility during 2020 and 2019 were as follows (thousands of dollars):

	Average Outstanding Borrowings		Weighted Average Interest Rate
	Years Ended		Years Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
STRATTEC Credit Facility	$13,827	$21,212	2.6%	3.3%
ADAC-STRATTEC Credit Facility	$19,121	$25,901	2.9%	3.4%

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

We have a reserve for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The site was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was initially established in 1995. Due to changing technology and related costs associated with active remediation of the site, in fiscal 2010 the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, STRATTEC obtained updated third party estimates for adequately covering the cost of active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through June 28, 2020, costs of approximately $616,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of groundwater monitoring wells that are installed on the property. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect the estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.3 million at June 28, 2020, is adequate.

At June 28, 2020, we had purchase commitments related to zinc, other purchased parts and natural gas. We also had minimum rental commitments under non-cancelable operating leases with a term in excess of one year. The purchase and minimum rental commitments are payable as follows (thousands of dollars):

	Purchase	Minimum Rental
Fiscal Year	Commitments	Commitments
2021	$9,545	$473
2022	$4,183	$484
2023	$—	$497
2024	$—	$509
2025-2026	$—	$2,356

INCOME TAXES

The provision for income taxes consisted of the following (thousands of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
Currently (recoverable) payable:
Federal	$(1,869)	$705
State	(176)	162
Foreign	3,368	1,515
	1,323	2,382
Deferred tax provision	(3,589)	(10,122)
	$(2,266)	$(7,740)

The items accounting for the difference between income taxes computed at the Federal statutory tax rate and the provision for income taxes were as follows:

	Years Ended
	June 28, 2020	June 30, 2019
U.S. statutory rate	21.0%	21.0%
State taxes, net of Federal tax benefit	2.1	3.7
Foreign subsidiaries	(5.8)	(1.8)
U.S. tax reform: transition tax	—	2.7
Federal net operating loss carry-back statutory rate differential	11.7	—
Global intangible low-taxed income	(4.4)	(0.7)
Research and development tax credit	9.9	9.4
Non-controlling interest	(2.3)	6.7
Uncertain tax positions	(4.0)	(2.3)
Stock based compensation	(1.8)	(0.7)
Other	1.5	(0.1)
	27.9%	37.9%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was enacted. The CARES Act contains several income tax provisions, as well as other measures, that are intended to assist businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act includes a five-year carryback allowance for taxable net operating losses generated in tax years 2018 through 2020, our fiscal years 2019 through 2021. We recorded an expected benefit for the carryback of our fiscal year 2020 federal net operating loss. As we are carrying the losses back to years beginning before January 1, 2018, the tax benefit is a result of the rate differential between the previous 35% federal tax rate and current statutory rate of 21%.

The components of deferred tax (liabilities) assets were as follows (thousands of dollars):

	June 28, 2020	June 30, 2019
Unrecognized pension and postretirement plan liabilities	$617	$701
Accrued warranty	517	446
Payroll-related accruals	2,259	2,180
Stock-based compensation	389	470
Inventory reserve	964	834
Environmental reserve	296	300
Repair and maintenance supply parts reserve	510	229
Allowance for doubtful accounts	118	118
Lease liability	882	—
Right of use assets	(882)	—
Credit carry-forwards	3,860	1,990
Postretirement obligations	(357)	(416)
Accumulated depreciation	(5,063)	(5,023)
Accrued pension obligations	472	(1,578)
Non-cash compensation expense	—	986
Joint ventures	1,167	968
Other	741	728
	$6,490	$2,933

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Federal credit carry-forwards at June 28, 2020 resulted in future benefits of approximately $3.5 million and expire between 2033 and 2035. We currently anticipate having sufficient Federal taxable income to offset these credit carry-forwards. State credit carry-forwards at June 28, 2020 resulted in future benefits of approximately $318,000 and expire at varying times between 2025 and 2035. A valuation allowance of $189,000 has been recorded as of June 28, 2020, due to our assessment of the future realization of certain credit carry-forward benefits. We do not currently anticipate having sufficient state taxable income to offset these credit carry-forwards. Foreign income before the provision for income taxes was $7.7 million in 2020 and $4.0 million in 2019.

The total liability for unrecognized tax benefits was $1.6 million as of June 28, 2020 and $1.2  million as of June 30, 2019 and was included in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. This liability includes approximately $1.5 million of unrecognized tax benefits at June 28, 2020 and $1.1 million at June 30, 2019 and approximately $147,000 of accrued interest at June 28, 2020 and $93,000 at June 30, 2019. This liability does not include an amount for accrued penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $1.1 million at June 28, 2020 and $854,000 at June 30, 2019. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended June 28, 2020 and June 30, 2019 (thousands of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
Unrecognized tax benefits, beginning of year	$1,138	$741
Gross increases – tax positions in prior years	140	229
Gross increases – current period tax positions	245	238
Tax years closed	(61)	(70)
Unrecognized tax benefits, end of year	$1,462	$1,138

We or one of our subsidiaries files income tax returns in the United States (Federal), Wisconsin (state), Michigan (state) and various other states, Mexico and other foreign jurisdictions. We are currently subject to a Wisconsin income tax examination for fiscal 2015 through 2018. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2017 through 2020 for Federal, fiscal 2016 through 2020 for most states and calendar 2015 through 2019 for foreign jurisdictions.

RETIREMENT PLANS AND POSTRETIREMENT COSTS

We had a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors has subsequently approved to proceed with the termination of the Qualified Pension Plan. During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $31.9 million was recorded during fiscal 2019. A non-cash compensation expense charge of $4.2 million was also recorded during fiscal 2019 related to the future transfer of the excess assets in the Qualified Pension Plan to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.8 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during our fiscal 2020. During fiscal 2020, the excess Qualified Pension Plan assets were transferred to our defined contribution plan and distributed to eligible STRATTEC employees, which completed the full termination of the Qualified Pension Plan.

We have a noncontributory supplemental executive retirement plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump-sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.9 million at both June 28, 2020 and June 30, 2019. At June 28, 2020, $217,000 of the Rabbi Trust asset balance was included in Other Current Assets and $2.7 million of the Rabbi Trust balance was included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. At June 30, 2019, the Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. The projected benefit obligation under the SERP was $2.3 million at June 28, 2020 and $2.2 million at June 30, 2019. The SERP liabilities are included in the pension tables below. However, the Rabbi Trust assets are excluded from the tables as they do not qualify as plan assets.

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

Amounts included in accumulated other comprehensive loss, net of tax, at June 28, 2020, which have not yet been recognized in net periodic benefit cost were as follows (thousands of dollars):

	SERP	Postretirement
Prior service credit	$—	$(6)
Net actuarial loss	215	1,768
	$215	$1,762

Prior service cost (credit) and unrecognized net actuarial losses included in accumulated other comprehensive loss at June 28, 2020 which are expected to be recognized in net periodic benefit cost (credit) in fiscal 2021, net of tax, for the pension, SERP and postretirement plans are as follows (thousands of dollars):

	SERP	Postretirement
Prior service credit	$—	$(6)
Net actuarial loss	8	274
	$8	$268

The following tables summarize the pension, SERP and postretirement plans’ income and expense, funded status and actuarial assumptions for the years indicated (thousands of dollars). We use a June 30 measurement date for our pension and postretirement plans.

	Pension and SERP Benefits		Postretirement Benefits
	Years Ended		Years Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$74	$62	$12	$11
Interest cost	61	2,101	26	40
Expected return on plan assets	—	(2,275)	—	—
Plan settlements	—	31,878	—	—
Amortization of prior service cost (credit)	—	—	(29)	(439)
Amortization of unrecognized net loss	15	831	397	431
Net periodic benefit cost (credit)	$150	$32,597	$406	$43

WEIGHTED-AVERAGE ASSUMPTIONS:
Benefit Obligations:
Discount rate	2.33%	3.17%	2.07%	3.01%
Rate of compensation increases – SERP	3.0%	3.0%	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	3.17%	4.30%	3.01%	4.30%
Rate of compensation increases – SERP	3.0%	3.0%	n/a	n/a
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$2,229	$98,835	$914	$1,041
Service cost	74	62	12	11
Interest cost	61	2,101	26	40
Plan settlements	—	(72,400)	—	—
Actuarial gain	3	5,143	22	39
Benefits paid	(74)	(31,512)	(153)	(217)
Benefit obligation at end of year	$2,293	$2,229	$821	$914
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$8,645	$111,466	$—	$—
Actual return on plan assets	84	1,077	—	—
Employer contribution	14	14	153	217
Excess Asset Transfer	(9,019)	—	—	—
Plan settlements	350	(72,400)	—	—
Benefits paid	(74)	(31,512)	(153)	(217)
Fair value of plan assets at end of year	$-	$8,645	$—	$—
Funded status – (accrued) prepaid benefit obligations	$(2,293)	$6,416	$(821)	$(914)
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS:
Other long-term assets	$—	$8,585	$—	$—
Accrued payroll and benefits (current liabilities)	(1,039)	(506)	(120)	(152)
Accrued benefit obligations (long-term liabilities)	(1,254)	(1,663)	(701)	(762)
Net amount recognized	$(2,293)	$6,416	$(821)	$(914)
CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME:
Net periodic benefit cost	$150	$32,597	$406	$43
Net actuarial loss (gain)	3	(57,414)	22	39
Plan settlements	—	31,878	—	—
Amortization of prior service credits	—	—	29	439
Amortization of unrecognized net loss	(15)	(831)	(397)	(431)
Total recognized in other comprehensive (income) loss, before tax	(12)	(26,367)	(346)	47
Total recognized in net periodic benefit cost and other comprehensive loss, before tax	$138	$6,230	$60	$90

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

	Pension		SERP
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Accumulated benefit obligation	$—	$60	$2,176	$1,981
Projected benefit obligation	$—	$60	$2,293	$2,169

As of June 30, 2019, the qualified pension plan weighted-average asset allocation was 100 percent to cash and cash equivalents, which asset value totaled $8.6 million and was considered a Level 2 investment. Due to the full termination of the qualified pension plan as discussed above, the plan held no assets at June 28, 2020.

For measurement purposes as it pertains to the estimated obligation associated with retirees prior to January 1, 2010, a 6.71 percent annual rate increase in the per capita cost of covered health care benefits was assumed for fiscal 2021; the rate was assumed to decrease gradually to 3.0 percent by the year 2029 and remain at that level thereafter.

The health care cost trend assumption has a minimal effect on our postretirement benefit amounts reported. A 1% change in the health care cost trend rates would have the following effects (thousands of dollars):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in fiscal 2020	$—	$—
Effect on postretirement benefit obligation as of June 30, 2020	$3	$(3)

 We expect to contribute $1.0 million to our SERP and $119,000 to our postretirement health care plan in fiscal 2021. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted below (thousands of dollars):

	SERP Benefits	Postretirement Benefits
2021	$1,040	$119
2022	$402	$116
2023	$14	$103
2024	$14	$93
2025	$14	$64
2026-2030	$928	$218

All U.S. associates may participate in our 401(k) Plan. We contribute 100 percent up to the first 5 percent of eligible compensation that a participant contributes to the plan. Our contributions to the 401(k) Plan were as follows (thousands of dollars):

	Years Ended
	June 28, 2020	June 30, 2019
Company contributions	$1,709	$1,903

SHAREHOLDERS’ EQUITY

We have 12,000,000 shares of authorized common stock, par value $.01 per share, with 3,749,619 and 3,691,555 shares outstanding at June 28, 2020 and June 30, 2019, respectively. Holders of our common stock are entitled to one vote for each share on all matters voted on by shareholders.

Our Board of Directors authorized a stock repurchase program to buy back up to 3,839,395 outstanding shares of our common stock as of June 28, 2020. As of June 28, 2020, 3,655,322 shares have been repurchased under this program at a cost of approximately $136.4 million. No shares were repurchased under this program during 2020 or 2019.

LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the applicable period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the potential dilutive common shares outstanding during the applicable period using the treasury stock method. Potential dilutive common shares include outstanding stock options and unvested restricted stock awards. A reconciliation of the components of the basic and diluted per share computations follows (in thousands, except per share amounts):

	Years Ended
	June 28, 2020	June 30, 2019
Net loss attributable to STRATTEC	$(7,605)	$(17,029)

Weighted average shares of common stock outstanding	3,737	3,676
Incremental shares – stock based compensation	—	—
Diluted weighted average shares of common stock Outstanding	3,737	3,676
Basic loss per share	$(2.04)	$(4.63)
Diluted loss per share	$(2.04)	$(4.63)

Potentially dilutive common shares that were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive were as follows:

Years Ended	Number Excluded
June 28, 2020	160,254
June 30, 2019	181,117

STOCK OPTION AND PURCHASE PLANS

A summary of stock option activity under our stock incentive plan was as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Balance at July 1, 2018	133,074	$29.37
Exercised	(15,714)	$10.92
Balance at June 30, 2019	117,360	$31.85
Exercised	(26,500)	$18.00
Balance at June 28, 2020	90,860	$35.88	2.4	$—
Exercisable as of:
June 28, 2020	90,860	$35.88	2.4	$—
June 30, 2019	117,360	$31.85	2.7	$162

No options were granted during fiscal 2020 or 2019.

A summary of restricted stock activity under our stock incentive plan was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance at July 1, 2018	69,125	$49.02
Granted	34,050	$37.25
Vested	(37,343)	$54.93
Forfeited	(2,075)	$43.52
Nonvested Balance at June 30, 2019	63,757	$39.47
Granted	39,150	$21.80
Vested	(27,318)	$37.86
Forfeited	(6,195)	$34.38
Nonvested Balance at June 28, 2020	69,394	$30.59

We have an Employee Stock Purchase Plan to provide substantially all U.S. full-time associates an opportunity to purchase shares of STRATTEC common stock through payroll deductions. A participant may contribute a maximum of $5,200 per calendar year to the plan. On the last day of each month or if such date is not a trading day on the most recent previous trading day, participant account balances are used to purchase shares of our common stock at the average of the highest and lowest reported sales prices of a share of STRATTEC common stock on the NASDAQ Global Market on such date. A total of 100,000 shares may be issued under the plan. Shares issued from treasury stock under the plan totaled 4,246 at an average price of $19.42 during 2020 and 3,295 at an average price of $30.13 during 2019. A total of 53,871 shares remain available for purchase under the plan as of June 28, 2020.

EXPORT SALES

Total export sales, sales from the United States to locations outside of the United States, are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 28, 2020		June 30, 2019
	Net Sales	%	Net Sales	%
Export sales	$114,381	30%	$160,771	33%

Countries for which customer sales account for ten percent or more of total net sales are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 28, 2020		June 30, 2019
	Net Sales	%	Net Sales	%
Export sales into Canada	$46,191	12%	$67,516	14%

PRODUCT SALES

Sales by product group were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 28, 2020		June 30, 2019
	Net Sales	%	Net Sales	%
Keys & locksets	$101,666	26%	$135,413	28%
Door handles & exterior trim	98,168	25	116,977	24
Power access	63,829	17	92,744	19
Latches	45,295	12	49,147	10
Aftermarket & OE service	40,742	11	44,254	9
Driver controls	29,649	8	40,942	8
Other	5,951	1	7,529	2
	$385,300	100%	$487,006	100%

SALES AND RECEIVABLE CONCENTRATION

Sales to our largest customers were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 28, 2020		June 30, 2019
	Net Sales	%	Net Sales	%
General Motors Company	$102,487	27%	$112,719	23%
Fiat Chrysler Automobiles	85,010	22	115,304	24
Ford Motor Company	52,666	13	63,333	13
	$240,163	62%	$291,356	60%

Receivables from our largest customers were as follows (thousands of dollars and percent of gross receivables):

	June 28, 2020		June 30, 2019
	Receivables	%	Receivables	%
General Motors Company	$12,630	30%	$12,754	15%
Fiat Chrysler Automobiles	5,881	14	19,151	23
Ford Motor Company	6,101	15	9,991	12
	$24,612	59%	$41,896	50%

Selected Quarterly Financial Data (unaudited)

The following data are in thousands of dollars except per share amounts.

				Net Income (Loss) Attributable to	Earnings (Loss) per Share
	Quarter	Net Sales	Gross Profit	STRATTEC	Basic	Diluted
2020	First	$119,962	$15,886	$1,244	$0.34	$0.33
	Second	106,283	10,333	(1,341)	(0.36)	(0.36)
	Third	116,938	17,010	2,994	0.80	0.79
	Fourth	42,117	(7,783)	(10,502)	(2.80)	(2.80)
	TOTAL	$385,300	$35,446	$(7,605)	$(2.04)	$(2.04)
2019	First	$117,159	$15,183	$3,467	$0.95	$0.93
	Second	112,913	12,736	(22,164)	(6.03)	(5.96)
	Third	128,230	15,682	1,730	0.47	0.46
	Fourth	128,704	14,199	(62)	(0.02)	(0.02)
	TOTAL	$487,006	$57,800	$(17,029)	$(4.63)	$(4.63)

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

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee of the Company’s Board of Directors, consisting entirely of independent directors, meets regularly with management and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Deloitte & Touche LLP, independent registered public accounting firm, has direct and confidential access to the Audit Committee at all times to discuss the results of their audits.

Management assessed the Corporation’s system of internal control over financial reporting as of June 28, 2020, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 28, 2020, its system of internal control over financial reporting was effective and met the criteria of the Internal Control – Integrated Framework. Deloitte & Touche LLP, independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting, which is included herein.

/s/ Frank J. Krejci	/s/ Patrick J. Hansen
Frank J. Krejci	Patrick J. Hansen
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of STRATTEC SECURITY CORPORATION and subsidiaries (the “Company”) as of June 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 28, 2020, of the Company and our report dated September 3, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

Milwaukee, Wisconsin

September 3, 2020

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Proxy Statement, dated on or about September 3, 2020, under “Proposal 1: Election of Directors,”  “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,”  “Section 16(a) Reports,” “Director’s Meetings and Committees – Nominating and Corporate Governance Committee,” and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee consist of three outside independent directors, David R. Zimmer, Audit Committee Chairman, Thomas W. Florsheim, Jr., and Michael J. Koss.

ITEM 11.  EXECUTIVE COMPENSATION

The information included in our Proxy Statement, dated on or about September 3, 2020, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information included in our Proxy Statement, dated on or about September 3, 2020, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of June 28, 2020, for our Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	90,860	$35.88	116,334
Equity compensation plans not approved by shareholders	—	—	—
Total	90,860	$35.88	116,334

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in our Proxy Statement, dated on or about September 3, 2020, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in our Proxy Statement, dated on or about September 3, 2020, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

See Item 8 for the Consolidated Financial Statements included in this Form 10-K

(b)	Exhibits

See the following List of Exhibits:

Exhibit
3.1 (15)	Amended and Restated Articles of Incorporation of the Company	*
3.2 (22)	Amendment to Amended and Restated Articles of Incorporation of the Company	*
3.3 (1)	Amended By-laws of the Company	*
4.1	Description of Registrants’ Securities
4.2 (2)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.3 (14)	Amendment No. 1 to Amended and Restated Security Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.4 (15)	Amended and Restated Security Agreement, dated as of June 28, 2012, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*
4.5 (6)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.6 (7)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.7 (12)	Amendment No. 3 to Credit Agreement, dated as of June 24, 2016, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.8 (14)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.9 (17)	Amendment No. 5 to Credit Agreement, dated as of September 28, 2018, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.10 (21)	Amendment No. 6 to Credit Agreement, dated as of October 28, 2019, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.11 (7)	Credit Agreement, dated as of June 28, 2012, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.12 (7)	Amendment No. 1 to Credit Agreement, dated as of January 22, 2014, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.13 (7)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.14 (11)	Amendment No. 3 to Credit Agreement, dated as of April 27, 2016, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.15 (14)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.16 (16)	Amendment No. 5 to Credit Agreement, dated as of March 27, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.17 (18)	Amendment No. 6 to Credit Agreement, dated as of December 30, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.18 (21)	Amendment No. 7 to Credit Agreement, dated as of October 28, 2019, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
10.1 (8)**	Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan	*
10.2 (10)**	Form of Restricted Stock Grant Agreement with employees	*
10.3 (20)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Executive Officers and Senior Managers	*
10.4 (20)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Non-employee Members of the Board of Directors	*
10.5 (20)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Salaried Employees and Represented Employees	*
10.6 (9) **	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*
10.7 (3)**	Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010	*
10.8 (3)**	Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010	*

10.9 (3)**	Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010	*
10.10 (3)**	Employment Agreement between the Company and Brian J. Reetz made as of May 5, 2010	*
10.11 (3)**	Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010	*
10.12 (15) **	Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.13 (13) **	Change of Control Employment Agreement between the Company and Frank J. Krejci made as of July 1, 2016	*
10.14 (13) **	Change of Control Employment Agreement between the Company and Patrick J. Hansen made as of July 1, 2016	*
10.15 (13) **	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of July 1, 2016	*
10.16 (13) **	Change of Control Employment Agreement between the Company and Brian J. Reetz made as of July 1, 2016	*
10.17 (13) **	Change of Control Employment Agreement between the Company and Richard P. Messina made as of July 1, 2016	*
10.18 (15)**	Change of Control Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.19 (10)**	Form of Restricted Stock Grant Agreement with non-employee directors	*
10.20 (5)**	Amended STRATTEC SECURITY CORPORATION Employee Stock Purchase Plan	*
10.21 (4)**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012	*
21 (19)	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm dated September 3, 2020
31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (23)	18 U.S.C. Section 1350 Certifications
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 has been formatted in Inline XBRL.

*	Previously filed
**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibit to the Form 8-K filed on October 7, 2005.
(2)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.
(3)	Incorporated by reference from the exhibit to the March 28, 2010 Form 10-Q filed on May 6, 2010.
(4)	Incorporated by reference from the exhibit to the July 1, 2012 Form 10-K filed on September 6, 2012.
(5)	Incorporated by reference from the exhibit to the Form 8-K filed on January 2, 2013.
(6)	Incorporated by reference from the exhibit to the Form 8-K filed on December 27, 2013.
(7)	Incorporated by reference from the exhibit to the Form 8-K filed on June 25, 2015.
(8)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 6, 2014.
(9)	Incorporated by reference from the exhibit to the Form 8-K filed on October 10, 2013.
(10)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2014.
(11)	Incorporated by reference from the exhibit to the Form 8-K filed on April 29, 2016.
(12)	Incorporated by reference from the exhibit to the Form 8-K filed on June 24, 2016.
(13)	Incorporated by reference from the exhibit to the Form 10-K filed on September 8, 2016.
(14)	Incorporated by reference from the exhibit to the Form 8-K filed on June 27, 2017.
(15)	Incorporated by reference from the exhibit to the Form 10-K filed on September 7, 2017.
(16)	Incorporated by reference from the exhibit to the Form 8-K filed on March 27, 2018.
(17)	Incorporated by reference from the exhibit to the Form 8-K filed on September 28, 2018.
(18)	Incorporated by reference from the exhibit to the Form 8-K filed on December 31, 2018.
(19)	Incorporated by reference from the exhibit to the Form 10-K filed on September 6, 2018.
(20)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2019.
(21)	Incorporated by reference from the exhibit to the Form 8-K filed on October 28, 2019
(22)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 7, 2019
(23)

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

Date:  September 3, 2020

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank J. Krejci	President, Chief Executive Officer,	September 3, 2020
Frank J. Krejci	and Director
(Principal Executive Officer)

/s/ Harold M. Stratton II	Chairman and Director	August 19, 2020
Harold M. Stratton II

/s/ Michael J. Koss	Director	August 19, 2020
Michael J. Koss

/s/ Thomas W. Florsheim, Jr.	Director	August 19, 2020
Thomas W. Florsheim, Jr.

/s/ David R. Zimmer	Director	August 19, 2020
David R. Zimmer

/s/ Patrick J. Hansen	Senior Vice President, Chief	September 3, 2020
Patrick J. Hansen	Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)