Form 10-Q
period 2020-09-27
STRATTEC SECURITY CORP
filed 2020-11-05
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

or

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

Common stock, par value $0.01 per share: 3,859,892 shares outstanding as of September 29, 2020 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 27, 2020

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, changes in the costs of operations, changes in the volume and scope of product returns and warranty claims, adverse business and operational issues resulting from the Coronavirus (COVID-19) pandemic or the continuation or worsening therefore and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 3, 2020 with the Securities and Exchange Commission for the year ended June 28, 2020.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	September 27, 2020	September 29, 2019
Net sales	$126,234	$119,962
Cost of goods sold	103,723	104,076
Gross profit	22,511	15,886
Engineering, selling and administrative expenses	11,314	12,954
Income from operations	11,197	2,932
Equity earnings of joint ventures	825	484
Interest expense	(112)	(340)
Other expense, net	(260)	(97)
Income before provision for income taxes and non-controlling interest	11,650	2,979
Provision for income taxes	1,577	299
Net income	10,073	2,680
Net income attributable to non-controlling interest	2,065	1,436
Net income attributable to STRATTEC SECURITY CORPORATION	$8,008	$1,244

Comprehensive income:
Net income	$10,073	$2,680
Pension and postretirement plans, net of tax	70	73
Currency translation adjustments	1,699	(1,448)
Other comprehensive income (loss), net of tax	1,769	(1,375)
Comprehensive income	11,842	1,305
Comprehensive income attributable to non-controlling interest	2,386	1,184
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$9,456	$121

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$2.13	$0.34
Diluted	$2.11	$0.33

Average shares outstanding:
Basic	3,765	3,710
Diluted	3,788	3,728

Cash dividends declared per share	$—	$0.14

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	September 27, 2020	June 28, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$11,983	$11,774
Receivables, net	79,764	41,955
Inventories:
Finished products	13,122	13,142
Work in process	12,551	11,815
Purchased materials	31,523	34,333
Excess and obsolete reserve	(5,523)	(4,890)
Inventories, net	51,673	54,400
Other current assets	17,527	17,239
Total current assets	160,947	125,368
Investment in joint ventures	23,723	22,068
Deferred Income Taxes	6,402	6,490
Other long-term assets	6,547	6,471
Property, plant and equipment	268,166	266,216
Less: accumulated depreciation	(165,556)	(161,068)
Net property, plant and equipment	102,610	105,148
	$300,229	$265,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,809	$18,549
Accrued Liabilities:
Payroll and benefits	16,314	13,498
Environmental	1,257	1,259
Warranty	8,405	8,500
Other	9,518	6,334
Total current liabilities	76,303	48,140
Borrowings under credit facilities	30,000	35,000
Accrued pension obligations	1,277	1,255
Accrued postretirement obligations	684	701
Other long-term liabilities	4,945	5,008
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,393,481 issued shares at September 27, 2020 and 7,358,812 issued shares at June 28, 2020	74	74
Capital in excess of par value	98,188	97,977
Retained earnings	219,948	211,940
Accumulated other comprehensive loss	(20,665)	(22,113)
Less: treasury stock, at cost (3,608,214 shares at September 27, 2020 and 3,609,193 shares at June 28, 2020)	(135,640)	(135,656)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	161,905	152,222
Non-controlling interest	25,115	23,219
Total shareholders’ equity	187,020	175,441
	$300,229	$265,545

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	September 27, 2020	September 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,073	$2,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,885	4,733
Foreign currency transaction loss	399	85
Unrealized gain on peso forward contracts	(335)	—
Stock based compensation expense	208	413
Equity earnings of joint ventures	(825)	(484)
Non-cash compensation expense	—	2,228
Deferred income taxes	—	(524)
Change in operating assets and liabilities:
Receivables	(37,796)	4,952
Inventories	2,727	(4,238)
Other assets	(288)	3,240
Accounts payable and accrued liabilities	27,914	1,684
Other, net	338	239
Net cash provided by operating activities	7,300	15,008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,514)	(4,298)
Proceeds received on sale of property, plant and equipment	3	15
Net cash used in investing activities	(1,511)	(4,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	—
Repayment of borrowings under credit facility	(5,000)	(6,000)
Dividends paid to non-controlling interests of subsidiaries	(490)	(980)
Dividends paid	—	(522)
Exercise of stock options and employee stock purchases	19	239
Net cash used in financing activities	(5,471)	(7,263)
Foreign currency impact on cash	(109)	(30)
NET INCREASE IN CASH AND CASH EQUIVALENTS	209	3,432

CASH AND CASH EQUIVALENTS
Beginning of period	11,774	7,809
End of period	$11,983	$11,241
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes	$(213)	$298
Interest	$118	$360
Non-cash investing activities:
Change in capital expenditures in accounts payable	$318	$(820)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we provide full service and aftermarket support for each VAST Automotive Group partner’s products.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez and Leon, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”), for which we exercise significant influence but do not control and are not variable interest entities of STRATTEC, are accounted for using the equity method. VAST LLC consists primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of September 27, 2020 and June 28, 2020, which has been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2020 Form 10-K, which was filed with the Securities and Exchange Commission on September 3, 2020.

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

STRATTEC’s operating performance is subject to global economic conditions and levels of consumer spending specifically within the automotive industry. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal quarter ended September 27, 2020 resulting in an increase in our net sales for the current fiscal quarter compared to our prior year fiscal quarter. While we expect continued increased sales over our prior year through our second fiscal quarter, such estimates are dependent on the severity of the ongoing impacts of COVID-19 and any worsening of the impact of the pandemic on society and specifically on the automotive industry.

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

New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses. This update revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, the update was effective for fiscal years, and for interim periods with those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial instruments – Credit Losses, Derivatives and Hedging Activities, and Leases. This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are planning to adopt this standard in the first quarter of our fiscal 2024. We are currently evaluating the potential effects of adopting the new guidance on our consolidated financial statements.

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

The following table quantifies the outstanding Mexican peso forward contracts as of September 27, 2020 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 14, 2020 - December 16, 2020	$3,000	21.40	$(146)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	September 27, 2020	June 28, 2020
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$146	$480

The pre-tax effects of the Mexican peso forward contracts are included in Other Expense, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended
	September 27, 2020	September 29, 2019
Not Designated as Hedging Instruments:
Realized Loss	$(59)	$—
Unrealized Gain	$335	$—

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of September 27, 2020 and June 28, 2020. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2020 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$270	$—	$—
Mid Cap	310	—	—
Large Cap	623	—	—
International	870	—	—
Fixed Income Funds	803	—	—
Cash and Cash Equivalents	—	3	—
Total Assets at Fair Value	$2,876	$3	$—

Liabilities:
Mexican Peso Forward Contracts	$—	$146	$—

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC joint ventures resulted in equity earnings of joint ventures to STRATTEC of $825,000 during the three months ended September 27, 2020 and $487,000 during the three months ended September 29, 2019. During the three months ended September 27, 2020 and September 29, 2019, no capital contributions were made to VAST LLC by any of the members.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $1.4 million during the three months ended September 27, 2020 and approximately $1.0 million during the three months ended September 29, 2019. ADAC STRATTEC LLC incurs an engineering, research and design fee as well as a sales fee with ADAC. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $2.4 million in the three months ended September 27, 2020 and $2.2 million in the three months ended September 29, 2019. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $3.1 million in the three months ended September 27, 2020 and $3.7 million in the three months ended September 29, 2019.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $685,000 during the three months ended September 27, 2020 and $266,000 during the three months ended September 29, 2019. STRATTEC purchases production parts from WITTE. These purchases totaled $83,000 during the three months ended September 27, 2020 and $393,000 during the three months ended September 29, 2019.

Equity Earnings of Joint Ventures

As discussed above under Investment in Joint Ventures and Majority Owned Subsidiaries, we hold a one-third interest in a joint venture company, VAST LLC. Our investment in VAST LLC, for which we exercise significant influence but do not control and is not a variable interest entity of STRATTEC, is accounted for using the equity method. The results of the VAST LLC foreign subsidiaries and joint ventures are reported on a one-month lag basis. We assess the impairment of equity investments whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019
Net Sales	$50,411	$42,567
Cost of Goods Sold	40,591	34,658
Gross Profit	9,820	7,909
Engineering, Selling and Administrative Expenses	6,603	6,681
Income From Operations	3,217	1,228
Other (Expense) Income, net	(149)	860
Income before Provision for Income Taxes	3,068	2,088
Provision for Income Taxes	592	628
Net Income	$2,476	$1,460
STRATTEC’s Equity Earnings of VAST LLC	$825	$487

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019
Sales to VAST LLC	$1,216	$891
Purchases from VAST LLC	$187	$97
Expenses Charged to VAST LLC	$507	$831
Expenses Charged from VAST LLC	$292	$226

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheet are presented below (in thousands):

September 27, 2020
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$3,668
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$354
Other Long-Term Liabilities	3,314
$3,668

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under the non-cancelable lease are as follows as of September 27, 2020 (in thousands):

2021 (for the remaining nine months)	$357
2022	484
2023	497
2024	509
2025	522
Thereafter	1,834
Total Future Minimum Lease Payments	4,203
Less: Imputed Interest	(535)
Total Lease Obligations	$3,668

Cash flow information related to the operating lease is shown below (in thousands):

Three Months Ended
September 27, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$116

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

September 27, 2020
Weighted Average Remaining Lease Term (in years)	8.1
Weighted Average Discount Rate	3.3%

Operating lease expense for the three month periods ended September 27, 2020 and September 29, 2019 totaled $116,000 and $113,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of September 27, 2020, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	September 27, 2020	June 28, 2020
STRATTEC Credit Facility	$13,000	$18,000
ADAC-STRATTEC Credit Facility	17,000	17,000
	$30,000	$35,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
STRATTEC Credit Facility	$17,231	$16,033	1.2%	3.3%
ADAC-STRATTEC Credit Facility	$17,000	$23,473	1.4%	3.5%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through September 27, 2020, costs of approximately $618,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at September 27, 2020 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month periods ended September 27, 2020 and September 29, 2019 were as follows (in thousands):

	Three Months Ended September 27, 2020
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 28, 2020	$175,441	$74	$97,977	$211,940	$(22,113)	$(135,656)	$23,219
Net Income	10,073	—	—	8,008	—	—	2,065
Dividend Declared – Non- controlling Interests of Subsidiaries	(490)	—	—	—	—	—	(490)
Translation Adjustments	1,699	—	—	—	1,378	—	321
Stock Based Compensation	208	—	208	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	70	—	—	—	70	—	—
Employee Stock Purchases	19	—	3	—	—	16	—
Balance, September 27, 2020	$187,020	$74	$98,188	$219,948	$(20,665)	$(135,640)	$25,115

	Three Months Ended September 29, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 30, 2019	$187,816	$73	$96,491	$221,117	$(18,568)	$(135,725)	$24,428
Net Income	2,680	—	—	1,244	—	—	1,436
Dividend Declared	(522)	—	—	(522)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(980)	—	—	—	—	—	(980)
Translation Adjustments	(1,448)	—	—	—	(1,196)	—	(252)
Stock Based Compensation	413	—	413	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	73	—	—	—	73	—	—
Stock Option Exercises	222	1	221	—	—	—	—
Employee Stock Purchases	17	—	3	—	—	14	—
Balance, September 29, 2019	$188,271	$74	$97,128	$221,839	$(19,691)	$(135,711)	$24,632

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

Contract Balances:

We have no material contract assets as of September 27, 2020. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. Contract liability balances are included in Other Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets. The activity related to contract liability balances during the three month period ended September 27, 2020 was as follows (thousands of dollars):

Balance, June 28, 2020	$373
Discounts Recorded as a Reduction in Sales	118
Payments of Discounts to Customers	(129)
Other	40
Balance, September 27, 2020	$402

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	September 27, 2020	September 29, 2019
Door Handles & Exterior Trim	$34,091	$31,391
Keys & Locksets	32,736	32,469
Power Access	20,620	19,458
Latches	13,835	13,897
Aftermarket & OE Service	13,137	10,913
Driver Controls	9,787	9,785
Other	2,028	2,049
	$126,234	$119,962

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	September 27, 2020	September 29, 2019
General Motors Company	$37,756	$33,838
Fiat Chrysler Automobiles	25,083	25,482
Ford Motor Company	15,846	15,812
Commercial and Other OEM Customers	21,434	21,346
Tier 1 Customers	17,495	17,747
Hyundai / Kia	8,620	5,737
	$126,234	$119,962

Other Expense, net

Net other expense included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our supplemental executive retirement plan (“SEPR”) and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of September 27, 2020 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019
Foreign Currency Transaction Loss	$(399)	$(85)
Unrealized Gain on Peso Forward Contracts	335	—
Realized Loss on Peso Forward Contracts	(59)	—
Pension and Postretirement Plans Cost	(105)	(117)
Rabbi Trust Loss	(57)	(2)
Other	25	107
	$(260)	$(97)

Income Taxes

Our effective tax rate was 13.5% and 10.0% for the three months ended September 27, 2020 and September 29, 2019, respectively. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2020. With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2020 fiscal year. As a result of the newly enacted regulations, we recorded an income tax benefit of $675,000 during the three month period ended September 27, 2020. During the three month period ended September 29, 2019, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed under Pension and Postretirement Benefits below. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 27, 2020			September 29, 2019
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$8,008	3,765	$2.13	$1,244	3,710	$0.34
Stock Option and Restricted Stock Awards	—	23		—	18
Diluted Earnings Per Share	$8,008	3,788	$2.11	$1,244	3,728	$0.33

The calculation of earnings per share excluded 90,860 share-based payment awards for both of the quarters ended September 27, 2020 and September 29, 2019 because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of September 27, 2020, the Board of Directors had designated 1,850,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of September 27, 2020 were 76,434. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises. We included a proposal at our Annual Meeting of Shareholders held on October 6, 2020 to increase the number of shares available to be granted under this omnibus stock incentive plan by an additional 150,000 shares, which proposal was approved by our shareholders at the Annual Meeting.

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

A summary of stock option activity under our stock incentive plan for the three months ended September 27, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 28, 2020	90,860	$35.88
Outstanding, September 27, 2020	90,860	$35.88	2.2	$—
Exercisable, September 27, 2020	90,860	$35.88	2.2	$—

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three month periods presented below were as follows (in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019
Intrinsic Value of Options Exercised	$—	$37
Fair Value of Stock Options Vesting	$—	$—

No options were granted during the three month periods ended September 27, 2020 or September 29, 2019.

A summary of restricted stock activity under our omnibus stock incentive plan for the three months ended September 27, 2020 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 28, 2020	69,394	$30.59
Granted	39,900	$21.20
Vested	(34,669)	$34.95
Nonvested Balance, September 27, 2020	74,625	$23.54

As of September 27, 2020, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of September 27, 2020, there was approximately $1.4 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We had a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors subsequently approved to proceed with the termination of the Qualified Pension Plan. During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $31.9 million was recorded during fiscal 2019. A non-cash compensation expense charge of $4.2 million was also recorded during fiscal 2019 related to the future transfer of the excess assets in the Qualified Pension Plan to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.8 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during our fiscal 2020, of which $2.2 million of non-cash compensation expense was recorded during the three month period ended September 29, 2019. As of December 29, 2019, the excess Qualified Pension Plan assets were transferred to our defined contribution plan and distributed to eligible STRATTEC employees, which completed the full termination of the Qualified Pension Plan.

We have a noncontributory supplemental executive retirement plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.9 million at both September 27, 2020 and June 28, 2020 and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service Cost	$16	$19	$3	$3
Interest Cost	10	15	4	6
Amortization of Prior Service Credit	—	—	(2)	(7)
Amortization of Unrecognized Net Loss	3	4	89	99
Net Periodic Benefit Cost	$29	$38	$94	$101

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended September 27, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2020	$20,136	$1,977	$22,113
Other Comprehensive Income Before Reclassifications	(1,699)	—	(1,699)
Net Other Comprehensive Income Before Reclassifications	(1,699)	—	(1,699)
Reclassifications:
Prior Service Credits (A)	—	2	2
Unrecognized Net Loss (A)	—	(92)	(92)
Total Reclassifications Before Tax	—	(90)	(90)
Income Tax	—	20	20
Net Reclassifications	—	(70)	(70)
Other Comprehensive Income	(1,699)	(70)	(1,769)
Other Comprehensive Income Attributable to Non- Controlling Interest	(321)	—	(321)
Balance, September 27, 2020	$18,758	$1,907	$20,665

	Three Months Ended September 29, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2019	$16,317	$2,251	$18,568
Other Comprehensive Loss Before Reclassifications	1,448	—	1,448
Net Other Comprehensive Loss Before Reclassifications	1,448	—	1,448
Reclassifications:
Prior Service Credits (A)	—	7	7
Unrecognized Net Loss (A)	—	(103)	(103)
Total Reclassifications Before Tax	—	(96)	(96)
Income Tax	—	23	23
Net Reclassifications	—	(73)	(73)
Other Comprehensive Income	1,448	(73)	1,375
Other Comprehensive Income Attributable to Non- Controlling Interest	252	—	252
Balance, September 29, 2019	$17,513	$2,178	$19,691

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

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2020 Form 10-K, which was filed with the Securities and Exchange Commission on September 3, 2020. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

Refer to discussion of Risks and Uncertainties included in the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this Form 10-Q.

During the fourth quarter of our fiscal year ended June 2020, we responded to the COVID-19 pandemic and the temporary OEM customer plant shutdowns by implementing a permanent reduction in our salaried workforce, instituting temporary layoffs, reducing working hours, allowing (and in some cases encouraging) remote working from home, temporarily suspending our quarterly cash dividend, delaying capital expenditures and eliminating nonessential operating costs, all to preserve cash flow. In addition, during the fourth quarter of the prior fiscal year, we produced additional finished goods inventory in anticipation of our OEM customers pipeline fill to their dealers once vehicle production began starting up in June 2020.

During the first quarter ended September 2020, the Company experienced a strong sales recovery as our customers ramped up vehicle production as they restarted their assembly plant operations in order to replenish low inventory levels at the dealers. Likewise, our manufacturing operations in Milwaukee, WI and in Mexico ramped up production to meet this increased sales demand. However, these actions were, and continue to be hampered by, requirements imposed by the Mexican Government at our Mexican facilities that continue to limit operating capacity in Mexico due to COVID-19 which may in the future impact our ability to meet customer sales demand depending upon their order levels.

The sales outlook over the next few quarters appears strong as our customers continue to restock dealer inventories. However, this sales demand going forward is contingent on the impact and severity of the COVID-19 pandemic, including any potential worsening thereof, on the North American and overall global economy.

Analysis of Results of Operations

Three months ended September 27, 2020 compared to the three months ended September 29, 2019

	Three Months Ended
	September 27, 2020	September 29, 2019
Net Sales (in millions)	$126.2	$120.0

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	September 27, 2020	September 29, 2019
General Motors Company	$37.8	$33.8
Fiat Chrysler Automobiles	25.1	25.5
Ford Motor Company	15.8	15.8
Commercial and Other OEM Customers	21.4	21.4
Tier 1 Customers	17.5	17.8
Hyundai / Kia	8.6	5.7
	$126.2	$120.0

The increase in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to higher production volumes on models for which we supply components. The impact of the UAW strike reduced net sales by an estimated $3.0 million in the prior year quarter. Sales to Fiat Chrysler Automobiles decreased slightly in the current year quarter as compared to the prior year quarter due to lower vehicle production volumes on the FCA minivans for which we supply components. The Dodge Grand Caravan minivan went out of production during July 2020. Sales to Ford Motor Company, Tier 1 Customers and Commercial and Other OEM Customers were flat in the current year quarter compared to the prior year quarter. Sales to Tier 1 Customers, Commercial and Other OEM Customers primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys. The increased sales to Hyundai / Kia in the current year quarter as compared to the prior year quarter were due to higher levels of production on their new, recently launched Kia Sedona minivan for which we supply components.

	Three Months Ended
	September 27, 2020	September 29, 2019
Cost of Goods Sold (in millions)	$103.7	$104.1

Direct material costs are the most significant component of our cost of goods sold and comprised $70.5 million or 68.0 percent of our cost of goods sold in the current year quarter compared to $68.5 million or 65.8 percent of our cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $2.0 million or 2.9 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter and increased obsolescence costs in the current year quarter resulting from the discontinuance of a customer program. The increase in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter was due to reduced labor and overhead costs between periods as discussed below.

The remaining components of our cost of goods sold consist of labor and overhead costs which decreased $2.4 million or 6.7 percent to $33.2 million in the current year quarter from $35.6 million in the prior year quarter. The prior year quarter costs included a $1.4 million non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets as described under Pension and Postretirement Benefits within Notes to Condensed Consolidated Financial Statement included herein. Additionally, labor and overhead costs in the current year quarter were favorably impacted by cost improvements implemented at our Milwaukee, WI and Mexico facilities, along with a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico, which favorable impacts were partially offset by an increase in the variable portion of our labor and overhead costs as a result of the increase in sales volumes in the current year quarter as compared to the prior year quarter. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $2.0 million in the current year quarter as compared to the prior year quarter due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 22.21 pesos to the dollar in the current year quarter from approximately 19.61 pesos to the dollar in the prior year quarter.

	Three Months Ended
	September 27, 2020	September 29, 2019
Gross Profit (in millions)	$22.5	$15.9
Gross Profit as a percentage of net sales	17.8%	13.2%

Gross profit dollars increased in the current year quarter as compared to the prior year quarter as a result of both an increase in sales and an increase in cost of goods sold between periods, as discussed above. Gross profit as a percentage of net sales increased between periods. The increase was due to the prior year quarter non-cash compensation expense charge as well as cost improvements implemented at our Milwaukee and Mexico production facilities in the current year quarter as compared to the prior year quarter and a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	September 27, 2020	September 29, 2019
Expenses (in millions)	$11.3	$13.0
Expenses as a percentage of net sales	9.0%	10.8%

The decrease in engineering, selling and administrative expenses in the current year quarter decreased in comparison to the prior year quarter due to lower new product development costs, a temporary reduction in salary work force wages, permanent layoffs, and improved operating expense management in the current year quarter as compared to the prior year quarter. Additionally, the prior year quarter costs included an $862,000 non-cash compensation expense charge related to the transfer of excess Qualified Pension

Plan assets as described under Pension and Postretirement Benefits within Notes to Condensed Consolidated Financial Statement included herein.

Income from operations was $11.2 million in the current year quarter compared to $2.9 million in the prior year quarter due to an increase in gross profit margin dollars and a decrease in engineering, selling and administrative expenses between quarters, all as discussed above.

The equity earnings of joint ventures was $825,000 in the current year quarter compared to $484,000 in the prior year quarter. Higher profitability from our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures is due to higher profitability in our VAST China operation between periods. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions.

Included in Other Expense, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019
Foreign Currency Transaction Loss	$(399)	$(85)
Unrealized Gain on Peso Forward Contracts	335	—
Realized Loss on Peso Forward Contracts	(59)	—
Pension and Postretirement Plans Cost	(105)	(117)
Rabbi Trust Loss	(57)	(2)
Other	25	107
	$(260)	$(97)

Foreign currency transaction losses during the current year quarter and prior year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of September 27, 2020 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 13.5% and 10.0% for the three months ended September 27, 2020 and September 29, 2019, respectively. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2020. With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2020 fiscal year. As a result of the newly enacted regulations, we recorded an income tax benefit of $675,000 during the three month period ended September 27, 2020. During the three month period ended September 29, 2019, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed under Pension and Postretirement Benefits below. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (in millions)

	September 27, 2020	June 28, 2020

Current Assets	$160.9	$125.4
Current Liabilities	76.3	48.1
Working Capital	$84.6	$77.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 27, 2020 was as follows (in millions):

General Motors Company	$23.2
Fiat Chrysler Automobiles	$16.2
Ford Motor Company	$7.6

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of September 27, 2020, $4.2 million of our $12.0 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Three Months Ended
	September 27, 2020	September 29, 2019
Cash Flows from (in millions):
Operating Activities	$7.3	$15.0
Investing Activities	$(1.5)	$(4.3)
Financing Activities	$(5.5)	$(7.3)

The decrease in cash provided by operating activities between periods is due to a net increase in our working capital requirements between periods of approximately $13.2 million which was partially offset by improvement in our financial results between periods. The net increase in our working capital requirements between periods was made up of the following working capital changes (in millions):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	September 27, 2020	September 29, 2019	Change
Accounts Receivable	$37.8	$(5.0)	$42.8
Inventory	$(2.7)	$4.2	$(6.9)
Other Assets	$0.3	$(3.2)	$3.5
Accounts Payable and Accrued Liabilities	$(27.9)	$(1.7)	$(26.2)

The period over period change in the accounts receivable balances is the result of the amount and timing of sales during each period. The increase in accounts receivable balances during the current year period reflected reduced sales levels from the end of March 2020 through June 2020, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants due to the COVID-19 outbreak. The reduction in accounts receivable balances during the prior year period reflected reduced sales levels toward the end of our September 2019 period as compared to the end of our June 2019 period. The period over period change in inventory reflected a decrease in inventory balances during the current year period due to an inventory build-up as of June 2020 resulting from our OEM customers reducing production schedules and closing their assembly plants due to COVID-19 and an increase in inventory balances during the prior year period due to an inventory build-up of General Motors components stemming from the impacts of the General Motors strike. The period over period change in other assets reflected a reduction in our other assets balances in the prior year period, which was driven by changes in customer tooling balances. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. The prior year change in customer tooling balances was the result of the timing of tooling development spending required to meet customer production requirements and related customer billing for tooling cost reimbursement. The period over period change in accounts payable and accrued liability balances was primarily the result of an increase in accounts payable balances during the current year period. Accounts payable balances were significantly reduced as of June 2020 due to the impact of COVID-19. Accounts payable balances increased as of September 2020 as our business ramped-up along with the automotive industry. Accounts payable balances reflect the timing of purchases and payments with our vendors based on normal payment terms.

Net cash used by investing activities of $1.5 million during the current year period and $4.3 million during the prior year period were the result of capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Net cash used in financing activities during the current year period of $5.5 million included repayments of borrowings under credit facilities of $5.0 million and $490,000 of dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities of $7.3 million during the prior year period included repayments of borrowings under credit facilities of $6.0 million, $522,000 of regular quarterly dividend payments to shareholders and $980,000 of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of its business. No capital contributions were made to VAST LLC during the three months ended September 27, 2020 or September 29, 2019. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda will require a capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during fiscal year 2021. STRATTEC’s portion of the capital contributions is anticipated to be $100,000. During the three months ended September 27, 2020, VAST LLC made no capital contributions to Minda-VAST Access Systems. Due to Minda-VAST Access System recently experiencing losses and due to the COVID-19 outbreak, future capital contributions may be required.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $12 million in total in fiscal 2021, of which $1.5 million has been made through September 27, 2020, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at September 27, 2020. A total of 3,655,322 shares have been repurchased over the life of the program through September 27, 2020, at a cost of approximately $136.4 million. No shares were repurchased during the three month periods ended September 27, 2020 or September 29, 2019. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2021.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. As of September 27, 2020, we were in compliance with all financial covenants required by these credit facilities. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $13 million at September 27, 2020 and $18 million at June 28, 2020. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $17.2 million and 1.2 percent, respectively, during the three months ended September 27, 2020. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $17 million at September 27, 2020 and $17.0 million at June 28, 2020. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $17.0 million and 1.4 percent, respectively, during the three months ended September 27, 2020.

Inflation and Other Changes in Prices

Inflation Related Items:  Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of metals (zinc, steel, brass, nickel silver and aluminum) and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. We have from time to time entered into contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Refer to discussion under Notes to Condensed Consolidated Financial Statements: Derivative Instruments included herein.

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity Earnings of Joint Ventures included in Notes to Condensed Consolidated Financial Statements included within this Form 10-Q.

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 3, 2020.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through September 27, 2020, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended September 27, 2020.

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

10.1

Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 2020.)

10.2	Form of Restricted Stock Grant Agreement with Employees to be used under the Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 5, 2020	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)