Form 10-Q
period 2020-12-27
STRATTEC SECURITY CORP
filed 2021-02-04
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2020

or

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

Common stock, par value $0.01 per share: 3,869,042 shares outstanding as of December 29, 2020 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 27, 2020

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, changes in the costs of operations, changes in the volume and scope of product returns and warranty claims, adverse business and operational issues resulting from the Coronavirus (COVID-19) pandemic or the continuation or worsening thereof and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 3, 2020 with the Securities and Exchange Commission for the year ended June 28, 2020.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net sales	$127,360	$106,283	$253,594	$226,245
Cost of goods sold	105,119	95,950	208,842	200,026
Gross profit	22,241	10,333	44,752	26,219
Engineering, selling and administrative expenses	10,302	12,094	21,616	25,048
Income (loss) from operations	11,939	(1,761)	23,136	1,171
Equity earnings of joint ventures	1,075	492	1,900	976
Interest expense	(84)	(248)	(196)	(588)
Other (expense) income, net	(1,366)	23	(1,626)	(74)
Income (loss) before provision (benefit) for income taxes and non-controlling interest	11,564	(1,494)	23,214	1,485
Provision (benefit) for income taxes	1,991	(399)	3,568	(100)
Net income (loss)	9,573	(1,095)	19,646	1,585
Net income attributable to non-controlling Interest	2,460	246	4,525	1,682
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$7,113	$(1,341)	$15,121	$(97)

Comprehensive income:
Net income (loss)	$9,573	$(1,095)	$19,646	$1,585
Pension and postretirement plans, net of tax	69	73	139	146
Currency translation adjustments	4,417	1,634	6,116	186
Other comprehensive income, net of tax	4,486	1,707	6,255	332
Comprehensive income	14,059	612	25,901	1,917
Comprehensive income attributable to non-controlling interest	3,773	748	6,159	1,932
Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$10,286	$(136)	$19,742	$(15)

Earnings (loss) per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$1.88	$(0.36)	$4.01	$(0.03)
Diluted	$1.85	$(0.36)	$3.96	$(0.03)

Average shares outstanding:
Basic	3,786	3,741	3,775	3,725
Diluted	3,842	3,741	3,815	3,725

Cash dividends declared per share	$—	$0.14	$—	$0.28

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	December 27, 2020	June 28, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$10,432	$11,774
Receivables, net	85,796	41,955
Inventories:
Finished products	18,535	13,142
Work in process	13,727	11,815
Purchased materials	29,493	34,333
Excess and obsolete reserve	(5,422)	(4,890)
Inventories, net	56,333	54,400
Other current assets	13,348	17,239
Total current assets	165,909	125,368
Investment in joint ventures	25,759	22,068
Deferred Income Taxes	6,650	6,490
Other long-term assets	6,832	6,471
Property, plant and equipment	266,372	266,216
Less: accumulated depreciation	(164,553)	(161,068)
Net property, plant and equipment	101,819	105,148
	$306,969	$265,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,148	$18,549
Accrued Liabilities:
Payroll and benefits	19,169	13,498
Environmental	1,250	1,259
Warranty	8,315	8,500
Other	8,773	6,334
Total current liabilities	76,655	48,140
Borrowings under credit facilities	22,000	35,000
Accrued pension obligations	1,300	1,255
Accrued postretirement obligations	680	701
Other long-term liabilities	4,861	5,008
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,393,481 issued shares at December 27, 2020 and 7,358,812 issued shares at June 28, 2020	74	74
Capital in excess of par value	98,571	97,977
Retained earnings	227,061	211,940
Accumulated other comprehensive loss	(17,492)	(22,113)
Less: treasury stock, at cost (3,607,464 shares at December 27, 2020 and 3,609,193 shares at June 28, 2020)	(135,629)	(135,656)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	172,585	152,222
Non-controlling interest	28,888	23,219
Total shareholders’ equity	201,473	175,441
	$306,969	$265,545

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 27, 2020	December 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,646	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,797	9,580
Foreign currency transaction loss	2,312	448
Loss on disposal of property, plant and equipment	1,426	283
Unrealized gain on peso forward contracts	(480)	—
Stock based compensation expense	582	624
Equity earnings of joint ventures	(1,900)	(976)
Non-cash compensation expense	—	4,473
Deferred income taxes	—	(1,032)
Change in operating assets and liabilities:
Receivables	(43,640)	18,387
Inventories	(1,933)	(5,249)
Other assets	3,737	1,397
Accounts payable and accrued liabilities	27,274	(9,057)
Other, net	235	145
Net cash provided by operating activities	17,056	20,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in VAST LLC	(100)	—
Purchase of property, plant and equipment	(4,593)	(7,384)
Proceeds received on sale of property, plant and equipment	3	15
Net cash used in investing activities	(4,690)	(7,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings under credit facility	(13,000)	(10,000)
Dividends paid to non-controlling interests of subsidiaries	(490)	(980)
Dividends paid	—	(1,047)
Exercise of stock options and employee stock purchases	40	519
Net cash used in financing activities	(13,450)	(11,508)
Foreign currency impact on cash	(258)	(255)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,342)	1,476

CASH AND CASH EQUIVALENTS
Beginning of period	11,774	7,809
End of period	$10,432	$9,285
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,406	$497
Interest	$208	$621
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(340)	$(1,154)

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of December 27, 2020 and June 28, 2020, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2020 Form 10-K, which was filed with the Securities and Exchange Commission on September 3, 2020.

Risks and Uncertainties

  In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The coronavirus has since spread, and infections have been found in multiple countries around the world, including the United States. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, and continues to adversely impact global economic activity, including with respect to customer purchasing actions and supply chain continuity and disruption.

STRATTEC’s operating performance is subject to global economic conditions and levels of consumer spending specifically within the automotive industry. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our six-month fiscal period ended December 27, 2020 resulting in an increase in our net sales for this current fiscal six-month period compared to our prior year period. While we expect increased sales over our prior year during our third and fourth fiscal quarters due to our customers’ reduction in production schedules and their assembly plant closures during the period late March 2020 through mid-June 2020, such estimates are dependent on the severity of the ongoing impacts of COVID-19 and any worsening of the impact of the pandemic (including relating to potential restrictive operating measures imposed by governmental authorities) on society and specifically on the automotive industry.

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

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. We had contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into currency forward contracts from time to time is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts we previously entered into were not used for speculative purposes and were not designated as hedges. As a result, all currency forward contracts were recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value were reported in current earnings as part of Other (Expense) Income, net. No currency forward contracts were outstanding as of December 27, 2020.

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	December 27, 2020	June 28, 2020
Not Designated as Hedging Instruments:
Other Current Liabilities:
Mexican Peso Forward Contracts	$—	$480

The pre-tax effects of the Mexican peso forward contracts are included in Other (Expense) Income, net on the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Not Designated as Hedging Instruments:
Realized Loss	$(135)	$—	$(76)	$—
Unrealized Gain	$145	$—	$480	$—

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of December 27, 2020 and June 28, 2020. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2020 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$329	$—	$—
Mid Cap	326	—	—
Large Cap	649	—	—
International	978	—	—
Fixed Income Funds	965	—	—
Cash and Cash Equivalents	—	6	—
Total Assets at Fair Value	$3,247	$6	$—

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $237,000 and $320,000 during the three and six month periods ended December 27, 2020, respectively, and $250,000 and $643,000 during the three and six month periods ended December 29, 2019, respectively.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC foreign subsidiaries and joint venture resulted in equity earnings of joint ventures to STRATTEC of $1.9 million during the six month period ended December 27, 2020 and $983,000 during the six month period ended December 29, 2019. During the six months ended December 27, 2020, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $100,000. During the six months ended December 29, 2019, no capital contributions were made to VAST LLC by any of the members.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $2.7 million during the six month period ended December 27, 2020 and approximately $1.3 million during the six month period ended December 29, 2019. ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $2.4 million and $4.8 million in the three and six month periods ended December 27, 2020, respectively, and $1.8 million and $4.0 million in the three and six month periods ended December 29, 2019, respectively. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $3.3 million and $6.4 million in the three and six month periods ended December 27, 2020, respectively, and $2.0 million and $5.7 million in the three and six month periods ended December 29, 2019, respectively.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $3.2 million during the six month period ended December 27, 2020 and $1.9 million during the six month period ended December 29, 2019.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net Sales	$58,352	$44,479	$108,763	$87,047
Cost of Goods Sold	46,599	35,793	87,190	70,452
Gross Profit	11,753	8,686	21,573	16,595
Engineering, Selling and Administrative Expenses	8,649	7,323	15,252	14,004
Income From Operations	3,104	1,363	6,321	2,591
Other Income, net	1,185	643	1,036	1,503
Income before Provision for Income Taxes	4,289	2,006	7,357	4,094
Provision for Income Taxes	1,071	517	1,663	1,145
Net Income	$3,218	$1,489	$5,694	$2,949
STRATTEC's Share of VAST LLC Net Income	1,073	496	1,898	983
Intercompany Profit Elimination	2	—	2	—
STRATTEC’s Equity Earnings of VAST LLC	$1,075	$496	$1,900	$983

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Sales to VAST LLC	$998	$1,661	$2,214	$2,552
Purchases from VAST LLC	$14	$82	$201	$179
Expenses Charged to VAST LLC	$589	$519	$1,096	$1,350
Expenses Charged from VAST LLC	$359	$218	$651	$444

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheets are presented below (in thousands):

December 27, 2020
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$3,579
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$365
Other Long-Term Liabilities	3,214
$3,579

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under this non-cancelable lease are as follows as of December 27, 2020 (in thousands):

2021 (for the remaining six months)	$238
2022	484
2023	497
2024	509
2025	522
Thereafter	1,834
Total Future Minimum Lease Payments	4,084
Less: Imputed Interest	(505)
Total Lease Obligations	$3,579

Cash flow information related to the operating lease is shown below (in thousands):

Six Months Ended
December 27, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$235

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

December 27, 2020
Weighted Average Remaining Lease Term (in years)	7.8
Weighted Average Discount Rate	3.3%

Operating lease expense for the three and six month periods ended December 27, 2020 totaled $119,000 and $235,000, respectively. Operating lease expense for the three and six month periods ended December 29, 2019 totaled $116,000 and $229,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 27, 2020, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	December 27, 2020	June 28, 2020
STRATTEC Credit Facility	$8,000	$18,000
ADAC-STRATTEC Credit Facility	14,000	17,000
	$22,000	$35,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
STRATTEC Credit Facility	$13,747	$14,604	1.2%	3.1%
ADAC-STRATTEC Credit Facility	$16,258	$21,473	1.4%	3.3%

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

In 1995, we recorded a provision of $3 million for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal 2010, the reserve was adjusted based on updated third party estimates to adequately cover the cost for active remediation of the contamination. Additionally, in fiscal 2016, we obtained updated third party estimates for adequately covering the cost for active remediation of this contamination. Based upon the updated estimates, no further adjustment to the reserve was required. From 1995 through December 27, 2020, costs of approximately $625,000 have been incurred related to the installation of monitoring wells on the property and ongoing monitoring costs. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the remaining environmental reserve of $1.3 million at December 27, 2020 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three and six month periods ended December 27, 2020 and December 29, 2019 were as follows (in thousands):

	Three Months Ended December 27, 2020
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, September 27, 2020	$187,020	$74	$98,188	$219,948	$(20,665)	$(135,640)	$25,115
Net Income	9,573	—	—	7,113	—	—	2,460
Translation Adjustments	4,417	—	—	—	3,104	—	1,313
Stock Based Compensation	374	—	374	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	69	—	—	—	69	—	—
Employee Stock Purchases	20	—	9	—	—	11	—
Balance, December 27, 2020	$201,473	$74	$98,571	$227,061	$(17,492)	$(135,629)	$28,888

	Three Months Ended December 29, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, September 29, 2019	$188,271	$74	$97,128	$221,839	$(19,691)	$(135,711)	$24,632
Net Loss	(1,095)	—	—	(1,341)	—	—	246
Dividend Declared	(525)	—	—	(525)	—	—	—
Translation Adjustments	1,634	—	—	—	1,132	—	502
Stock Based Compensation	211	—	211	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	73	—	—	—	73	—	—
Stock Option Exercises	256	—	256	—	—	—	—
Employee Stock Purchases	24	—	6	—	—	18	—
Balance, December 29, 2019	$188,849	$74	$97,601	$219,973	$(18,486)	$(135,693)	$25,380

	Six Months Ended December 27, 2020
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 28,2020	$175,441	$74	$97,977	$211,940	$(22,113)	$(135,656)	$23,219
Net Income	19,646	—	—	15,121	—	—	4,525
Dividend Declared – Non- controlling Interests of Subsidiaries	(490)	—	—	—	—	—	(490)
Translation Adjustments	6,116	—	—	—	4,482	—	1,634
Stock Based Compensation	582	—	582	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	139	—	—	—	139	—	—
Employee Stock Purchases	39	—	12	—	—	27	—
Balance, December 27, 2020	$201,473	$74	$98,571	$227,061	$(17,492)	$(135,629)	$28,888

	Six Months Ended December 29, 2019
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 30, 2019	$187,816	$73	$96,491	$221,117	$(18,568)	$(135,725)	$24,428
Net Income	1,585	—	—	(97)	—	—	1,682
Dividend Declared	(1,047)	—	—	(1,047)	—	—	—
Dividend Declared – Non- controlling Interests of Subsidiaries	(980)	—	—	—	—	—	(980)
Translation Adjustments	186	—	—	—	(64)	—	250
Stock Based Compensation	624	—	624	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	146	—	—	—	146	—	—
Stock Option Exercises	478	1	477	—	—	—	—
Employee Stock Purchases	41	—	9	—	—	32	—
Balance, December 29, 2019	$188,849	$74	$97,601	$219,973	$(18,486)	$(135,693)	$25,380

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

Contract Balances:

We have no material contract assets as of December 27, 2020. Contract liability balances primarily include discounts recognized as a reduction in sales at the point of revenue recognition, but which will be applied by the customer agreement after the end of the reporting period. Contract liability balances are included in Other Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets. The activity related to contract liability balances during the six month period ended December 27, 2020 was as follows (thousands of dollars):

Balance, June 28, 2020	$373
Discounts Recorded as a Reduction in Sales	222
Payments of Discounts to Customers	(129)
Other	(27)
Balance, December 27, 2020	$439

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Door Handles & Exterior Trim	$34,813	$26,131	$68,904	$57,522
Keys & Locksets	30,136	29,177	62,872	61,646
Power Access	25,210	16,262	45,830	35,720
Latches	14,343	13,074	28,178	26,971
Aftermarket & OE Service	9,971	12,135	23,108	23,048
Driver Controls	10,535	7,976	20,322	17,761
Other	2,352	1,528	4,380	3,577
	$127,360	$106,283	$253,594	$226,245

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
General Motors Company	$39,023	$25,405	$76,779	$59,243
Fiat Chrysler Automobiles	23,152	27,154	48,234	52,636
Ford Motor Company	16,788	15,253	32,634	31,065
Commercial and Other OEM Customers	19,596	21,420	41,031	42,766
Tier 1 Customers	18,660	14,784	36,155	32,531
Hyundai / Kia	10,141	2,267	18,761	8,004
	$127,360	$106,283	$253,594	$226,245

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) primarily included foreign currency transaction gains and losses, realized and unrealized gains on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our Supplemental Executive Retirement Plan (“SERP”) and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Foreign Currency Transaction Loss	$(1,913)	$(363)	$(2,312)	$(448)
Unrealized Gain on Peso Forward Contracts	145	—	480	—
Realized Gain on Peso Forward Contracts	135	—	76	—
Pension and Postretirement Plans Cost	(103)	(117)	(208)	(234)
Rabbi Trust Gain	375	187	318	185
Other	(5)	316	20	423
	$(1,366)	$23	$(1,626)	$(74)

Income Taxes

Our effective tax rate was 17.2% and 26.7 % for the three months ended December 27, 2020 and December 29, 2019, respectively. Our effective tax rate was 15.4% and (6.7) % for the six months ended December 27, 2020 and December 29, 2019, respectively. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2020. With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2020 fiscal year. As a result of the newly enacted regulations, we recorded an income tax benefit of $675,000 during the six month period ended December 27, 2020. During the three and six month periods ended December 29, 2019, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed under Pension and Postretirement Benefits below. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 27, 2020			December 29, 2019
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic Earnings (Loss) Per Share	$7,113	3,786	$1.88	$(1,341)	3,741	$(0.36)
Stock Option and Restricted Stock Awards	—	56		—	—
Diluted Earnings (Loss) Per Share	$7,113	3,842	$1.85	$(1,341)	3,741	$(0.36)

	Six Months Ended
	December 27, 2020			December 29, 2019
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic Earnings (Loss) Per Share	$15,121	3,775	$4.01	$(97)	3,725	$(0.03)
Stock Option and Restricted Stock Awards	—	40		—	—
Diluted Earnings (Loss) Per Share	$15,121	3,815	$3.96	$(97)	3,725	$(0.03)

The calculation of earnings per share excluded 41,200 and 163,749 share-based payment awards as of December 27, 2020 and December 29, 2019, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of December 27, 2020, the Board of Directors had designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 27, 2020 were 218,034. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended December 27, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 28, 2020	90,860	$35.88
Outstanding, December 27, 2020	90,860	$35.88	1.9	$1,665
Exercisable, December 27, 2020	90,860	$35.88	1.9	$1,665

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and six month periods presented below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Intrinsic Value of Options Exercised	$—	$83	$—	$120
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the six month periods ended December 27, 2020 or December 29, 2019.

A summary of restricted stock activity under our omnibus stock incentive plan for the six months ended December 27, 2020 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 28, 2020	69,394	$30.59
Granted	48,300	$21.20
Vested	(34,669)	$34.95
Nonvested Balance, December 27, 2020	83,025	$23.31

As of December 27, 2020, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of December 27, 2020, there was approximately $1.2 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We had a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors subsequently approved to proceed with the termination of the Qualified Pension Plan. During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $31.9 million was recorded during fiscal 2019. A non-cash compensation expense charge of $4.2 million was also recorded during fiscal 2019 related to the future transfer of the excess assets in the Qualified Pension Plan to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.8 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during our fiscal 2020, of which $2.3 million of non-cash compensation expense was recorded during the three month period ended December 29, 2019 and $4.5 million of non-cash compensation expense was recorded during the six month period ended December 29, 2019. During fiscal 2020, the excess Qualified Pension Plan assets were transferred to our defined contribution plan and distributed to eligible STRATTEC employees, which completed the full termination of the Qualified Pension Plan.

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $3.3 million at December 27, 2020 and $2.9 million at June 28, 2020 and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Service Cost	$15	$18	$4	$3
Interest Cost	11	15	4	7
Amortization of Prior Service Credit	—	—	(2)	(8)
Amortization of Unrecognized Net Loss	2	3	89	100
Net Periodic Benefit Cost	$28	$36	$95	$102

	SERP Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Service Cost	$31	$37	$7	$6
Interest Cost	21	30	8	13
Amortization of Prior Service Credit	—	—	(4)	(15)
Amortization of Unrecognized Net Loss	5	7	178	199
Net Periodic Benefit Cost	$57	$74	$189	$203

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended December 27, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, September 27, 2020	$18,758	$1,907	$20,665
Other Comprehensive Income Before Reclassifications	(4,417)	—	(4,417)
Net Other Comprehensive Income Before Reclassifications	(4,417)	—	(4,417)
Reclassifications:
Prior Service Credits (A)	—	2	2
Unrecognized Net Loss (A)	—	(91)	(91)
Total Reclassifications Before Tax	—	(89)	(89)
Income Tax	—	20	20
Net Reclassifications	—	(69)	(69)
Other Comprehensive Income	(4,417)	(69)	(4,486)
Other Comprehensive Income Attributable to Non- Controlling Interest	(1,313)	—	(1,313)
Balance, December 27, 2020	$15,654	$1,838	$17,492

	Three Months Ended December 29, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, September 29, 2019	$17,513	$2,178	$19,691
Other Comprehensive Income Before Reclassifications	(1,634)	—	(1,634)
Net Other Comprehensive Income Before Reclassifications	(1,634)	—	(1,634)
Reclassifications:
Prior Service Credits (A)	—	8	8
Unrecognized Net Loss (A)	—	(103)	(103)
Total Reclassifications Before Tax	—	(95)	(95)
Income Tax	—	22	22
Net Reclassifications	—	(73)	(73)
Other Comprehensive Income	(1,634)	(73)	(1,707)
Other Comprehensive Income Attributable to Non- Controlling Interest	(502)	—	(502)
Balance, December 29, 2019	$16,381	$2,105	$18,486

	Six Months Ended December 27, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2020	$20,136	$1,977	$22,113
Other Comprehensive Income Before Reclassifications	(6,116)	—	(6,116)
Net Other Comprehensive Income Before Reclassifications	(6,116)	—	(6,116)
Reclassifications:
Prior Service Credits (A)	—	4	4
Unrecognized Net Loss (A)	—	(183)	(183)
Total Reclassifications Before Tax	—	(179)	(179)
Income Tax	—	40	40
Net Reclassifications	—	(139)	(139)
Other Comprehensive Income	(6,116)	(139)	(6,255)
Other Comprehensive Income Attributable to Non- Controlling Interest	(1,634)	—	(1,634)
Balance, December 27, 2020	$15,654	$1,838	$17,492

	Six Months Ended December 29, 2019
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2019	$16,317	$2,251	$18,568
Other Comprehensive Income Before Reclassifications	(186)	—	(186)
Net Other Comprehensive Income Before Reclassifications	(186)	—	(186)
Reclassifications:
Prior Service Credits (A)	—	15	15
Unrecognized Net Loss (A)	—	(206)	(206)
Total Reclassifications Before Tax	—	(191)	(191)
Income Tax	—	45	45
Net Reclassifications	—	(146)	(146)
Other Comprehensive Income	(186)	(146)	(332)
Other Comprehensive Income Attributable to Non- Controlling Interest	(250)	—	(250)
Balance, December 29, 2019	$16,381	$2,105	$18,486

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

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

During the six month period ended December 27, 2020, the Company experienced a strong sales recovery as our customers ramped up vehicle production as they restarted their assembly plant operations in order to replenish low inventory levels at the dealers. Likewise, our manufacturing operations in Milwaukee, WI and in Mexico ramped up production to meet this increased sales demand. However, these actions were, and continue to be hampered by, requirements imposed by the Mexican Government at our Mexican facilities that continue to limit operating capacity in Mexico due to COVID-19 which may in the future impact our ability to meet customer sales demand depending upon fluctuations in their order levels.

The sales outlook over the next few quarters appears strong as our customers continue to restock dealer inventories. However, this sales demand going forward is contingent on the impact and severity of the COVID-19 pandemic, including any potential worsening thereof, on the North American and overall global economy.

Analysis of Results of Operations

Three months ended December 27, 2020 compared to the three months ended December 29, 2019

	Three Months Ended
	December 27, 2020	December 29, 2019
Net Sales (in millions)	$127.4	$106.3

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 27, 2020	December 29, 2019
General Motors Company	$39.0	$25.4
Fiat Chrysler Automobiles	23.2	27.2
Ford Motor Company	16.8	15.3
Commercial and Other OEM Customers	19.6	21.4
Tier 1 Customers	18.7	14.7
Hyundai / Kia	10.1	2.3
	$127.4	$106.3

The increase in sales to General Motors Company in the current year quarter as compared to the prior year quarter was attributed to higher production volumes and content on models for which we supply components, and in particular on the Chevrolet Silverado. The impact of the UAW strike reduced net sales by an estimated $7.0 million in the prior year quarter. Sales to Fiat Chrysler Automobiles (FCA) decreased in the current year quarter as compared to the prior year quarter due to lower vehicle production volumes on the FCA minivans for which we supply components. The Dodge Grand Caravan minivan went out of production during July 2020. Sales to Ford Motor Company increased in the current year quarter as compared to the prior year quarter due to higher product content, and in particular for the new power tailgate program on the F-150 pickup trucks starting during the current quarter. Sales to Tier 1 customers increased in the current year quarter in comparison to the prior year quarter as a result of higher sales volume on product ultimately used on General Motors and FCA type vehicles. Sales to Commercial and Other OEM Customers during the current year quarter were slightly lower in comparison to the prior year quarter. Sales to Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys. The increased sales to Hyundai / Kia in the current year quarter as compared to the prior year quarter were due to higher levels of production on their recently launched new Kia Sedona minivan for which we supply components.

	Three Months Ended
	December 27, 2020	December 29, 2019
Cost of Goods Sold (in millions)	$105.1	$96.0

Direct material costs are the most significant component of our cost of goods sold and comprised $71.3 million or 67.8 percent of our cost of goods sold in the current year quarter compared to $59.7 million or 62.2 percent of our cost of goods sold in the prior year quarter. The increase in our direct material costs between these quarters of $11.6 million or 19.4 percent was due to increased sales volumes in the current year quarter as compared to the prior year quarter. The increase in our direct material costs as a percentage of our cost of goods sold in the current year quarter as compared to the prior year quarter was due to reduced labor and overhead costs between periods as discussed below.

The remaining components of our cost of goods sold consist of labor and overhead costs which decreased $2.5 million or 6.9 percent to $33.8 million in the current year quarter from $36.3 million in the prior year quarter. The current year quarter included a loss on the disposal of property, plant and equipment of $1.2 million compared to $88,000 in the prior year quarter. The prior year quarter costs included a $1.4 million non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets as described under Pension and Postretirement Benefits within Notes to Condensed Consolidated Financial Statements included elsewhere herein. Additionally, labor and overhead costs in the current year quarter were favorably impacted by cost improvements implemented at our Milwaukee, WI and Mexico facilities in response to the COVID-19 pandemic, along with a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. These favorable impacts were partially offset by an increase in the variable portion of our labor and overhead costs as a result of the increase in sales volumes in the current year quarter as compared to the prior year quarter and an increase of approximately $970,000 in expense provisions for the accrual of bonuses under our incentive bonus plan between quarters. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $1.4 million in the current year quarter as compared to the prior year quarter due to a favorable Mexican peso to U.S. dollar exchange rate between these quarterly periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 20.76 pesos to the dollar in the current year quarter from approximately 19.31 pesos to the dollar in the prior year quarter.

	Three Months Ended
	December 27, 2020	December 29, 2019
Gross Profit (in millions)	$22.2	$10.3
Gross Profit as a percentage of net sales	17.5%	9.7%

Gross profit dollars increased in the current year quarter as compared to the prior year quarter as a result of an increase in sales between periods, which was partially offset by an increase in cost of goods sold between periods, as discussed above. Gross profit as a percentage of net sales increased between periods. The increase was due to the prior year quarter non-cash compensation expense charge as well as cost improvements implemented at our Milwaukee and Mexico production facilities in the current year quarter as compared to the prior year quarter and a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico, all of which were partially offset by an increase in expense provisions for the accrual of bonuses under our incentive bonus plan as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	December 27, 2020	December 29, 2019
Expenses (in millions)	$10.3	$12.1
Expenses as a percentage of net sales	8.1%	11.4%

Engineering, selling and administrative expenses in the current year quarter decreased in comparison to the prior year quarter due to a customer reimbursement of engineering development costs previously incurred in prior periods of $1.5 million, which reimbursement was agreed to in the current year quarter, a temporary reduction in salary work force wages, permanent layoffs, and improved operating expense management in the current year quarter as compared to the prior year quarter. Additionally, the prior year quarter costs included an $869,000 non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets as described under Pension and Postretirement Benefits within Notes to Condensed Consolidated Financial Statements included elsewhere herein. These favorable impacts were partially offset by an increase of approximately $780,000 in expense provisions for the accrual of bonuses under our incentive bonus plan between quarters.

Income from operations was $11.9 million in the current year quarter compared to a loss from operations of $1.8 million in the prior year quarter due to an increase in gross profit margin dollars and a decrease in engineering, selling and administrative expenses between quarters, all as discussed above.

The equity earnings of joint ventures was $1.1 million in the current year quarter compared to $492,000 in the prior year quarter. Higher profitability from our Vehicle Access Systems Technology LLC (“VAST LLC”) joint ventures was due to higher net sales and improved profitability in our VAST China operation between periods. VAST China’s profitability in the current year quarter was partially offset by startup costs for their new plant in Jingzhou, China and by costs associated with the closure of our VAST China plant in Fuzhou, China, which operations were consolidated into the new Jingzhou facility. We continue to believe these actions will give VAST China added capacity, greater operating efficiencies and a broader geographic footprint in the China market going forward. VAST LLC, including VAST China, is a crucial part of our global strategy and we anticipate that it will contribute to our overall long term market strength as it continues to grow. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions.

Included in Other (Expense) Income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 27, 2020	December 29, 2019
Foreign Currency Transaction Loss	$(1,913)	$(363)
Unrealized Gain on Peso Forward Contracts	145	—
Realized Gain on Peso Forward Contracts	135	—
Pension and Postretirement Plans Cost	(103)	(117)
Rabbi Trust Gain	375	187
Other	(5)	316
	$(1,366)	$23

Foreign currency transaction losses during the current year quarter and prior year quarter resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We have historically entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 17.2% and 26.7% for the three months ended December 27, 2020 and December 29, 2019, respectively. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2020. With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. During the three month period ended December 29, 2019, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed above under Pension and Postretirement Benefits within Notes to Condensed Consolidated Financial Statements included elsewhere herein. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Six months ended December 27, 2020 compared to the six months ended December 29, 2019

	Six Months Ended
	December 27, 2020	December 29, 2019
Net Sales (in millions)	$253.6	$226.2

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 27, 2020	December 29, 2019
General Motors Company	$76.8	$59.2
Fiat Chrysler Automobiles	48.2	52.6
Ford Motor Company	32.6	31.1
Commercial and Other OEM Customers	41.0	42.8
Tier 1 Customers	36.2	32.5
Hyundai / Kia	18.8	8.0
	$253.6	$226.2

The increase in sales to General Motors Company in the current year period as compared to the prior year period was attributed to higher production volumes and content on models for which we supply components, and in particular on the Chevrolet Silverado. The impact of the UAW strike reduced net sales by an estimated $10 million in the prior year period. Sales to Fiat Chrysler Automobiles (FCA) decreased in the current year period as compared to the prior year period due to lower vehicle production volumes on the FCA minivans for which we supply components. The Dodge Grand Caravan minivan went out of production during July 2020. Sales to Ford Motor Company increased in the current year period as compared to the prior year period due to higher product content, and in particular for the new power tailgate program on the F-150 pickup trucks starting during the quarter ended December 27, 2020. Sales to Tier 1 customers increased in the current year period in comparison to the prior year period as a result of higher sales volume on product ultimately used on General Motors and FCA type vehicles. Sales to Commercial and Other OEM Customers during the current year period were slightly lower in comparison to the prior year period. Sales to Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys. The increased sales to Hyundai / Kia in the current year period as compared to the prior year period were due to higher levels of production on their recently launched new Kia Sedona minivan for which we supply components.

	Six Months Ended
	December 27, 2020	December 29, 2019
Cost of Goods Sold (in millions)	$208.8	$200.0

Direct material costs are the most significant component of our cost of goods sold and comprised $141.9 million or 68.0 percent of our cost of goods sold in the current year period compared to $128.2 million or 64.1 percent of our cost of goods sold in the prior year period. The increase in our direct material costs between these periods of $13.7 million or 10.7 percent was due to increased sales volumes in the current year period as compared to the prior year period and increased obsolescence costs in the current year period resulting from the discontinuance of a customer program. The increase in our direct material costs as a percentage of our cost of goods sold in the current year period as compared to the prior year period was due to reduced labor and overhead costs between periods as discussed below.

The remaining components of our cost of goods sold consist of labor and overhead costs which decreased $4.9 million or 6.8 percent to $66.9 million in the current year period from $71.8 million in the prior year period. The current year period included a loss on disposal of property, plant and equipment of $1.4 million compared to $283,000 in the prior year period. The prior year period costs included a $2.7 million non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets as described under Pension and Postretirement Benefits within Notes to Condensed Consolidated Financial Statements included elsewhere herein. Additionally, labor and overhead costs in the current year period were favorably impacted by cost improvements implemented at our Milwaukee, WI and Mexico facilities in response to the COVID-19 pandemic, along with a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico. These favorable impacts were partially offset by an increase in the variable portion of our labor and overhead costs as a result of the increase in sales volumes in the current year period as compared to the prior year period and an increase of approximately $1.6 million in expense provisions for the accrual of bonuses under our incentive bonus plan between periods. The U.S. dollar value of our Mexican operations was favorably impacted by approximately $3.4 million in the current year period as compared to the prior year period due to a favorable Mexican peso to U.S. dollar exchange rate between these year-to-date periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 21.48 pesos to the dollar in the current year period from approximately 19.46 pesos to the dollar in the prior year period.

	Six Months Ended
	December 27, 2020	December 29, 2019
Gross Profit (in millions)	$44.8	$26.2
Gross Profit as a percentage of net sales	17.6%	11.6%

Gross profit dollars increased in the current year period as compared to the prior year period as a result of an increase in sales between periods, which was partially offset by an increase in cost of goods sold between periods, as discussed above. Gross profit as a percentage of net sales increased between periods. The increase was due to the prior year period non-cash compensation expense charge as well as cost improvements implemented at our Milwaukee and Mexico production facilities in the current year period as compared to the prior year period and a favorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico, all of which were partially offset by an increase in expense provisions for the accrual of bonuses under our incentive bonus plan as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Six Months Ended
	December 27, 2020	December 29, 2019
Expenses (in millions)	$21.6	$25.0
Expenses as a percentage of net sales	8.5%	11.1%

Engineering, selling and administrative expenses in the current year period decreased in comparison to the prior year period due to a customer reimbursement of engineering development costs previously incurred in prior periods of $1.5 million, which reimbursement was agreed to in the current year period, lower new product development costs, a temporary reduction in salary work force wages, permanent layoffs, and improved operating expense management in the current year period as compared to the prior year period. Additionally, the prior year period costs included a $1.7 million non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets as described under Pension and Postretirement Benefits within Notes to Condensed Consolidated Financial Statements included elsewhere herein. These favorable impacts were partially offset by an increase of approximately $1.3 million in expense provisions for the accrual of bonuses under our incentive bonus plan between periods.

Income from operations was $23.1 million in the current year period compared to $1.2 million in the prior year period due to an increase in gross profit margin dollars and a decrease in engineering, selling and administrative expenses between periods, all as discussed above.

The equity earnings of joint ventures was $1.9 million in the current year period compared to $976,000 in the prior year period. Higher profitability from our VAST LLC joint venture was due to higher net sales and improved profitability in our VAST China operation between periods. VAST China’s profitability in the current year period was partially offset by startup costs for their new plant in Jingzhou, China and by costs associated with the closure of our VAST China plant in Fuzhou, China, which operations were consolidated into the new Jingzhou facility. We continue to believe these actions will give VAST China added capacity, greater operating efficiencies and a broader geographic footprint in the China market going forward. VAST LLC, including VAST China, is a crucial part of our global strategy and we anticipate that it will contribute to our overall long term market strength as it continues to grow. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions.

Included in Other (Expense) Income, net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	December 27, 2020	December 29, 2019
Foreign Currency Transaction Loss	$(2,312)	$(448)
Unrealized Gain on Peso Forward Contracts	480	—
Realized Gain on Peso Forward Contracts	76	—
Pension and Postretirement Plans Cost	(208)	(234)
Rabbi Trust Gain	318	185
Other	20	423
	$(1,626)	$(74)

Foreign currency transaction losses during the current year period and prior year period resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We have historically entered into the Mexican peso currency forward contracts to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Pension and postretirement plan impacts include the components of net periodic benefit cost other than the service cost component. Our Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in the Trust are considered trading securities.

Our effective tax rate was 15.4% and (6.7)% for the six months ended December 27, 2020 and December 29, 2019, respectively. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during fiscal 2020. With the enactment of these final regulations, we are now eligible for an exclusion from GILTI since we meet the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception are retroactive to the original enactment of the GILTI tax provision, which includes our 2020 fiscal year. As a result of the newly enacted regulations, we recorded an income tax benefit of $675,000 during the six month period ended December 27, 2020. During the six month period ended December 29, 2019, our effective tax rate was impacted by the discrete impact of the non-cash compensation expense, as discussed above under Pension and Postretirement Benefits within Notes to Condensed Consolidated Financial Statements included elsewhere herein. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (in millions)

	December 27, 2020	June 28, 2020

Current Assets	$165.9	$125.4
Current Liabilities	76.7	48.1
Working Capital	$89.2	$77.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 27, 2020 was as follows (in millions):

General Motors Company	$25.3
Fiat Chrysler Automobiles	$13.5
Ford Motor Company	$13.3

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of December 27, 2020, $5.2 million of our $10.4 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Six Months Ended
	December 27, 2020	December 29, 2019
Cash Flows from:
Operating Activities	$17.1	$20.6
Investing Activities	$(4.7)	$(7.4)
Financing Activities	$(13.5)	$(11.5)

The decrease in cash provided by operating activities between periods is due to a net increase in our working capital requirements between periods of approximately $20.0 million which was mostly offset by improvement in our financial results between periods. The net increase in our working capital requirements between periods was made up of the following working capital changes (in millions):

	Increase (Decrease) in Working Capital Requirements
	Six Months Ended
	December 27, 2020	December 29, 2019	Change
Accounts Receivable	$43.6	$(18.4)	$62.0
Inventory	$1.9	$5.2	$(3.3)
Other Assets	$(3.7)	$(1.4)	$(2.3)
Accounts Payable and Accrued Liabilities	$(27.3)	$9.1	$(36.4)

The period over period change in the accounts receivable balances is the result of the amount and timing of sales during each period. The increase in accounts receivable balances during the current year period reflected reduced sales levels from the end of March 2020 through June 2020, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants due to the COVID-19 outbreak. The reduction in accounts receivable balances during the prior year period reflected reduced sales levels toward the end of our December 2019 period as compared to the end of our June 2019 period. The period over period change in inventory reflected an increase in inventory balances during the current year period due to an inventory build-up as of December 2020 as we continued to build inventory while our OEM customers were shut-down during late December and an increase in inventory balances during the prior year period due to an inventory build-up of General Motors components stemming from the impacts of the General Motors strike occurring during our prior fiscal year. The period over period change in other assets reflected a reduction in our other assets balances in the current year period and in the prior year period, which was driven by changes in customer tooling balances. Customer tooling balances consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. The change in customer tooling balances each year was the result of the timing of tooling development spending required to meet customer production requirements and related customer billing for tooling cost reimbursement. The period over period change in accounts payable and accrued liability balances was primarily the result of an increase in accounts payable balances during the current year period and a decrease in accounts payable balances during the prior year period. Accounts payable balances were significantly reduced as of June 2020 due to the impact of COVID-19 and the lower production levels stemming from that impact. Accounts payable balances increased as of September 2020 as our business ramped-up along with the automotive industry. Accounts payable balances reflect the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used by investing activities of $4.7 million during the current year period and $7.4 million during the prior year period were the result of capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Net cash used by investment activities during the current year period also included an investment in our VAST LLC joint venture of $100,000. The investment was made for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda, our Brazilian joint venture.

Net cash used in financing activities during the current year period of $13.5 million included repayments of borrowings under credit facilities of $13.0 million and $490,000 of dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities of $11.5 million during the prior year period included repayments of borrowings under credit facilities of $10.0 million, $1.0 million of regular quarterly dividend payments to shareholders and $980,000 of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of its business. During the six months ended December 27, 2020, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contribution totaled $100,000. No capital contributions were made to VAST LLC during the six months ended December 29, 2019. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda may require an additional capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during the remaining of our fiscal year 2021. STRATTEC’s remaining portion of the capital contributions is anticipated to be $100,000. During the six months ended December 27, 2020, VAST LLC made no capital contributions to Minda-VAST Access Systems. Due to Minda-VAST Access System recently experiencing losses and due to the COVID-19 outbreak, future capital contributions may be required.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $12 million in total in fiscal 2021, of which $4.6 million has been made through December 27, 2020, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at December 27, 2020. A total of 3,655,322 shares have been repurchased over the life of the program through December 27, 2020, at a cost of approximately $136.4 million. No shares were repurchased during the six month periods ended December 27, 2020 or December 29, 2019. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2021.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2022. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility is at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility is at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. As of December 27, 2020, we were in compliance with all financial covenants required by these credit facilities. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Outstanding borrowings under the STRATTEC Credit Facility totaled $8 million at December 27, 2020 and $18 million at June 28, 2020. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $13.7 million and 1.2 percent, respectively, during the six months ended December 27, 2020. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $14 million at December 27, 2020 and $17.0 million at June 28, 2020. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $16.3 million and 1.4 percent, respectively, during the six months ended December 27, 2020.

Inflation and Other Changes in Prices

Inflation Related Items:  Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by fluctuations in the market price of metals (zinc, steel, brass, nickel silver and aluminum) and inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. We have from time to time entered into contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Refer to discussion under Notes to Condensed Consolidated Financial Statements: Derivative Instruments included elsewhere herein.

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity Earnings of Joint Ventures included elsewhere in Notes to Condensed Consolidated Financial Statements within this Form 10-Q.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 27, 2020, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 27, 2020.

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

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss); (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2020, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 4, 2021	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)