Form 10-K
period 2021-06-27
STRATTEC SECURITY CORP
filed 2021-09-02
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

For the fiscal year ended June 27, 2021.

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 24, 2020 (the last business day of the Registrant’s most recently completed second quarter), was approximately $187,672,000 (based upon the last reported sale price of the Common Stock at December 24, 2020 on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On July 30, 2021, there were outstanding 3,887,345 shares of the Registrant’s $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated

Portions of the Proxy Statement dated September 2, 2021, for the Annual Meeting of Shareholders to be held on October 5, 2021.	III

STRATTEC SECURITY CORPORATION

ANNUAL REPORT IN FORM 10-K

June 27, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s Proxy Statement, dated September 2, 2021, which is incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning.  These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K.  The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies, work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, changes in the costs of operations, changes in the volume and scope of product returns and warranty claims, adverse business and operational issues resulting from the semiconductor chip supply shortages and Coronavirus (COVID-19) pandemic, including matters adversely impacting the timing and availability of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof and other matters described under “Risk Factors” in Part I, Item 1A of this report.

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

PART I

ITEM 1. BUSINESS

Basic Business

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Plastics Inc., doing business as ADAC Automotive (“ADAC”), of Grand Rapids, Michigan called VAST Automotive Group (“VAST”). Under this unique strategic relationship STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described under Vehicle Access Systems Technology LLC herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we, along with our VAST LLC partners, provide full service and aftermarket support for each VAST Automotive Group partners’ products.

History

The product line that became STRATTEC was part of Briggs & Stratton Corporation’s founding business in 1908. In 1995, STRATTEC was spun off from Briggs & Stratton through a tax-free distribution to the then-existing Briggs & Stratton shareholders and has been an independent public company for over twenty-six years.

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

Markets

We are a direct supplier to OEM automotive and light truck manufacturers as well as other transportation-related manufacturers. Our largest customers are Fiat Chrysler Automobiles, General Motors Company and Ford Motor Company. Our access control product mix varies by customer, but generally our overall sales tend to be highest in lock and key, including aftermarket produced by STRATTEC de Mexico, followed by door handles and trim components produced by ADAC-STRATTEC de Mexico, power access products produced by STRATTEC Power Access de Mexico, and latch mechanisms and ignition lock housing components produced by STRATTEC de Mexico. See Operations discussion included herein for further description.

Direct sales to various OEMs represented approximately 79% and 77% of our total sales for fiscal 2021 and 2020, respectively.  The remainder of our revenue is received primarily through sales to the OEM service channels, the aftermarket and Tier 1 automotive supplier customers, and sales of certain products to non-automotive commercial customers.

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

The majority of our OEM products are sold in North America. While some exporting is done to Tier 1 and automotive assembly plants in Europe, Asia and South America, we are in the process of expanding our presence in these markets and elsewhere through the Vehicle Access Systems Technology LLC (VAST LLC) joint venture we jointly own with WITTE Automotive and ADAC Automotive.  VAST is described in more detail on pages 4, 5, 44 and 45 in this Form 10-K.

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

Operations

A significant number of the components that go into our products are manufactured at our headquarters in Milwaukee, Wisconsin. This facility produces zinc die cast components, stampings and milled key blades. We have three owned production facilities currently in operation in Juarez, Mexico operating as STRATTEC de Mexico. Plant No. 1 houses key finishing and assembly operations for locksets and ignition lock housings. Plant No. 2 houses our key molding and plastic injection molding operations for door handles and components, as well as containing dedicated space for the assembly operations of ADAC-STRATTEC de Mexico. Plant No. 3 houses both latch and power access assembly operations for STRATTEC Power Access de Mexico. Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico and is owned by the ADAC-STRATTEC de Mexico joint venture.

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

With the expansion of the alliance, we can offer a full range of access control related products available on a global basis to support customer programs. To identify this powerful combination of independent companies focused on working together, we renamed the joint venture Vehicle Access Systems Technology LLC (VAST LLC). We now refer to the combination of the alliance structure and joint venture as “VAST Automotive Group” (VAST). WITTE is now called WITTE Automotive, and ADAC is now doing business as ADAC Automotive. We have adopted a common graphic image in which we share a logo mark and colors, and a specific VAST logo used on the partners’ printed and electronic presentation materials. What is now VAST made investments with a local partner in Brazil in September, 2001, and local partners in China in March, 2002. However, during fiscal 2010, VAST LLC purchased the remaining 40 percent interest of its local partners in the China venture. VAST China is now wholly owned by VAST LLC and had annual net sales of approximately $209.0 million and $152 million during fiscal 2021 and 2020, respectively. This was an important step which gives STRATTEC a one-third interest in VAST China’s activities in the important growing Chinese/Asian market for manufacturing and assembly of painted door handles, locksets and latch products. VAST China currently operates out of two manufacturing facilities in Taicang and Jingzhou, China. The Fuzhou, China facility closed during our fiscal 2021, and the land and building are currently for sale. In March, 2014, VAST LLC purchased the remaining 49 percent interest of its local partner in Brazil, which had annual net sales of approximately $1.5 million and $1.4 million during fiscal years 2021 and 2020, respectively.

On April 30, 2015 VAST LLC executed a purchase agreement to become a 50:50 Joint Venture partner with Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively, “Minda”). As part of this transaction, VAST acquired a fifty percent equity interest in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India. This joint venture entity was renamed Minda-VAST Access Systems (“Minda-VAST”). Minda-VAST has operations in Pune and Delhi and had annual sales of approximately $23.8 million and $18.0 million during fiscal years 2021 and 2020, respectively. Minda is a leading manufacturer of security & access products and handles, for both OEMs and the aftermarket in India. Minda-VAST financial results are accounted for on the equity method of accounting by VAST LLC.

For further VAST LLC financial information, see “Equity Earnings (Loss) of Joint Ventures” included in Notes to Financial Statements under Item 8 in this Form 10-K.

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

VAST GLOBAL PRESENCE

Sweden
10
WITTE AUTOMOTIVE
Germany
5 7 – 9
6-8 10-11 Czech Republic
9 12
Bulgaria
VAST CHINA
13
12 VAST JAPAN
11 13
14
VAST KOREA
India
14 16
STRATTEC
ADAC AUTOMOTIVE
1 - 4
1 - 3
United States
4 5
6
Mexico
VAST BRASIL
15
WITTE Region
STRATTEC / ADAC Region
VAST Region

Manufacturing Sites

1 U.S., Milwaukee
2 U.S., Grand Rapids
3 U.S., Saranac
4 U.S., Muskegon (3)
5 Mexico, Juarez (3)
6 Mexico, Leon
7 Germany, Velbert
8 Germany, Wuelfrath
9 Germany, Bitburg
10 Czech Republic, Ostrov
11 Czech Republic, Nejdek
12 Bulgaria, Ruse
13 China, Taicang
14 China, Jingzhou
15 Brazil, Sao Paulo
16 India, Pune

Engineering Centers

1 U.S., Milwaukee
2 U.S., Auburn Hills
3 U.S., Grand Rapids
4 Mexico, Juarez
5 Germany, Velbert
6 Czech Republic, Nejdek
7 Czech Republic, Pilzen
8 Czech Republic, Prague
9 Bulgaria, Ruse
10 Sweden, Goteborg
11 China, Taicang
12 Japan, Tokyo
13 South Korea, Anyang
14 India, Pune

STRATTEC LEGAL OWNERSHIP STRUCTURE INCLUDING VAST

STRATTEC Power Access LLC
(Delaware LLC)
(A)
ADAC STRATTEC LLC
(Delaware LLC)
(A)
20%
80%
51%
49%
WITTE AUTOMOTIVE
WITTE Velbert GmbH & Co. Kg
(E. Witte, WITTE-Velbert)
STRATTEC
STRATTEC SECURITY CORPORATION
(Wisconsin Corporation)
ADAC AUTOMOTIVE
ADAC Plastic Inc.
(DBA ADAC Automotive)
(Michigan Corporation)
33 1/3 %
33 1/3 %
33 1/3 %
Vehicle Access Systems Technology LLC (VAST)
(Delaware LLC)
100%
100%
100%
100%
50%
(B)
VAST BRASIL
VAST KOREA
VAST JAPAN
VAST CHINA
SPARK MINDA VAST
MINDA VAST ACCESS SYSTEMS

(A) STRATTEC Entities consolidated with a non-controlling interest.

(B) Entities recorded by STRATTEC on the equity method of accounting via "Equity Earnings (Loss)"

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

ADAC-STRATTEC LLC and ADAC-STRATTEC de MEXICO

During fiscal 2007, we formed a new entity with ADAC Automotive called ADAC-STRATTEC LLC including a wholly owned Mexican subsidiary ADAC-STRATTEC de Mexico (collectively, ASdM). The purpose of this joint venture is to produce certain ADAC and STRATTEC products utilizing ADAC’s plastic molding injection expertise and STRATTEC’s assembly capability. ASdM currently operates out of defined space in STRATTEC de Mexico Plant No. 2 located in Juarez, Mexico. Products from this joint venture include non-painted door handle components and exterior trim components for OEM customers producing in North America. STRATTEC owns 51% of this joint venture and its financial results are consolidated into STRATTEC’s financial statements. In our fiscal years ending 2021 and 2020, ASdM was profitable and represented $126.2 million and $98.2 million, respectively, of our consolidated net sales. STRATTEC de Mexico Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico.

STRATTEC POWER ACCESS LLC and STRATTEC POWER ACCESS de MEXICO

During fiscal year 2009, we formed a new subsidiary with WITTE Automotive called STRATTEC POWER ACCESS LLC (SPA) to acquire the North American business of the Delphi Power Products Group.  WITTE is a 20 percent minority owner. SPA in turn owns 100 percent of a Mexican subsidiary, STRATTEC POWER ACCESS de Mexico. The purpose of this subsidiary is to produce power access devices for sliding side doors, lift gates and trunk lids. STRATTEC POWER ACCESS de Mexico currently operates out of defined space in STRATTEC de Mexico Plant No. 3 located in Juarez, Mexico. Financial results for SPA are consolidated in STRATTEC’s financial statements. For fiscal year 2021, SPA was profitable and represented $95.2 million of our consolidated net sales. For fiscal year 2020, SPA was unprofitable due to the COVID-19 pandemic (COVID-19) and represented $63.8 million of our net sales.

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

Vehicle List

2022 Vehicles

We are proud to be associated with many of the quality vehicles produced in North America and elsewhere.

The following cars and light trucks are equipped with STRATTEC components during our 2022 fiscal year:

PASSENGER CARS

Acura NSX	Cadillac XT6	Ford Mustang
Aston Martin DB 11*	Chevrolet Bolt EV	Honda Accord
Aston Martin DBX *	Chevrolet Camaro	Honda Civic
Aston Martin Rapide *	Chevrolet Corvette	Maserati Ghibli *
Aston Martin Vanquish*	Chevrolet Malibu	Maserati MC *
Aston Martin Vantage *	Chevrolet Onix *	Maserati Quattroporte *
Buick Excelle *	Chrysler 300	Opel Astra *
Buick LaCrosse *	Dodge Challenger	Opel Corsa*
Buick Regal *	Dodge Charger	Open Insignia *
Cadillac ATS *	Ford Focus *	Volkswagen Jetta
Cadillac CT6*	Ford GT
Cadillac Lyriq	Ford Mondeo*

LIGHT TRUCKS, VANS AND SPORT UTILITY VEHICLES

Acura MDX	Dodge Durango	Honda CRV
Acura RDX	Ford Bronco Sport	Honda RDX
Brightdrop EV600	Ford Edge	Honda Odyssey
Buick Enclave	Ford Escape	Hyundai Starex *
Cadillac Escalade &	Ford Expedition	Jeep Cherokee
Escalade ESV	Ford Explorer	Jeep Compass
Cadillac XT4	Ford F-Series Pickup	Jeep Gladiator
Cadillac XT5	Ford F-Series Super Duty	Jeep Grand Cherokee
Chevrolet Blazer	Pickup	Jeep Wrangler/Wrangler
Chevrolet Colorado *	Ford F-150 Lightning	Unlimited
Chevrolet Equinox	Ford Maverick Pickup	Kia Sedona *
Chevrolet Express Van	Ford Mustang Mach-E	Lincoln Avaitor
Chevrolet Silverado &	Ford Ranger Pickup	Lincoln Corsair
Silverado HD Pickup	Ford Transit Connect *	Lincoln Nautilus
Chevrolet Suburban	GMC Acadia	Lincoln Navigator
Chevrolet Tahoe	GMC Canyon *	Maserati Levante *
Chevrolet Tracker *	GMC Hummer EV	Opel Mokka *
Chevrolet Trail Blazer *	GMC Savana	Ram 1500 Pickup
Chevrolet Trax *	GMC Sierra & Sierra HD	Ram 1500 Classic Pickup
Chevrolet Traverse	Pickup	Volkswagen Tiguan
Chrysler Pacifica	GMC Terrain
Chrysler Voyager	GMC Yukon and Yukon XL

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

Sources and Availability of Raw Materials

Our primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum, plastic resins and semiconductor chips and other electronics. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity. We believe our sources for raw materials are very reliable and adequate for our needs. We have not experienced any significant long term supply problems in our operations and do not anticipate any significant supply problems in the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included under Item 1A of this Form 10-K.

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

Dependence Upon Significant Customers

A very significant portion of our annual sales are to General Motors Company, Ford Motor Company, and Fiat Chrysler Automobiles.  These three customers accounted for approximately 62 percent of our net sales in both 2021 and in 2020.  Further information regarding sales to our largest customers is set forth under the caption “Risk Factors - Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included under Item 1A of this Form 10-K and “Notes to Financial Statements-Sales and Receivable Concentration” included in Notes to Financial Statements under Item 8 in this Form 10-K.

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

Research and Development

We engage in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2021 and 2020, we incurred approximately $10.8 million and $9.8 million, respectively, on research and development. We believe that, historically, we have committed sufficient resources to research and development and we intend to continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect our interests resulting from these activities.

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

Human Capital

At June 27, 2021, we had approximately 3,752 associates worldwide, of which approximately 494 were employed in the United States and approximately 3,258 were employed outside of the United States. Approximately 204 or 5.4 percent were represented by a collective bargaining agreement, all of whom are our production associates at our Milwaukee, Wisconsin facility. In recent years, we have not experienced any significant work slowdowns, stoppages or other labor disruptions. The current contract with the unionized associates is effective through September 17, 2021.

We are guided by our “Values and Beliefs” mission statement that focuses on Empowerment, Communication, Citizenship, Enterprise, Change and Consensus. We remain committed to areas of work place safety, product quality and customer satisfaction. Successful execution of our mission is dependent on attracting, developing and retaining key associates and members of our management team, as well as providing competitive pay and benefits.

In response to the COVID-19 pandemic, STRATTEC has generally maintained its headcount as we accommodated our operations to the virus environment. We have taken what we believe to be appropriate measures to ensure the health and safety of our associates and permitted remote working.

Social Responsibility

We are committed to conducting business and making decisions honestly, fairly and within the law, and are guided by our “Values and Beliefs” mission statement. We are dedicated to earning and keeping the trust and confidence of our shareholders, customers and associates as well as the communities where we do business.

Our “Code of Business Ethics” provides guidelines and a framework for conducting business in an ethical manner. These beliefs go beyond STRATTEC and are expected of our suppliers as detailed in our “Supplier Code of Conduct.” We have adopted policies that seek to eliminate human trafficking, slavery, child labor etc. from our global supply chain. In addition, we annually comply and file a Form SD with the Securities and Exchange Commission regarding “Conflict Minerals Disclosure and Report” as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The purpose of this report is to help prevent products used to finance or benefit armed groups in the covered countries of this filing.

Our commitment to our environment is documented in our “Environmental Management System,” which provides for continuous improvement of our efforts toward preventing pollution, complying with relevant environmental legislation and regulations and complying with customer-based environmental regulations. In addition, we maintain our own IATF 16949:2016 and ISO 14001 annual certifications, which are globally recognized quality standards for the automotive industry.

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

ITEM 1A.  RISK FACTORS

We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

RISK RELATED TO CORONAVIRUS AND OTHER HEALTH EPIDEMICS

The Coronavirus (COVID-19) pandemic adversely affected, and may continue to adversely affect, our operations and supply chains, in particular related to semiconductor chips, and we have experienced and may continue to experience reductions in demand for certain of our products and services as a result of the pandemic. Because we manufacture our products in facilities around the world, including in Mexico and through our joint venture partners in Europe, China and India, we have been and may continue to be vulnerable to an outbreak of COVID-19 (or the resurgence of such an outbreak) or other contagious diseases in those regions as well as in the United States. The effects of COVID-19 and other contagious diseases have included and may continue to include disruptions or restrictions on our ability to travel, our ability to manufacture our affected products and our ability to ship these affected products to customers as well as disruptions that have and may continue to affect our key customers and suppliers, including those in these regions or other affected regions of the world, including in the United States, Mexico, China and neighboring countries. Current and future disruption of our ability to manufacture or distribute our products or of the ability of our customers to take orders of our products or our suppliers to deliver key raw materials on a timely basis has had and could continue to have a material adverse effect on our sales and operating results. In addition, the COVID-19 outbreak (or a worsening of this outbreak) and future outbreaks of contagious diseases in the human population has resulted in and could continue to result in a widespread health crisis that adversely affects the economies and financial markets of many countries (including those where we operate or where our products are ultimately used), resulting in an economic downturn that has and could continue to affect demand for our products and impact our operating results.

We have been adhering to guidelines and mandates from governmental and health organizations in the territories that we have locations and production facilities, and have implemented various risk mitigation plans to reduce the risk of spreading COVID-19. To that end, we have encouraged working remotely where applicable, adopted social distancing where appropriate, implemented travel restrictions, and we are taking actions to ensure that locations and facilities are cleaned and sanitized regularly. All of these actions may impact our operations and profitability. Further, we have complied with and may be required to comply with additional foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, which have resulted in and may result in additional temporary reduction in or suspension in work at certain of our locations and production facilities. All of these additional actions have and may continue to adversely impact our operating results, financial condition and cash flows.

BUSINESS RISKS

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company and Fiat Chrysler Automobiles represented approximately 62 percent of our annual net sales (based on fiscal 2021 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, a reduction in vehicle content, the early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues, operating results, financial condition and cash flows.

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

Production Slowdowns by Customers – Our major customers and many of their suppliers were significantly impacted by the Great Recession of 2008/2009, by the COVID-19 pandemic in 2020 and by a semiconductor chip shortage in 2021. Many of our major customers instituted production cuts during our fiscal 2009 and 2010 due to the Great Recession and shuttered plants during 2020 and 2021 in response to the effects of the COVID-19 pandemic and the semiconductor chip shortage. While production subsequently increased after the cuts made in 2009 and again in 2021 when plants reopened from the COVID-19 closures, the current semiconductor chip shortage and additional economic slowdowns, pandemics or part supply shortages could bring about new production cuts which could have a material adverse effect on our existing and future revenues, operating results, financial condition and cash flows.

Cross-border Trade Issues or Tariffs – Our business is impacted by international or cross-border trade, including the import and export of products and goods into and out of the United States and trade tensions among nations.  The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the application of tariffs, and security related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit and create shipping uncertainties.  Further, uncertainties stemming from changes in U.S. trade policies in particular with European countries and China, tariffs and the reaction of other countries thereto, could have an adverse effect on our business and may adversely impact our results of operations, financial condition and cash flows or reduce profitability on certain of our products.

Highly Competitive Automotive Supply Industry – The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger than STRATTEC and have greater financial, global and technology capabilities. Our products may not be able to compete successfully with the products of these other companies, which could result in loss of customers and, as a result, decreased sales and profitability. Some of our major customers have previously announced that they will be reducing their supply base. This could potentially result in the loss of these customers and consolidation within the supply base. The loss of any of our major customers could have a material adverse effect on our existing and future revenues, results of operations, financial condition and cash flows.

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

OPERATIONAL RISKS

Shortage of Raw Materials or Components Supply – In the event of catastrophic acts of nature such as fires, tsunamis, hurricanes, earthquakes and global pandemics or a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. As a result, there is greater dependence on fewer sources of supply for certain components and materials used in our products, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials, labor disputes or other problems will not result in any shortages or delays in the supply of components to us.

Because of the COVID-19 pandemic, we have experienced supply chain disruptions in fiscal 2021 in particular with semiconductor chip shortages that impact our OEM customers’ ability to finish assembly of new vehicles and which have adversely impacted our results of operations and cash flows. These shortages will most likely continue into our fiscal 2022.

Sources of and Fluctuations in Market Prices of Raw Materials – Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a limited number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our results of operations, financial condition and cash flows if the increased raw material costs cannot be recovered from our customers. During fiscal 2021, we experienced higher raw material costs on the items listed above including freight costs on both raw material and purchased components.

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

Foreign Operations – We own and operate manufacturing operations in Mexico. As discussed below under “Investment in Joint Ventures and Majority Owned Subsidiaries” included in Notes to Financial Statements under Item 8 in this Form 10-K, we also have joint venture and majority owned investments in Mexico, Brazil, China and India. As these operations continue to expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations. The success of these joint venture operations may be impacted by our partners’ ability to influence business decisions and therefore the operating results of the joint ventures could be adversely impacted. These influences, as well as conflicts or disagreements with our joint venture partners, could negatively impact the operations, financial results, financial condition and cash flows of our joint venture investments, which could have an adverse impact on our financial results, financial condition and cash flows. In addition, failure of our partners to be able to continue to fund their portion of the joint venture operations could have a material adverse effect on the financial condition and financial results of our joint venture investments, which could have a material adverse effect on our financial results. The joint venture investments in China generated losses in 2012 and 2013 due to relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally and externally by VAST China. Additionally, our VAST LLC joint ventures in Brazil and India continue to report losses due to the weak automotive build in those regions. The impact of any future planned capital expenditures or future expansion by VAST LLC in China, Brazil and India, may result in the need for additional future capital contributions to fund the operations of these joint venture investments.

Cyber Vulnerability – In the ordinary course business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our internal data centers, cloud services and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure, as well as that of our partners, may be vulnerable to malicious attacks or breaches due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operation failure would compromise our networks or that of our business partners and the information stored could be accessed, publically disclosed, lost or stolen. Although we have cyber security insurance in place, such access or other loss of information could result in legal claims or proceedings, regulatory fines or penalties, disruption in our operations, damage to our reputation, or loss of confidence in our products and services, any of which could have a negative impact on our business, results of operations, financial condition and cash flows.

Qualified Personnel – Our business success depends, to a significant degree, on attracting and retaining qualified personnel. Our ability to sustain and grow our business requires us to hire, retain, develop and motivate a highly skilled and diverse management team and workforce. These types of employees are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive and we may lose key employees or be forced to increase their compensation to retain these types of employees.  Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes resulting from any future leadership transition or corporate initiatives could result in increased turnover. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on our results of operations, including by significantly increasing our recruitment, training and other related employee costs.  Moreover, the loss of key personnel, or the failure to attract qualified personnel, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and September 2019. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with our unionized associates is effective through September 17, 2021. We may encounter further labor disruption and we may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business, financial results, financial condition and cash flows. Labor contracts between General Motors Company, Ford Motor Company and Fiat Chrysler Automobiles and their unionized associates under the United Auto Workers union expire in September 2023. In addition, their respective labor agreements with the Canadian auto workers union expire in Fall 2023. Labor disruptions encountered by our customers during the contract period could have an adverse effect on our business and our financial results.

FINANCIAL RISKS

Financial Distress of Automotive Supply Base – During the Great Recession, which impacted calendar years 2009 and 2010, deteriorating automotive industry conditions adversely affected STRATTEC and our supply base. Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. During the above time frame, several automotive suppliers filed for bankruptcy protection or ceased operations. The potential continuation or renewal of financial distress within the supply base (whether from COVID-19 or otherwise) and our suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions. In addition, the potential for future adverse industry conditions (including from COVID-19 or otherwise) may require us to provide financial assistance or other measures to ensure uninterrupted production. The continuation or renewal of these industry conditions could have a material adverse effect on our existing and future revenues, financial results, financial condition and cash flows.

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

Investments in Customer Program Specific Assets – We make investments in machinery and equipment used exclusively to manufacture products for specific customer programs. This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets which may have a material adverse effect on our financial results and financial condition.

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

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. Our largest customers have recently extended and/or expanded their warranty protection for their vehicles. Other automotive OEMs have similarly extended and/or expanded their warranty programs. We are engaged in ongoing discussions with our customers regarding warranty information and potential claims. The results of these discussions could result in additional warranty charges/claims in future periods. Depending on the nature of and the volume of vehicles involved in the potential warranty claims, these charges could be material to our financial statements. The extended and/or expanded warranty trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims above an OEM derived nominal level. Prior to fiscal 2010, we had experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products. Due to our largest customers’ extension and/or expansion of their warranty protection programs and demands for higher warranty cost sharing arrangements from their suppliers in their terms and conditions of purchase, including from STRATTEC, we increased our provision to cover warranty exposures since fiscal year 2010. In 2015 and 2018, our increased warranty provision was the result of various known or expected customer warranty issues outstanding and estimated future warranty costs to be incurred as of June 2015 and June 2018, respectively, for which amounts were reasonably estimable. As additional information becomes available, actual results may differ from recorded estimates or we may need to record additional warranty provisions, similar to as in 2015 and 2018. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations, financial condition and cash flows.

LEGAL AND REGULATORY RISKS

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

GENERAL RISK FACTOR

In addition to the specific risks above, we, our customers, and our suppliers may be adversely affected by changing economic conditions throughout the world. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our customers, and our suppliers and the economy as a whole also may be affected by future world or local events outside of our control, such as tariffs and other trade protection measures put in place by the United States or other countries, acts of terrorism, developments in the war on terrorism, civil unrest, conflicts in international situations, weather events, natural disasters, outbreaks of infectious diseases, such as the COVID-19 pandemic, and government or political related developments or issues, including changes in tax laws and regulations. These factors could have a material adverse impact on our results of operations, financial condition, and cash flows. Additionally, political and social turmoil, international conflicts and terrorist acts may put pressure on global economic conditions that may adversely impact our operating results. Unstable political, social or economic conditions may make it difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. If such conditions arise or persist, they could have a material adverse impact on our results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have five manufacturing plants, one warehouse, and one sales office. These facilities are described as follows:

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

Registered shareholders of record at June 27, 2021, were 902.

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  Since inception of the stock repurchase program, the Board of Directors has periodically increased the number of shares authorized for repurchase under the program.  At June 27, 2021, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395.  The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through June 27, 2021, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the year ended June 27, 2021.

ITEM 6.   SELECTED FINANCIAL DATA

The financial data for each period presented below reflects the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary and its majority owned subsidiaries. Fiscal year 2017 has been retrospectively adjusted for the adoption of an update to the accounting guidance for the presentation of net periodic pension cost and net periodic postretirement benefit cost which requires the service cost component of net periodic benefit cost to be reported in the same line items as other compensation costs arising from services rendered by the pertinent employees during the applicable period while the remaining components of net periodic benefit cost are required to be presented separately outside a subtotal of income from operations. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Financial Statements and Notes thereto included elsewhere herein. The following data are in thousands of dollars except per share amounts.

	Fiscal Years
	2021	2020	2019	2018	2017
INCOME STATEMENT DATA
Net sales	$485,295	$385,300	$487,006	$439,195	$417,325
Gross profit	78,658	35,446	57,800	54,443	60,955
Engineering, selling and administrative expenses	44,743	44,108	47,186	41,168	46,113
Income (loss) from operations	33,915	(8,662)	10,614	13,275	14,842
Interest income	—	—	—	8	136
Equity earnings (loss) of joint ventures	2,560	(209)	2,783	4,532	666
Interest expense	(302)	(920)	(1,615)	(1,137)	(417)
Pension termination settlement charge	—	—	(31,878)	—	—
Other (expense) income, net	(1,165)	1,668	(337)	1,020	1,167
Income (loss) before taxes and non-controlling interest	35,008	(8,123)	(20,433)	17,698	16,394
Provision (benefit) for income taxes	5,111	(2,266)	(7,740)	2,070	4,284
Net income (loss)	29,897	(5,857)	(12,693)	15,628	12,110
Net income attributable to non-controlling interest	7,365	1,748	4,336	3,345	4,913
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$22,532	$(7,605)	$(17,029)	$12,283	$7,197
Earnings (loss) per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$5.95	$(2.04)	$(4.63)	$3.39	$2.01
Diluted	$5.85	$(2.04)	$(4.63)	$3.32	$1.96
Cash dividends declared per share	$—	$0.42	$0.56	$0.56	$0.56
BALANCE SHEET DATA
Net working capital	$97,332	$77,228	$77,369	$82,310	$61,110
Total assets	$310,563	$265,545	$312,736	$307,175	$273,714
Long-term liabilities	$19,558	$41,964	$45,657	$55,136	$33,105
Total STRATTEC SECURITY CORPORATION Shareholders’ equity	$181,646	$152,222	$163,388	$162,158	$151,088

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

Executive Overview

Historically, a significant portion of our total net sales have been to domestic automotive OEMs (General Motors, Ford and Fiat Chrysler). During the past two decades these customers lost North American market share to the New Domestic automotive manufacturers (primarily the Japanese and Korean automotive manufacturers). In addition to our dependence on our customers’ maintaining their market share, our financial performance depends in large part on conditions in the overall automotive industry, which in turn, are dependent upon the U.S. and global economies. During fiscal years 2021 and 2020, the above domestic automotive OEMs together represented each year 62 percent, respectively, of our total net sales.

During fiscal years 2021 and 2020, we experienced stronger sales demand for our components from our major North American customers noted above as it relates to light trucks and both sport utility and car based utility vehicles in comparison to passenger cars, which was likely influenced by customer preferences and gas prices. If gas prices continue to remain flat or slightly higher over the next several years, we anticipate this consumer buying trend will continue, which is approximately 77 percent light trucks and sport utility vehicles in comparison to 23 percent passenger car vehicle purchases today. During the last 3-5 years our major customers General Motors, Ford and Fiat Chrysler eliminated passenger car production on several models in North America as a strategy to improve their overall profitability going forward.

Fiscal 2021 net sales were $485 million compared to $385 million in 2020. The fiscal 2021 net sales were impacted by the global semiconductor chip shortage that reduced net sales and profitability primarily in the fourth quarter of fiscal 2021 and we see these shortages continuing into fiscal year 2022. The reduced sales in fiscal year 2020 was attributed to the General Motors labor strike with the United Auto Workers in September and October 2019 which reduced net sales to General Motors by approximately $10 million and as a result of the COVID-19 pandemic. During March, April and May 2020, the North American OEM assembly plant operations were shut down for the COVID-19 pandemic reducing our net sales to our customers by approximately $78 million during that period. Net income attributable to STRATTEC for fiscal 2021 was $22.5 million and the Net loss attributable to STRATTEC in fiscal 2020 was $7.6 million (which included a $3.7 million non-cash compensation expense charges net of tax), which as noted above was primarily attributed to the lost net sales previously described above. In response to the COVID -19 pandemic in the fourth quarter of fiscal 2020, the Company implemented temporary layoffs of production workers in our Milwaukee, WI and Mexico plant operations, reduced the US Salaried workforce by ten percent, reduced salaried working hours by ten percent, allowed remote working from home, significantly reduced nonessential operating costs, delayed capital expenditures and temporarily suspended the quarterly cash dividend to preserve cash flow during the fourth quarter of fiscal year 2020. In addition, during fiscal year 2021 the Company produced additional finished goods inventory in anticipation of our OEM customers pipeline fill to their dealers once vehicle production began starting up in July, 2020 coming out of the temporary shutdowns from the impact of the COVID-19 pandemic. We continued to build inventory as it relates to the global chip shortage and low inventory levels at the dealers today. Also impacting profitability in late fiscal year 2021 were increased costs for purchased raw materials relating to zinc, steel, nickel silver, brass, aluminum and plastic resins that in most cases we were not able to pass along all these increased costs to our customers. Another factor impacting our profitability is our U.S. Dollar and Mexican Peso exchange rate that affects our operations in Mexico. In the case of the Mexican Peso, the Company does have certain hedging strategies to offset the impact of the exchange rate effects on profitability.

As we look out into the future, the July 2021 projections from our third-party forecasting service indicate that North American light vehicle production will show a significant increase in demand in vehicle production build for the next four years from our original 2021 forecast which was originally set lower due to the expected lingering effects of the COVID-19 pandemic and the ongoing global semiconductor chip shortage. By model year, based on these projections we are expecting a 2021 vehicle build of 14.7 million vehicles, 17.1 million vehicles for 2022, 17.0 million vehicles for 2023, 16.6 million vehicles for 2024 and 16.8 million vehicles for 2025. These vehicle production estimates going forward were significantly increased due to the impact of COVID-19 that lowered vehicle production in late fiscal 2020 and the global semiconductor chip shortage in late fiscal 2021. As part of this third party projection, the Ford Motor Company, General Motors and Fiat Chrysler are expected to experience slightly decreased vehicle production volumes in their production levels during this time period. Of course, all of these forecasts are subject to variability based on what happens in the overall North American and global economies, especially as it relates to the world wide status of the global semiconductor chip shortage and the lingering impacts of the COVID-19 pandemic that may shut down our customers assembly facilities and supply chains in the foreseeable future, potential tariff enactment by the United States Government or other foreign countries, the current levels of employment, availability of consumer credit, home equity values, fluctuating fuel prices, changes in customer vehicle and option preferences, product quality issues, including related to recall and product warranty coverage issues, and other key factors that we believe could determine whether consumers can or will purchase new vehicles or particular brands.

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

Results of Operations

2021 Compared to 2020

	Years Ended
	June 27, 2021	June 28, 2020
Net Sales (millions of dollars)	$485.3	$385.3

Net Sales to each of our customers or customer groups in the current year and prior year were as follows (millions of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
General Motors Company	$146.5	$102.5
Fiat Chrysler Automobiles (FCA)	85.6	85.0
Ford Motor Company	67.7	52.7
Tier 1 Customers	66.8	56.0
Commercial and Other OEM Customers	77.0	71.9
Hyundai / Kia	41.7	17.2
Total	$485.3	$385.3

Current year sales were adversely impacted by the global semiconductor chip shortage, and prior year sales were significantly and negatively impacted by the decision of our OEM customers to fully close their assembly plants in April and May 2020 due to the COVID-19 pandemic.  The impact of these production schedule reductions reduced our net sales in the prior year by approximately $78.0 million. Sales to all customer groups in the current year were higher in comparison to the prior year due to the foregoing impact of the COVID-19 virus disruption on our operations. The following items further impacted sales to the noted customer groups between years:

-	Sales to General Motors were negatively impacted by a UAW strike in the prior year, which further reduced our prior year net sales by approximately $10 million.
-

Sales to FCA were negatively impacted in the current year due to their lower vehicle production volumes of the vehicles for which we supply components, in particular related to Chrysler minivans. The Dodge Grand Caravan minivan went out of production during July 2020.

-	Sales to Ford Motor Company were positively impacted in the current year due to higher product content, and in particular for the new power tailgate program on the F-150 pickup trucks.
-

Sales to Commercial and Other OEM Customers were negatively impacted during the current year due to decreases in sales related to door handle products and power access products sold to Honda of America Manufacturing, Inc. and related to reductions in sales of door handle products to Volkswagon. These Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys.

-	Hyundai / Kia sales were positively impacted in the current year due to the introduction of the new Kia Sedona and Hyundai Starex minivans for which we supply primarily power sliding door components.

	Years Ended
	June 27, 2021		June 28, 2020
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$268.6	66.1%	$218.1	62.3%
Labor and Overhead Costs	138.0	33.9%	131.8	37.7%
Total Cost of Goods Sold	$406.6		$349.9

The direct material cost increase was due to increased sales volumes between years, as discussed above, and increased purchased costs for certain raw materials and purchased components in the current year as compared to the prior year. The impact of increased zinc, brass, and nickel silver costs increased current year material costs by approximately $1.3 million as compared to the prior year. The increase in our direct material costs as a percentage of our cost of goods sold was due to the increased raw material costs as previously discussed and due to a reduction in our labor and overhead costs as a percentage of our cost of goods sold, as discussed below.

Labor and overhead costs increased between years, yet these costs decreased as a percentage of our cost of goods sold as a result of favorable absorption of fixed overhead costs resulting from production volume increases and cost improvement initiatives at our Milwaukee and Mexico facilities. Labor and overhead costs were impacted by the following:

Cost Increases:

-	The variable portion of our labor and overhead costs increased as a result of the increase in sales volumes.
-	The current year results included losses on the disposal of property, plant and equipment of $1.4 million compared to a loss on disposal of $369,000 during the prior year.
-	Expense provisions under our incentive bonus plan impacting cost of goods sold increased $3.8 million between periods.
-	Mexico wages and benefits increased $1.9 million as a result of a January 1, 2021 minimum wage increase.

Cost Decreases:

-

The prior year included a $3.0 million non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets as described under Pension and Postretirement Benefits within Notes to Financial Statements included elsewhere herein.

-	Labor and overhead costs in the current year period were favorably impacted by cost improvements implemented at our Milwaukee, WI and Mexico facilities in response to the COVID-19 pandemic.
-

The U.S. dollar value of our Mexican operations was favorably impacted by approximately $1.8 million in the current year as compared to the prior year due to a favorable Mexican peso to U.S. dollar exchange rate between these annual periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 20.90 pesos to the dollar in the current year from approximately 20.50 pesos to the dollar in the prior year.

	Years Ended
	June 27, 2021	June 28, 2020
Gross Profit (millions of dollars)	$78.7	$35.4
Gross Profit as a percentage of net sales	16.2%	9.2%

The increase in gross profit dollars in the current year as compared to the prior year was attributed to the increase in net sales between years, partially offset by the increase in cost of goods sold as discussed above. Gross profit as a percentage of net sales improved between years due to the increase in net sales as discussed above, which resulted in more favorable absorption of our fixed costs and due to cost improvement initiatives at our Milwaukee and Mexico facilities.

Engineering, Selling and Administrative Expenses in the current year and prior year were as follows:

	Years Ended
	June 27, 2021	June 28, 2020
Expenses (millions of dollars)	$44.7	$44.1
Expenses as a percentage of net sales	9.2%	11.4%

Engineering, selling and administrative expenses were impacted by the following:

Cost Increases:

-	Expense provisions under our incentive bonus plan impacting engineering, selling and administrative expenses increased $2.8 million between years.
-

The prior year fourth quarter included a ten percent reduction in the salaried work force, a temporary reduction in hours worked, and reductions in various other operating costs, many of which were implemented as cost saving measures to address the impact of the COVID-19 pandemic on our reduced sales levels.

Cost Decreases:

-	Customer reimbursement of engineering development costs incurred in prior year periods decreased costs $1.5 million between years, which reimbursement was agreed to in the current year.

-

Prior year costs included a $1.9 million non-cash compensation expense charge related to the transfer of excess Qualified Pension Plan assets as described under Pension and Postretirement Benefits within Notes to Financial Statements included elsewhere herein.

Income from operations in the current year was $33.9 million compared to loss from operations of $8.7 million in the prior year. This change was the result of increase sales, which were partially offset by an increase in cost of goods sold in the current year as compared to the prior year, all as discussed above.

The equity earnings (loss) of joint ventures was comprised of the following in the current year and prior year (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Vehicle Access Systems Technology LLC	$2,560	$(565)
STRATTEC Advanced Logic, LLC ("SAL LLC")	—	356
	$2,560	$(209)

Higher profitability from our VAST LLC joint venture was due to higher net sales and improved profitability in our VAST China operation between years. The improved profitability in our VAST China operation between years stemmed from the extended OEM customer plant shutdowns associated with the COVID-19 pandemic in the prior year. VAST China’s profitability in the current year was also partially offset by startup costs for their new plant in Jingzhou, China and by costs associated with the closure of our VAST China plant in Fuzhou, China, which operations were consolidated into the new Jingzhou facility. We continue to believe these actions related to the changes in facilities, will give VAST China added capacity, greater operating efficiencies and a broader geographic footprint in the China market going forward. VAST LLC, including VAST China, is a crucial part of our global strategy and we anticipate that it will contribute to our overall long term sales growth as the China market continues to expand. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions as well as the impact of COVID-19. SAL LLC was dissolved during fiscal 2020. Our 2020 equity earnings of SAL LLC included a gain on dissolution of $342,000.

Included in other (expense) income, net in the current year and prior year were the following items (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Foreign currency transaction (loss) gain	$(2,445)	$1,982
Rabbi Trust gain (loss)	865	(2)
Unrealized gain (loss) on Mexican peso forward contracts	723	(480)
Realized gain (loss) on Mexican peso forward contracts	164	(418)
Pension and postretirement plans cost	(483)	(469)
Other	11	1,055
	$(1,165)	$1,668

-	Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-	The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-

We entered into the Mexican peso currency forward contracts during fiscal 2021 and 2020 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of June 27, 2021 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

-	Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.
-

During fiscal 2020, other miscellaneous income net includes $450,000 of  favorable valued added tax adjustments realized by our Mexican entities and $434,000 of experience gains from asset returns related to the termination of our Qualified Pension Plan as discussed under Retirement Plans and Postretirement Costs within our Notes to Financial Statements under Item 8 of this report on Form 10-K.

Our effective income tax rate for 2021 was 14.6 percent compared to 27.9 percent in 2020. Our effective tax rate for 2020 was higher due to our pre-tax book loss and the beneficial carry-back of losses. Additionally, our income tax provision for each year 2021 and 2020 was affected by the non-controlling interest portion of our pre-tax income, GILTI provisions and R&D tax credit. The non-controlling interest impacts the effective tax rate as our ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (millions of dollars)

	June 27, 2021	June 28, 2020
Current Assets	$174.9	$125.4
Current Liabilities	77.6	48.1
Working Capital	$97.3	$77.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Fiat Chrysler Automobiles LLC, General Motors Company and Ford Motor Company. As of the date of filing this Annual Report with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of June 27, 2021 and June 28, 2020 was as follows (millions of dollars):

	June 27, 2021	June 28, 2020
General Motors Company	$22.9	$12.6
Fiat Chrysler Automobiles	$11.9	$5.9
Ford Motor Company	$8.2	$6.1

Reduced accounts receivable balances as of June 28, 2020 was primarily due to reduced sales levels from the end of March 2020 through June 2020 as a result of our OEM customers reducing production schedules and closing their assembly plants, which reduced orders for our products, due to the COVID-19 outbreak.

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of June 27, 2021, $2.3 million of our $14.5 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Years Ended
	June 27, 2021	June 28, 2020
Cash Flows from (millions of dollars):
Operating Activities	$35.2	$25.4
Investing Activities	$(9.0)	$(12.3)
Financing Activities	$(22.9)	$(9.0)

The increase in cash provided by operating activities between 2020 and 2021 was due to an increase in operating income as previously discussed. The increase in operating income was partially offset by a net increase in working capital requirements between these years of $28.7 million, with the net increase in our working capital requirements being made up of the following working capital changes (millions of dollars):

	Increase (Decrease) in Working Capital Requirements
	2021	2020	Change
Accounts Receivable	$27.7	$(42.0)	$69.7
Inventories	$16.5	$7.1	$9.4
Customer Tooling	$1.2	$(0.5)	$1.7
Other Assets	$1.2	$0.5	$0.7
Accounts Payable and
Other Liabilities	$(28.5)	$24.2	$(52.7)

-

The change in the accounts receivable balances is the result of the amount and timing of sales during each year. The increase in accounts receivable balances during the current year and the reduction in accounts receivable during the prior year reflected reduced sales levels from the end of March 2020 through June 2020, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants due to the COVID-19 outbreak.

-

The change in inventory reflected an increase in inventory balances during both the current year period and the prior year period. The current year period increase was due to an inventory build-up as of June 2021 while our OEM customers experienced assembly plant shut-downs and reduced production schedule during late March 2021 through June 2021 due to certain part shortages. The prior year increase was due to an inventory build-up resulting from our OEM customers reducing production schedules and closing their assembly plants from the end of March 2020 through June 2020 due to COVID-19.

-

The change in customer tooling balances, which consisted of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, was the result of the timing of tooling development spending required to meet customer production requirements and related billings for customer reimbursements.

-

The change in other assets was the result of an increase in the income tax recoverable balance in 2021, which changes were based on the required income tax provision, the timing and amounts of Federal, state and foreign tax payments made, and the timing of the utilization of foreign tax credits and research and development tax credits.

-

The change in accounts payable and accrued liability balances was primarily the result of an increase in accounts payable balances and accruals under our bonus plan during the current year. Bonus accruals at June 2021 totaled $6.6 million. Bonus accruals were zero at June 2020. Accounts payable balances were significantly reduced as of June 2020 due to the impact of COVID-19 and the lower production levels stemming from that impact. Accounts payable balances increased as of June 2021 as our business had ramped-up throughout our fiscal 2021 along with business in the automotive industry in general. Accounts payable balances reflect the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used by investing activities of $9.0 million during 2021 and $12.3 million during 2020 included capital expenditures of $8.9 million and $12.4 million, respectively. Capital expenditures during each year were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Net cash used by investing activities during 2021 also included an investment in our VAST LLC joint venture of $100,000. The investment was made for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda, our Brazilian joint venture.

Net cash used in financing activities of $22.9 million during 2021 included repayments of borrowings under credit facilities of $23.0 million and $490,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $604,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan. Net cash used in financing activities of $9.0 million during 2020 included repayments of borrowings under credit facilities of $15.0 million, $1.6 million of regular quarterly dividend payments to shareholders and $980,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $8 million in additional borrowings under credit facilities as well as $560,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan.

Dividends

On May 13, 2020, our Board of Directors took action to temporarily suspend payment of our quarterly dividend for the foreseeable future in order to conserve cash as a result of the economic downturn caused by COVID-19. During the first nine months of fiscal 2020, prior to the suspension of dividend payments as discussed above, approximately $1.6 million of cash dividends were paid to our shareholders. No dividends were paid to shareholders during fiscal 2021.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of its business. During 2021, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contribution totaled $100,000.  No capital contributions were made to VAST LLC in 2020. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda may require an additional capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during our fiscal year 2022. STRATTEC’s portion of these capital contributions is anticipated to be $100,000. During 2021 and 2020, VAST LLC made no capital contributions to Minda-VAST Access Systems. Due to Minda-VAST Access System recently experiencing losses and due to the COVID-19 outbreak, future capital contributions may be required by the partners in this joint venture.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $13 million in fiscal 2022 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at June 27, 2021. A total of 3,655,322 shares have been repurchased over the life of the program through June 27, 2021, at a cost of approximately $136.4 million. No shares were repurchased during fiscal 2021 or 2020. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. At this time, we anticipate minimal or no stock repurchase activity in fiscal year 2022.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities were extended during June 2021 and both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021 interest on borrowings under both credit facilities were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of June 27, 2021, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility as of June 27, 2021. Outstanding borrowings under the STRATTEC Credit Facility totaled $18 million at June 28, 2020. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $8.8 million and 1.2 percent, respectively, during 2021. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $13.8 million and 2.6 percent, respectively, during 2020. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $12 million at June 27, 2021 and $17 million at June 28, 2020. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $14.3 million and 1.4 percent, respectively, during 2021. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $19.1 million and 2.9 percent, respectively, during 2020. We believe that the credit facilities are adequate, along with existing cash flows from operations, to meet our anticipated capital expenditure, working capital, dividend, and operating expenditure requirements.

Inflation and Other Changes in Prices

Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc, steel, brass, nickel silver, and aluminum as well as inflation in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos. We have from time to time entered into contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Refer to the discussion of Derivative Instruments under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity Earnings (Loss) of Joint Ventures included in the Notes to Financial Statements included within this Form 10-K.

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

We believe the reserve discussed above is estimated using consistent and appropriate methods. However, changes to the assumptions could materially affect the recorded reserve amount.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of STRATTEC SECURITY CORPORATION (the "Company") as of June 27, 2021, the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended June 27, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2021, and the results of its operations and its cash flows for the year ended June 27, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 2, 2021 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty Reserve

As described in the Notes to Financial Statements, the Company records a liability for known and potential exposure to warranty claims in the event its products fail to perform as expected and in the event that it may be required to participate in the repair costs incurred by its customers for such products.  At June 27, 2021, the Company’s warranty reserve was $8.4 million. The warranty reserve is estimated based on management’s analysis of historical data, current trends, known claims, and the terms of specific customer warranty programs and supply agreements. The warranty reserve requires management to apply significant judgment to its estimation of the liability which requires substantial auditor judgment due to the highly subjective nature and materiality of the future estimated claims to be paid.  Actual warranty costs may differ from management’s estimated costs as a result of, but not limited to, negotiations with customers, changes to assumptions of repair and/or replacement costs, and changes to trends in product performance.  Such matters may require future adjustments to the liability which could be significant.

Our audit procedures related to testing the Company’s warranty reserve included the following:

a.	Evaluating the design and testing of the operating effectiveness of the Company’s controls over the accounting for the warranty reserve.

b.

Obtaining and reviewing copies of select customer agreements, including provisions related to warranty policies and recall provisions and evaluating the Company’s estimated contractual obligations in comparison to the terms of selected customer agreements.

c.	Tested the completeness and accuracy of the claims to date and payments.
d.	Evaluate the reasonableness of the estimated repair costs by comparing historical repair costs to estimated future repair cost for known product issues.
e.	Evaluate the reasonableness of management’s judgement regarding negotiations with customers.
f.	Independently developing ranges of possible outcomes based on the Company’s historical claim experience and comparing those to the warranty reserve established by the Company.

/s/ Crowe LLP

Oak Brook, Illinois

September 2, 2021

We have served as the Company's auditor since fiscal year 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of STRATTEC SECURITY CORPORATION and subsidiaries (the "Company") as of June 28, 2020, the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows, for the year ended June 28, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2020, and the results of its operations and its cash flows for the year ended June 28, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

September 3, 2020

We began serving as the Company’s auditor in 2010. In 2020 we became the predecessor auditor.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended
	June 27, 2021	June 28, 2020
NET SALES	$485,295	$385,300
Cost of goods sold	406,637	349,854
GROSS PROFIT	78,658	35,446
Engineering, selling, and administrative expenses	44,743	44,108
INCOME (LOSS) FROM OPERATIONS	33,915	(8,662)
Equity earnings (loss) of joint ventures	2,560	(209)
Interest expense	(302)	(920)
Other (expense) income, net	(1,165)	1,668
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES AND NON- CONTROLLING INTEREST	35,008	(8,123)
Provision (benefit) for income taxes	5,111	(2,266)
NET INCOME (LOSS)	29,897	(5,857)
Net income attributable to non-controlling interest	7,365	1,748
NET INCOME (LOSS) ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$22,532	$(7,605)
COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$29,897	$(5,857)
Currency translation adjustments, net of tax	7,144	(5,796)
Pension and postretirement plans, net of tax	(135)	274
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	7,009	(5,522)
COMPREHENSIVE INCOME (LOSS)	36,906	(11,379)
Comprehensive income (loss) attributable to non-controlling interest	9,058	(229)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$27,848	$(11,150)
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION:
Basic	$5.95	$(2.04)
Diluted	$5.85	$(2.04)
AVERAGE SHARES OUTSTANDING:
Basic	3,788	3,737
Diluted	3,852	3,737

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE AMOUNTS)

	June 27, 2021	June 28, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,465	$11,774
Receivables, less allowance for doubtful accounts of $500 at June 27, 2021 and June 28, 2020	69,902	41,955
Inventories, net	70,860	54,400
Customer tooling in progress, net	7,571	8,768
Income taxes recoverable	5,716	2,912
Other current assets	6,390	5,559
Total current assets	174,904	125,368
INVESTMENT IN JOINT VENTURES	27,224	22,068
DEFERRED INCOME TAXES	5,052	6,490
OTHER LONG-TERM ASSETS	6,982	6,471
PROPERTY, PLANT AND EQUIPMENT, NET	96,401	105,148
	$310,563	$265,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,727	$18,549
Accrued liabilities:
Payroll and benefits	22,483	13,498
Environmental	1,390	1,259
Warranty	8,425	8,500
Other	8,547	6,334
Total current liabilities	77,572	48,140
Commitments and Contingencies – see note beginning on page 46
BORROWINGS UNDER CREDIT FACILITIES	12,000	35,000
ACCRUED PENSION OBLIGATIONS	2,334	1,255
ACCRUED POSTRETIREMENT OBLIGATIONS	599	701
OTHER LONG-TERM LIABILITIES	4,625	5,008
SHAREHOLDERS’ EQUITY:
Common stock, authorized 12,000,000 shares, $.01 par value, issued 7,411,717 shares at June 27, 2021 and 7,358,812 shares at June 28, 2020	74	74
Capital in excess of par value	99,512	97,977
Retained earnings	234,472	211,940
Accumulated other comprehensive loss	(16,797)	(22,113)
Less: Treasury stock at cost (3,606,652 shares at June 27, 2021 and 3,609,193 shares at June 28, 2020)	(135,615)	(135,656)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	181,646	152,222
Non-controlling interest	31,787	23,219
Total shareholders’ equity	213,433	175,441
	$310,563	$265,545

The accompanying Notes to Financial Statements are an integral part of these Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling interest
BALANCE June 30, 2019	$187,816	$73	$96,491	$221,117	$(18,568)	$(135,725)	$24,428
Net (loss) income	(5,857)	—	—	(7,605)	—	—	1,748
Currency translation adjustments	(5,796)	—	—	—	(3,819)	—	(1,977)
Pension and postretirement funded status adjustment, net of tax of $85	274	—	—	—	274	—	—
Cash dividends declared ($0.42 per share)	(1,572)	—	—	(1,572)	—	—	—
Cash dividends paid to non-controlling interests of subsidiaries	(980)	—	—	—	—	—	(980)
Stock-based compensation	996	—	996	—	—	—	—
Stock option exercises	477	1	476	—	—	—	—
Employee stock purchases	83	—	14	—	—	69	—
BALANCE June 28, 2020	$175,441	$74	$97,977	$211,940	$(22,113)	$(135,656)	$23,219
Net income (loss)	29,897	—	—	22,532	—	—	7,365
Currency translation adjustments	7,144	—	—	—	5,451	—	1,693
Pension and postretirement funded status adjustment, net of tax of $42	(135)	—	—	—	(135)	—	—
Cash dividends paid to non-controlling interests of subsidiaries	(490)	—	—	—	—	—	(490)
Stock-based compensation	972	—	972	—	—	—	—
Stock option exercises	526	—	526	—	—	—	—
Employee stock purchases	78	—	37	—	—	41	—
BALANCE June 27, 2021	$213,433	$74	$99,512	$234,472	$(16,797)	$(135,615)	$31,787

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Shareholders’ Equity.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended
	June 27, 2021	June 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,897	$(5,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (earnings) loss of joint ventures	(2,560)	209
Depreciation	19,786	19,329
Foreign currency transaction loss (gain)	2,445	(1,982)
Unrealized (gain) loss on peso forward contracts	(723)	480
Loss on disposition of property, plant and equipment	1,421	369
Non-cash compensation expense	—	4,824
Deferred income taxes	1,473	(3,589)
Stock-based compensation expense	972	996
Change in operating assets and liabilities:
Receivables	(27,744)	41,990
Inventories	(16,460)	(7,138)
Other assets	(2,435)	(29)
Accounts payable and accrued liabilities	28,540	(24,207)
Other, net	538	29
Net cash provided by operating activities	35,150	25,424
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint ventures	(100)	—
Additions to property, plant and equipment	(8,929)	(12,381)
Proceeds received on sale of property, plant and equipment	8	32
Net cash used in investing activities	(9,021)	(12,349)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	—	8,000
Repayments under credit facilities	(23,000)	(15,000)
Exercise of stock options and employee stock purchases	604	560
Dividends paid to non-controlling interests of subsidiaries	(490)	(980)
Dividends paid	—	(1,572)
Net cash used in financing activities	(22,886)	(8,992)
FOREIGN CURRENCY IMPACT ON CASH	(552)	(118)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,691	3,965
CASH AND CASH EQUIVALENTS
Beginning of year	11,774	7,809
End of year	$14,465	$11,774
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Income taxes	$5,431	$2,113
Interest	$320	$976
Non-Cash Investing Activities:
Change in capital expenditures in accounts payable	$225	$(951)

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Cash Flows.

NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we, along with our VAST LLC partners, provide full service and aftermarket support for each VAST Automotive Group partner’s products. We also previously maintained a 51 percent interest in a joint venture, STRATTEC Advanced Logic, LLC (“SAL LLC”), which was established to introduce a new generation of commercial and residential biometric security products based on the designs of Actuator Systems, our partner and owner of the remaining ownership interest. SAL LLC was dissolved during our fiscal 2020.

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

Risks and Uncertainties:  In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The coronavirus has since spread, and infections have been found in multiple countries around the world, including the United States. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, and continues to adversely impact global economic activity, including with respect to customer purchasing actions and supply chain continuity and disruption, and in particular the supply of semiconductor chips, transponders and related components to the automotive industry.

STRATTEC’s operating performance is subject to global economic conditions and levels of consumer spending specifically within the automotive industry. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal year ended June 27, 2021 resulting in an increase in our net sales for this current fiscal year period compared to our prior year period.

The extent of the impact of the COVID-19 outbreak on our future operating results will depend on the duration, intensity and continued spread of the outbreak, regulatory and private sector responses, which may be precautionary and may include potential restrictive operating measures imposed by governmental authorities, and the impact to our customers, workforce and suppliers, in particular related to the sourcing of semiconductor chips, transponders and other critical supply chain components by us and our customers to meet expected production schedules, all of which are uncertain and cannot be predicted. These changing conditions may also affect the estimates and assumptions made by our management. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

Significant Accounting Policies: The significant accounting policies followed in the preparation of these financial statements, as summarized in the following paragraphs, are in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary and its majority owned subsidiaries. Equity investments for which STRATTEC exercises significant influence but does not control and are not variable interest entities of STRATTEC are accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.

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

Fiscal Year: Our fiscal year ends on the Sunday nearest June 30. The years ended June 27, 2021 and June 28, 2020 are each comprised of 52 weeks.

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

The following table quantifies the outstanding Mexican peso forward contracts as of June 27, 2021 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	July 13, 2021 - June 14, 2022	$15,000	20.71	$243

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Consolidated Balance Sheets was as follows (thousands of dollars):

	June 27, 2021	June 28, 2020
Not designated as hedging instruments:
Other current assets:
Mexican peso forward contracts	$243	$—
Other current liabilities:
Mexican peso forward contracts	$—	$480

The pre-tax effects of the Mexican peso forward contracts on the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Income consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	Years Ended
	June 27, 2021	June 28, 2020
Not Designated as Hedging Instruments:
Realized gain (loss)	$164	$(418)
Unrealized gain (loss)	$723	$(480)

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated their book value as of June 27, 2021 and June 28, 2020. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. There is an established fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 – Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments. Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2021 and June 28, 2020 (thousands of dollars):

	June 27, 2021				June 28, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Rabbi Trust assets:
Stock index funds:
Small cap	$384	$—	$—	$384	$251	$—	$—	$251
Mid cap	377	—	—	377	284	—	—	284
Large cap	756	—	—	756	563	—	—	563
International	1,104	—	—	1,104	820	—	—	820
Fixed income funds	960	—	—	960	793	—	—	793
Cash and cash equivalents	—	2	—	2	—	224	—	224
Mexican peso forward contracts	—	243	—	243	—	—	—	—
Total assets at fair value	$3,581	$245	$—	$3,826	$2,711	$224	$—	$2,935

Liabilities:
Mexican peso forward contracts	$—	$—	$—	$—	$—	$480	$—	$480

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

Receivables: Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith/dealership distributors relating to our service and aftermarket sales. We evaluate the collectability of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items, general economic conditions (including with respect to the impact of COVID-19 on our customers) and the industry as a whole. The allowance for doubtful accounts totaled $500,000 at June 27, 2021 and June 28, 2020.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at net realizable value using the first-in, first-out (“FIFO”) cost method of accounting. Inventories consisted of the following (thousands of dollars):

	June 27, 2021	June 28, 2020
Finished products	$20,633	$13,142
Work in process	14,707	11,815
Purchased materials	40,900	34,333
	76,240	59,290
Excess and obsolete reserve	(5,380)	(4,890)
Inventories, net	$70,860	$54,400

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

	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written Off	Balance, End of Year
Year ended June 27, 2021	$4,890	$973	$483	$5,380
Year ended June 28, 2020	$4,225	$2,178	$1,513	$4,890

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Expected Useful Lives
Land improvements	20 years
Buildings and improvements	15 to 35 years
Machinery and equipment	3 to 15 years

Property, plant and equipment consisted of the following (thousands of dollars):

	June 27, 2021	June 28, 2020
Land and improvements	$5,963	$5,002
Buildings and improvements	36,325	33,179
Machinery and equipment	228,141	228,035
	270,429	266,216
Less: accumulated depreciation	(174,028)	(161,068)
	$96,401	$105,148

Depreciation expense was as follows for the periods indicated (thousands of dollars):

Fiscal Year	Depreciation Expense
2021	$19,786
2020	$19,329

The gross and net book value of property, plant and equipment located outside of the United States, primarily in Mexico, were as follows (thousands of dollars):

	June 27, 2021	June 28, 2020
Gross book value	$154,371	$146,690
Net book value	$67,348	$71,369

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to not be recoverable, the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. There were no impairments recorded in the years ended June 27, 2021 or June 28, 2020.

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Consolidated Balance Sheets are presented below (thousands of dollars):

	June 27, 2021	June 28, 2020
Right-of-Use Asset Under Operating Lease:
Other Long-Term Assets	$3,399	$3,753
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$378	$354
Other Long-Term Liabilities	3,021	3,399
	$3,399	$3,753

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under the non-cancelable lease are as follows as of June 27, 2021 (thousands of dollars):

2022	$484
2023	497
2024	509
2025	522
Thereafter	1,834
Total Future Minimum Lease Payments	3,846
Less: Imputed Interest	(447)
Total Lease Obligations	$3,399

Cash flow information related to the operating lease is shown below (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$473	$461

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

	June 27, 2021	June 28, 2020
Weighted Average Remaining Lease Term, (in years)	7.3	8.3
Weighted Average Discount Rate	3.3%	3.3%

Operating lease expense for the year ended June 27, 2021 and June 28, 2020 totaled $473,000 and $461,000, respectively.

Supplier Concentrations: The following inventory purchases were made from major suppliers during each fiscal year noted:

Fiscal Year	Percentage of Inventory Purchases	Number of Suppliers
2021	44%	8
2020	39%	7

We have long-term contracts or arrangements with most of our suppliers to guarantee the availability of raw materials and component parts.

Labor Concentrations: We had approximately 3,752 full-time associates of which approximately 204 or 5.4 percent were represented by a labor union at June 27, 2021. The associates represented by a labor union account for all production associates at our Milwaukee facility. The current contract with the unionized associates is effective through September 17, 2021.

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

We do not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer. Therefore, we recognize revenue at the point in time we satisfy a performance obligation by transferring control of a part to a customer. Amounts billed to customers related to shipping and handling costs are included in Net Sales in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Shipping and handling costs are accounted for as fulfillment costs and are included in Cost of Goods Sold in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Contract Balances:

We had no material contract assets or contract liabilities as of June 27, 2021 or June 28, 2020.

Product Sales and Sales and Receivable Concentration:

Refer to Product Sales and Sales and Receivable Concentration included herein for revenue by product group and revenue by customer.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenditures were approximately $10.8 million in 2021 and $9.8 million in 2020.

Other (Expense) Income, Net: Net other (expense) income included in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts during fiscal 2021 and 2020 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of June 27, 2021 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. Additionally, during fiscal 2020, other miscellaneous income, net includes $450,000 of favorable valued-added tax adjustments realized by our Mexican entities and $434,000 of experience gains from asset returns related to the termination of our Qualified Pension Plan as discussed below under Retirement Plans and Postretirement Costs. The impact of these items for the periods presented was as follows (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Foreign currency transaction (loss) gain	$(2,445)	$1,982
Rabbi Trust gain (loss)	865	(2)
Unrealized gain (loss) on Mexican peso forward contracts	723	(480)
Realized gain (loss) on Mexican peso forward contracts	164	(418)
Pension and postretirement plans cost	(483)	(469)
Other miscellaneous income, net	11	1,055
	$(1,165)	$1,668

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

	Balance, Beginning of Year	Provision Charged to Expense	Payments	Balance, End of Year
Year ended June 27, 2021	$8,500	$373	$448	$8,425
Year ended June 28, 2020	$7,900	$823	$223	$8,500

Foreign Currency Translation: The financial statements of our foreign subsidiaries and equity investees are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for sales, costs and expenses. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other (expense) income, net in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Accumulated Other Comprehensive Loss (“AOCL”): The following tables summarize the changes in AOCL for the years ended June 27, 2021 and June 28, 2020 (thousands of dollars):

	Year Ended June 27, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance June 28, 2020	$20,136	$1,977	$22,113
Other comprehensive loss before reclassifications	(6,924)	540	(6,384)
Income Tax	(220)	(128)	(348)
Net other comprehensive loss before Reclassifications	(7,144)	412	(6,732)
Reclassifications:
Prior service credits (A)	—	8	8
Actuarial losses (A)	—	(369)	(369)
Total reclassifications before tax	—	(361)	(361)
Income Tax	—	84	84
Net reclassifications	—	(277)	(277)
Other comprehensive loss	(7,144)	135	(7,009)
Other comprehensive loss attributable
to non-controlling interest	(1,693)	—	(1,693)
Balance June 27, 2021	$14,685	$2,112	$16,797

	Year Ended June 28, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance June 30, 2019	$16,317	$2,251	$18,568
Other comprehensive loss before reclassifications	6,153	25	6,178
Income Tax	(357)	(6)	(363)
Net other comprehensive loss before Reclassifications	5,796	19	5,815
Reclassifications:
Prior service credits (A)	—	29	29
Actuarial losses (A)	—	(412)	(412)
Total reclassifications before tax	—	(383)	(383)
Income Tax	—	90	90
Net reclassifications	—	(293)	(293)
Other comprehensive loss	5,796	(274)	5,522
Other comprehensive loss attributable
to non-controlling interest	1,977	—	1,977
Balance June 28, 2020	$20,136	$1,977	$22,113

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other (Expense) Income, net in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). See Retirement Plans and Postretirement Costs note to these Notes to Financial Statements below.

Stock-Based Compensation: We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of June 27, 2021 were 219,084. Awards that expire or are cancelled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

All compensation cost related to stock options granted under the plan has been recognized as of June 27, 2021. Unrecognized compensation cost as of June 27, 2021 related to restricted stock granted under the plan was as follows (thousands of dollars):

	Compensation Cost	Weighted Average Period over which Cost is to be Recognized (in years)
Restricted stock granted	$822	0.9

Unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Cash received from stock option exercises and the related income tax benefit were as follows (thousands of dollars):

Fiscal Year	Cash Received from Stock Option Exercises	Income Tax Benefit
2021	$526	$130
2020	$477	$28

The intrinsic value of stock options exercised and the fair value of options vested were as follows (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Intrinsic value of options exercised	$555	$120
Fair value of stock options vested	$—	$—

No options were granted during the fiscal years ended June 27, 2021 or June 28, 2020.

The range of options outstanding as of June 27, 2021 was as follows:

	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price Outstanding and Exercisable	Weighted Average Remaining Contractual Life Outstanding (In Years)
$26.53-$25.64	35,703	$26.20	0.51
$38.71	27,911	$38.71	2.15
$79.73	9,010	$79.73	3.14
	72,624	$37.65

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties on uncertain tax positions are classified in the (Benefit) Provision for Income Taxes in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third equity interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $874,000 in 2021 and $1.0 million in 2020. STRATTEC also pays WITTE a royalty related to certain latch product sales. Such royalties incurred totaled $1.1 million in 2021. The outstanding payable balance to WITTE was $427,000 and $21,000 as of June 27, 2021 and June 28, 2020, respectively.

VAST LLC has investments in Sistema de Acesso Veicular Ltda, VAST China (Taicang), VAST Jingzhou Co. Ltd., VAST Shanghai Co., VAST Fuzhou and Minda-VAST Access Systems. The operations under VAST Fuzhou closed during our fiscal 2021, and the land and building owned by VAST Fuzhou are currently for sale. Sistema de Acesso Veicular Ltda is located in Brazil and services customers in South America. VAST China (Taicang), VAST Jingzhou Co. Ltd, and VAST Shanghai Co. (collectively known as VAST China), provide a base of operations to service each VAST partner’s automotive customers in the Asian market. Minda-VAST Access Systems is based in Pune, India and is a 50:50 joint venture between VAST LLC and Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”). Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India. They are a leading manufacturer in the Indian marketplace of security & access products, handles, automotive safety, restraint systems, driver information and telematics systems for both OEMs and the aftermarket. VAST LLC also maintains branch offices in South Korea and Japan in support of customer sales and engineering requirements.

VAST LLC investments are accounted for using the equity method of accounting. Results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $2.6 million during 2021 and equity loss of joint ventures of $565,000 during 2020. This 2020 equity loss of joint ventures included a $2 million impairment charge related to its Minda-VAST Access Systems joint venture in India. STRATTEC’s portion of this impairment charge totaled $667,000. During 2021, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $100,000. During 2020, no capital contributions were made to VAST LLC.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $4.1 million in 2021 and $1.5 million in 2020. ADAC Charges ADAC-STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of ADAC-STRATTEC LLC net sales, are included in the consolidated results of STRATTEC, and totaled $8.8 million in 2021 and $6.9 million in 2020. The related outstanding payable balance to ADAC was $1.9 million and $658,000 as of June 27, 2021 and June 28, 2020, respectively. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $11.6 million in 2021 and $10.2 million in 2020. The related outstanding receivable balance from ADAC was $1.5 million and $1.0 million as of June 27, 2021 and June 28, 2020, respectively.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net income to STRATTEC of approximately $6.4 million in 2021 and reduced net income to STRATTEC of approximately $1.3 million in 2020.

See further discussion under Equity Earnings (Loss) of Joint Ventures included in Notes to Financial Statements herein.

EQUITY EARNINGS (LOSS) OF JOINT VENTURES

As discussed above under the note Investment in Joint Ventures and Majority Owned Subsidiaries, we hold a one-third ownership interest in VAST LLC, for which we exercise significant influence but do not control and VAST LLC is not a variable interest entity of STRATTEC. Our investment in VAST LLC is accounted for using the equity method. The results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The following are summarized statements of operations and summarized balance sheet data for VAST LLC (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Net sales	$210,149	$153,006
Cost of goods sold	171,930	125,012
Gross profit	38,219	27,994
Engineering, selling and administrative expense	30,605	28,812
Impairment charge	—	2,000
Income (loss) from operations	7,614	(2,818)
Other income, net	1,681	1,556
Income (loss) before provision for income taxes	9,295	(1,262)
Provision for income taxes	1,554	466
Net income (loss)	$7,741	$(1,728)
STRATTEC’s share of VAST LLC net
income (loss)	$2,580	$(576)
Intercompany profit eliminations	(20)	11
STRATTEC’s equity earnings (loss) of VAST LLC	$2,560	$(565)

	June 27, 2021	June 28, 2020
Cash and cash equivalents	$7,623	$8,549
Receivables, net	48,717	40,983
Inventories, net	27,697	22,285
Other current assets	28,592	17,674
Total current assets	112,629	89,491
Property, plant and equipment, net	69,352	63,574
Other long-term assets	17,432	14,387
Total assets	$199,413	$167,452
Current debt	$4,605	$13,072
Other current liabilities	91,373	72,878
Long-term debt	18,993	12,778
Other long-term liabilities	2,418	2,228
Total liabilities	$117,389	$100,956
Net assets	$82,024	$66,496
STRATTEC’s share of VAST LLC net assets	$27,341	$22,165

SAL LLC was dissolved during 2020. STRATTEC’s equity earnings of SAL LLC totaled $356,000 in 2020.

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged from VAST LLC to STRATTEC for general headquarter expenses. The following tables summarize the related party transactions with VAST LLC for the periods indicated (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Sales to VAST LLC	$3,900	$4,041
Purchases from VAST LLC	$527	$469
Expenses charged to VAST LLC	$1,507	$2,299
Expenses charged from VAST LLC	$1,167	$935

	June 27, 2021	June 28, 2020
Accounts receivable from VAST LLC	$84	$1,115
Accounts payable to VAST LLC	$25	$239

CREDIT FACILITIES

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities were extended during June 2021 and both expire on August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021, interest on borrowings under both credit facilities were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of June 27, 2021, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities referenced in the above paragraph as of the end of 2021 and 2020 were as follows (thousands of dollars):

	June 27, 2021	June 28, 2020
STRATTEC Credit Facility	$—	$18,000
ADAC-STRATTEC Credit Facility	12,000	17,000
	$12,000	$35,000

Average outstanding borrowings and the weighted average interest rate under each such credit facility during 2021 and 2020 were as follows (thousands of dollars):

	Average Outstanding Borrowings		Weighted Average Interest Rate
	Years Ended		Years Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
STRATTEC Credit Facility	$8,775	$13,827	1.2%	2.6%
ADAC-STRATTEC Credit Facility	$14,346	$19,121	1.4%	2.9%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at June 27, 2021 is adequate.

 At June 27, 2021, we had purchase commitments related to zinc and other purchased parts. We also had minimum rental commitments under non-cancelable operating leases with a term in excess of one year. The purchase and minimum rental commitments are payable as follows (thousands of dollars):

	Purchase	Minimum Rental
Fiscal Year	Commitments	Commitments
2022	$4,865	$484
2023	$—	$497
2024	$—	$509
2025	$—	$522
2026-2027	$—	$1,834

INCOME TAXES

The provision for income taxes consisted of the following (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Currently (recoverable) payable:
Federal	$557	$(1,869)
State	420	(176)
Foreign	2,661	3,368
	3,638	1,323
Deferred tax provision	1,473	(3,589)
	$5,111	$(2,266)

The items accounting for the difference between income taxes computed at the Federal statutory tax rate and the provision for income taxes were as follows:

	Years Ended
	June 27, 2021	June 28, 2020
U.S. statutory rate	21.0%	21.0%
State taxes, net of Federal tax benefit	1.1	2.1
Foreign subsidiaries	1.0	(5.8)
Federal net operating loss carry-back statutory rate differential	—	11.7
Global intangible low-taxed income	0.5	(4.4)
Research and development tax credit	(2.3)	9.9
Non-controlling interest	(5.9)	(2.3)
Uncertain tax positions	—	(4.0)
Stock based compensation	0.1	(1.8)
Other	(0.9)	1.5
	14.6%	27.9%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was enacted. The CARES Act contains several income tax provisions, as well as other measures, that are intended to assist businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act includes a five-year carryback allowance for taxable net operating losses generated in tax years 2018 through 2020, our fiscal years 2019 through 2021. We recorded an expected benefit for the carryback of our fiscal year 2020 federal net operating loss. As we carried the losses back to years beginning before January 1, 2018, the tax benefit was a result of the rate differential between the previous 35% federal tax rate and current statutory rate of 21%.

The components of deferred tax (liabilities) assets were as follows (thousands of dollars):

	June 27, 2021	June 28, 2020
Unrecognized pension and postretirement benefit plan liabilities	$659	$617
Accrued warranty	499	517
Payroll-related accruals	3,044	2,259
Stock-based compensation	306	389
Inventory reserve	964	964
Environmental reserve	327	296
Repair and maintenance supply parts reserve	284	510
Allowance for doubtful accounts	118	118
Lease Liability	799	882
Right of Use Assets	(799)	(882)
Credit carry-forwards	1,544	3,860
Postretirement obligations	(294)	(357)
Accumulated depreciation	(4,663)	(5,063)
Accrued pension obligations	459	472
Joint ventures	1,187	1,167
Other	618	741
	$5,052	$6,490

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Federal credit carry-forwards at June 27, 2021 resulted in future benefits of approximately $1.4 million and expire between 2030 and 2031. We currently anticipate having sufficient Federal taxable income to offset these credit carry-forwards. State credit carry-forwards at June 27, 2021 resulted in future benefits of approximately $194,000 and expire at varying times between 2025 and 2035. A valuation allowance of $153,000 has been recorded as of June 27, 2021, due to our assessment of the future realization of certain credit carry-forward benefits. We do not currently anticipate having sufficient state taxable income to offset these credit carry-forwards. Foreign income before the provision for income taxes was $5.1 million in 2021 and $7.7 million in 2020.

The total liability for unrecognized tax benefits was $1.6 million as of each of June 27, 2021 and June 28, 2020 and was included in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. This liability includes approximately $1.5 million of unrecognized tax benefits at each of June 27, 2021 and June 28, 2020 and approximately $146,000 of accrued interest at June 27, 2021 and $147,000 at June 28, 2020. This liability does not include an amount for accrued penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $1.1 million at June 27, 2021 and at June 28, 2020. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended June 27, 2021 and June 28, 2020 (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Unrecognized tax benefits, beginning of year	$1,462	$1,138
Gross increases – tax positions in prior years	76	140
Gross increases – current period tax positions	207	245
Tax years closed	(287)	(61)
Unrecognized tax benefits, end of year	$1,458	$1,462

We or one of our subsidiaries files income tax returns in the United States (Federal), Wisconsin (state), Michigan (state) and various other states, Mexico and other foreign jurisdictions. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2018 through 2021 for Federal, fiscal 2017 through 2021 for most states and calendar 2016 through 2020 for foreign jurisdictions.

RETIREMENT PLANS AND POSTRETIREMENT COSTS

We had a qualified, noncontributory defined benefit pension plan (“Qualified Pension Plan”) covering substantially all U.S. associates employed by us prior to January 1, 2010. Effective December 31, 2009, the Board of Directors amended the Qualified Pension Plan to freeze benefit accruals and future eligibility. The Board of Directors subsequently approved the termination of the Qualified Pension Plan. During the quarter ended December 30, 2018, we completed a substantial portion of terminating the Qualified Pension Plan. In connection with the termination of the Qualified Pension Plan, distributions from the Qualified Pension Plan trust were made during the three month period ended December 30, 2018 to participants who elected lump-sum distributions. Additionally, during the three months ended December 30, 2018, we entered into an agreement with an insurance company to purchase from us, through a series of annuity contracts, our remaining obligations under the Qualified Pension Plan and, as a result, we settled the remaining obligations under the plan for the remaining participants utilizing funds available in the Qualified Pension Plan trust. No additional cash contributions to the trust were required to settle the pension obligations. As a result of these actions, a non-cash pre-tax settlement charge of $31.9 million was recorded during fiscal 2019. A non-cash compensation expense charge of $4.2 million was also recorded during fiscal 2019 related to the future transfer of the excess assets in the Qualified Pension Plan to a STRATTEC defined contribution plan for subsequent pay-out to eligible STRATTEC employees based on a plan approved by the Board of Directors in June 2019. An additional $4.8 million non-cash compensation expense charge related to the final transfer and pay-out of the excess Qualified Pension Plan assets was recorded during our fiscal 2020. During fiscal 2020, the excess Qualified Pension Plan assets were transferred to our defined contribution plan and distributed to eligible STRATTEC employees, which completed the full termination of the Qualified Pension Plan.

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump-sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $3.6 million at June 27, 2021 and $2.9 million at June 28, 2020, respectively. At June 27, 2021, the Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. At June 28, 2020, $217,000 of the Rabbi Trust asset balance was included in Other Current Assets and $2.7 million of the Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. The Rabbi Trust assets are excluded from the pension and SERP tables below as they do not qualify as plan assets. The projected benefit obligation under the SERP, which is included in the pension and SERP tables below, was $2.8 million at June 27, 2021 and $2.3 million at June 28, 2020. The SERP has a separately determined accumulated benefit obligation, which is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumptions about future compensation levels. The accumulated benefit obligation under the SERP was $2.6 million at June 27, 2021 and $2.2 million at June 28, 2020.

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

Amounts included in accumulated other comprehensive loss, net of tax, at June 27, 2021, which have not yet been recognized in net periodic benefit cost were as follows (thousands of dollars):

	SERP	Postretirement
Net actuarial loss	639	1,473

Unrecognized net actuarial losses included in accumulated other comprehensive loss at June 27, 2021 which are expected to be recognized in net periodic benefit cost (credit) in fiscal 2022, net of tax, for the pension, SERP and postretirement plans are as follows (thousands of dollars):

	SERP	Postretirement
Net actuarial loss	66	257

The following tables summarize the pension, SERP and postretirement plans’ income and expense, funded status and actuarial assumptions for the years indicated (thousands of dollars). We use a June 30 measurement date for our pension and postretirement plans.

	Pension and SERP Benefits		Postretirement Benefits
	Years Ended		Years Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
COMPONENTS OF NET PERIODIC BENEFIT COST (CREDIT):
Service cost	$63	$74	$13	$12
Interest cost	41	61	16	26
Plan settlements	65	—	—	—
Amortization of prior service cost (credit)	—	—	(8)	(29)
Amortization of unrecognized net loss	10	15	359	397
Net periodic benefit cost (credit)	$179	$150	$380	$406

WEIGHTED-AVERAGE ASSUMPTIONS:
Benefit Obligations:
Discount rate	2.06%	2.33%	2.01%	2.07%
Rate of compensation increases - SERP	3.0%	3.0%	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	2.33%	3.17%	2.07%	3.01%
Rate of compensation increases – SERP	3.0%	3.0%	n/a	n/a
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$2,293	$2,229	$821	$914
Service cost	63	74	13	12
Interest cost	41	61	16	26
Actuarial loss (gain)	631	3	(26)	22
Benefits paid	(231)	(74)	(115)	(153)
Benefit obligation at end of year	$2,797	$2,293	$709	$821
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$—	$8,645	$—	$—
Actual return on plan assets	—	84	—	—
Employer contribution	231	14	115	153
Excess Asset Transfer	—	(9,019)	—	—
Plan settlements	—	350	—	—
Benefits paid	(231)	(74)	(115)	(153)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status – accrued benefit obligations	$(2,797)	$(2,293)	$(709)	$(821)
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS:
Accrued payroll and benefits (current liabilities)	(463)	(1,039)	(110)	(120)
Accrued benefit obligations (long-term liabilities)	(2,334)	(1,254)	(599)	(701)
Net amount recognized	$(2,797)	$(2,293)	$(709)	$(821)
CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME:
Net periodic benefit cost	$179	$150	$380	$406
Net actuarial loss (gain)	631	3	(26)	22
Settlement loss	(65)	—	—	—
Amortization of prior service credits	—	—	8	29
Amortization of unrecognized net loss	(10)	(15)	(359)	(397)
Total recognized in other comprehensive (income) loss, before tax	556	(12)	(377)	(346)
Total recognized in net periodic benefit cost and other comprehensive loss, before tax	$735	$138	$3	$60

For measurement purposes as it pertains to the estimated obligation associated with retirees prior to January 1, 2010, a 6.47 percent annual rate increase in the per capita cost of covered health care benefits was assumed for fiscal 2022; the rate was assumed to decrease gradually to 3.0 percent by the year 2029 and remain at that level thereafter. The health care cost trend assumption has a minimal effect on our postretirement benefit amounts reported.

We expect to contribute $463,000 to our SERP and $110,000 to our postretirement health care plan in fiscal 2022. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted below (thousands of dollars):

	SERP Benefits	Postretirement Benefits
2022	$468	$110
2023	$446	$98
2024	$444	$95
2025	$14	$65
2026	$14	$40
2027-2031	$585	$222

All U.S. associates may participate in our 401(k) Plan. We contribute 100 percent up to the first 5 percent of eligible compensation that a participant contributes to the plan. Our contributions to the 401(k) Plan were as follows (thousands of dollars):

	Years Ended
	June 27, 2021	June 28, 2020
Company contributions	$1,706	$1,709

SHAREHOLDERS’ EQUITY

We have 12,000,000 shares of authorized common stock, par value $.01 per share, with 3,805,065 and 3,749,619 shares outstanding at June 27, 2021 and June 28, 2020, respectively. Holders of our common stock are entitled to one vote for each share on all matters voted on by shareholders.

Our Board of Directors previously authorized a stock repurchase program to buy back up to 3,839,395 outstanding shares of our common stock as of June 27, 2021. As of June 27, 2021, 3,655,322 shares have been repurchased under this program at a cost of approximately $136.4 million. No shares were repurchased under this program during 2021 or 2020.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the potential dilutive common shares outstanding during the applicable period using the treasury stock method. Potential dilutive common shares include outstanding stock options and unvested restricted stock awards. A reconciliation of the components of the basic and diluted per share computations follows (in thousands, except per share amounts):

	Years Ended
	June 27, 2021	June 28, 2020
Net income (loss) attributable to STRATTEC	$22,532	$(7,605)

Weighted average shares of common stock outstanding	3,788	3,737
Incremental shares – stock based compensation	64	—
Diluted weighted average shares of common stock outstanding	3,852	3,737
Basic earnings (loss) per share	$5.95	$(2.04)
Diluted earnings (loss) per share	$5.85	$(2.04)

Potentially dilutive common shares that were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been antidilutive were as follows:

Years Ended	Number of Options Excluded
June 27, 2021	9,010
June 28, 2020	160,254

STOCK OPTION AND PURCHASE PLANS

A summary of stock option activity under our stock incentive plan was as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Balance at June 30, 2019	117,360	$31.85
Exercised	(26,500)	$18.00
Balance at June 28, 2020	90,860	$35.88
Exercised	(18,236)	$28.85
Balance at June 27, 2021	72,624	$37.65	1.5	$790
Exercisable as of:
June 27, 2021	72,624	$37.65	1.5	$790
June 28, 2020	90,860	$35.88	2.4	$-

No options were granted during fiscal 2021 or 2020.

A summary of restricted stock activity under our stock incentive plan was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance at June 30, 2019	63,757	$39.47
Granted	39,150	$21.80
Vested	(27,318)	$37.86
Forfeited	(6,195)	$34.38
Nonvested Balance at June 28, 2020	69,394	$30.59
Granted	48,300	$21.20
Vested	(34,669)	$34.95
Forfeited	(1,050)	$22.84
Nonvested Balance at June 27, 2021	81,975	$23.31

We have an Employee Stock Purchase Plan to provide substantially all U.S. full-time associates an opportunity to purchase shares of STRATTEC common stock through payroll deductions. A participant may contribute a maximum of $5,200 per calendar year to the plan. On the last day of each month or if such date is not a trading day on the most recent previous trading day, participant account balances are used to purchase shares of our common stock at the average of the highest and lowest reported sales prices of a share of STRATTEC common stock on the NASDAQ Global Market on such date. A total of 100,000 shares may be issued under the plan. Shares issued from treasury stock under the plan totaled 2,541 at an average price of $31.03 during 2021 and 4,246 at an average price of $19.42 during 2020. A total of 51,330 shares remain available for purchase under the plan as of June 27, 2021.

EXPORT SALES

Total export sales, sales from the United States to locations outside of the United States, are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 27, 2021		June 28, 2020
	Net Sales	%	Net Sales	%
Export sales	$130,260	27%	$114,381	30%

Countries for which customer sales account for ten percent or more of total net sales are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 27, 2021		June 28, 2020
	Net Sales	%	Net Sales	%
Export sales into Canada	$34,927	7%	$46,191	12%

PRODUCT SALES

Sales by product group were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 27, 2021		June 28, 2020
	Net Sales	%	Net Sales	%
Door handles & exterior trim	$126,218	26%	$98,168	25%
Keys & locksets	116,572	24	101,666	26
Power access	95,245	20	63,829	17
Latches	51,211	10	45,295	12
Aftermarket & OE service	47,138	10	40,742	11
Driver controls	40,031	8	29,649	8
Other	8,880	2	5,951	1
	$485,295	100%	$385,300	100%

SALES AND RECEIVABLE CONCENTRATION

Sales to our largest customers were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 27, 2021		June 28, 2020
	Net Sales	%	Net Sales	%
General Motors Company	$146,547	30%	$102,487	27%
Fiat Chrysler Automobiles	85,629	18	85,010	22
Ford Motor Company	67,670	14	52,666	13
	$299,846	62%	$240,163	62%

Receivables from our largest customers were as follows (thousands of dollars and percent of gross receivables):

	June 27, 2021		June 28, 2020
	Receivables	%	Receivables	%
General Motors Company	$22,934	32%	$12,630	30%
Fiat Chrysler Automobiles	11,938	17	5,881	14
Ford Motor Company	8,204	12	6,101	15
	$43,076	61%	$24,612	59%

Selected Quarterly Financial Data (unaudited)

The following data are in thousands of dollars except per share amounts.

				Net Income (Loss) Attributable to	Earnings (Loss) per Share
	Quarter	Net Sales	Gross Profit	STRATTEC	Basic	Diluted
2021	First	$126,234	$22,511	$8,008	$2.13	$2.11
	Second	127,360	22,241	7,113	1.88	1.85
	Third	121,644	18,654	4,485	1.18	1.15
	Fourth	110,057	15,252	2,926	0.77	0.75
	TOTAL	$485,295	$78,658	$22,532	$5.95	$5.85
2020	First	$119,962	$15,886	$1,244	$0.34	$0.33
	Second	106,283	10,333	(1,341)	(0.36)	(0.36)
	Third	116,938	17,010	2,994	0.80	0.79
	Fourth	42,117	(7,783)	(10,502)	(2.80)	(2.80)
	TOTAL	$385,300	$35,446	$(7,605)	$(2.04)	$(2.04)

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

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee of the Company’s Board of Directors, consisting entirely of independent directors, meets regularly with management and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Crowe LLP, independent registered public accounting firm, has direct and confidential access to the Audit Committee at all times to discuss the results of their audits.

Management assessed the Corporation’s system of internal control over financial reporting as of June 27, 2021, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 27, 2021, its system of internal control over financial reporting was effective and met the criteria of the Internal Control – Integrated Framework. Crowe LLP, independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting, which is included herein.

/s/ Frank J. Krejci	/s/ Patrick J. Hansen
Frank J. Krejci	Patrick J. Hansen
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited STRATTEC SECURITY CORPORATION’s (the “Company”) internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of June 27, 2021, the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended June 27, 2021, and the related notes (collectively referred to as the "financial statements") and our report dated September 2, 2021 expressed an unqualified opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Crowe LLP

Oak Brook, Illinois

September 2, 2021

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Proxy Statement, dated on or about September 2, 2021, under “Proposal 1: Election of Directors,”  “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,”  “Delinquent Section 16(a) Reports,” “Director’s Meetings and Committees – Nominating and Corporate Governance Committee,” and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee consist of three outside independent directors, David R. Zimmer, Audit Committee Chairman, Thomas W. Florsheim, Jr., and Michael J. Koss.

ITEM 11.  EXECUTIVE COMPENSATION

The information included in our Proxy Statement, dated on or about September 2, 2021, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information included in our Proxy Statement, dated on or about September 2, 2021, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of June 27, 2021, for our Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	72,624	$37.65	219,084
Equity compensation plans not approved by shareholders	—	—	—
Total	72,624	$37.65	219,084

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in our Proxy Statement, dated on or about September 2, 2021, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in our Proxy Statement, dated on or about September 2, 2021, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10	(a)Financial Statements
See Item 8 for the Consolidated Financial Statements included in this Form 10-K

(b)	Exhibits

See the following List of Exhibits:

Exhibit
3.1 (13)	Amended and Restated Articles of Incorporation of the Company	*
3.2 (20)	Amendment to Amended and Restated Articles of Incorporation of the Company	*
3.3 (1)	Amended By-laws of the Company	*
4.1 (21)	Description of Registrants’ Securities	*
4.2 (2)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.3 (12)	Amendment No. 1 to Amended and Restated Security Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.4 (13)	Amended and Restated Security Agreement, dated as of June 28, 2012, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*
4.5 (5)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.6 (6)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.7 (10)	Amendment No. 3 to Credit Agreement, dated as of June 24, 2016, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.8 (12)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.9 (15)	Amendment No. 5 to Credit Agreement, dated as of September 28, 2018, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.10 (19)	Amendment No. 6 to Credit Agreement, dated as of October 28, 2019, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.11 (25)	Amendment No. 7 to Credit Agreement, dated as of June 1, 2021, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.12 (6)	Credit Agreement, dated as of June 28, 2012, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.13 (6)	Amendment No. 1 to Credit Agreement, dated as of January 22, 2014, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.14 (6)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.15 (9)	Amendment No. 3 to Credit Agreement, dated as of April 27, 2016, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.16 (12)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.17 (14)	Amendment No. 5 to Credit Agreement, dated as of March 27, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.18 (16)	Amendment No. 6 to Credit Agreement, dated as of December 30, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.19 (19)	Amendment No. 7 to Credit Agreement, dated as of October 28, 2019, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.20 (25)	Amendment No. 8 to Credit Agreement, dated as of June 1, 2021, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
10.1 (22)**

Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 2020.)

*
10.2 (23)**	Form of Restricted Stock Grant Agreement with Employees to be used under the Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan	*
10.3 (18)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Executive Officers and Senior Managers	*
10.4 (18)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Non-employee Members of the Board of Directors	*
10.5 (18)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Salaried Employees and Represented Employees	*
10.6 (7) **	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*
10.7 (3)**	Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010	*
10.8 (3)**	Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010	*

10.9 (3)**	Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010	*
10.10 (3)**	Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010	*
10.11 (13) **	Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.12 (11) **	Change of Control Employment Agreement between the Company and Frank J. Krejci made as of July 1, 2016	*
10.13 (11) **	Change of Control Employment Agreement between the Company and Patrick J. Hansen made as of July 1, 2016	*
10.14 (11) **	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of July 1, 2016	*
10.15 (11) **	Change of Control Employment Agreement between the Company and Richard P. Messina made as of July 1, 2016	*
10.16 (13)**	Change of Control Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.17 (8)**	Form of Restricted Stock Grant Agreement with non-employee directors	*
10.18 (24)**	STRATTEC SECURITY CORPORATION EMPLOYEE STOCK PURCHASE PLAN (Amended effective as of February 22, 2021)	*
10.19 (4)**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012	*
16.1 (26)	Letter regarding Change in Auditors	*
21 (17)	Subsidiaries of the Company	*
23.1	Consent of Independent Registered Public Accounting Firm dated September 2, 2021
23.2	Consent of Independent Registered Public Accounting Firm dated September 2, 2021
31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (27)	18 U.S.C. Section 1350 Certifications
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 27, 2021 has been formatted in Inline XBRL.

*	Previously filed
**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibit to the Form 8-K filed on October 7, 2005.
(2)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.
(3)	Incorporated by reference from the exhibit to the March 28, 2010 Form 10-Q filed on May 6, 2010.
(4)	Incorporated by reference from the exhibit to the July 1, 2012 Form 10-K filed on September 6, 2012.
(5)	Incorporated by reference from the exhibit to the Form 8-K filed on December 27, 2013.
(6)	Incorporated by reference from the exhibit to the Form 8-K filed on June 25, 2015.
(7)	Incorporated by reference from the exhibit to the Form 8-K filed on October 10, 2013.
(8)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2014.
(9)	Incorporated by reference from the exhibit to the Form 8-K filed on April 29, 2016.
(10)	Incorporated by reference from the exhibit to the Form 8-K filed on June 24, 2016.
(11)	Incorporated by reference from the exhibit to the Form 10-K filed on September 8, 2016.
(12)	Incorporated by reference from the exhibit to the Form 8-K filed on June 27, 2017.
(13)	Incorporated by reference from the exhibit to the Form 10-K filed on September 7, 2017.
(14)	Incorporated by reference from the exhibit to the Form 8-K filed on March 27, 2018.
(15)	Incorporated by reference from the exhibit to the Form 8-K filed on September 28, 2018.
(16)	Incorporated by reference from the exhibit to the Form 8-K filed on December 31, 2018.
(17)	Incorporated by reference from the exhibit to the Form 10-K filed on September 6, 2018.
(18)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2019.
(19)	Incorporated by reference from the exhibit to the Form 8-K filed on October 28, 2019.
(20)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 7, 2019.
(21)	Incorporated by reference from the exhibit to the Form 10-K filed on September 3, 2020.
(22)	Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 2020.
(23)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 5, 2020.
(24)	Incorporated by reference from the exhibit to the Form 10-Q filed on May 6, 2021.
(25)	Incorporated by reference from the exhibit to the Form 8-K filed on June 2, 2021.
(26)	Incorporated by reference from the exhibit to the Form 8-K filed on October 9, 2020.
(27)

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

Date:  September 2, 2021

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank J. Krejci	President, Chief Executive Officer,	September 2, 2021
Frank J. Krejci	and Director
(Principal Executive Officer)

/s/ Harold M. Stratton II	Chairman and Director	August 18, 2021
Harold M. Stratton II

/s/ Michael J. Koss	Director	August 18, 2021
Michael J. Koss

/s/ Thomas W. Florsheim, Jr.	Director	August 18, 2021
Thomas W. Florsheim, Jr.

/s/ David R. Zimmer	Director	August 18, 2021
David R. Zimmer

/s/ Patrick J. Hansen	Senior Vice President, Chief	September 2, 2021
Patrick J. Hansen	Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)