Form 10-Q
period 2021-09-26
STRATTEC SECURITY CORP
filed 2021-11-04
CIK 933034

Y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2021

or

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

Common stock, par value $0.01 per share: 3,953,647 shares outstanding as of September 27, 2021 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 26, 2021

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, changes in the costs of operations, changes in the volume and scope of product returns and warranty claims, adverse business and operational issues resulting from semiconductor chip supply shortages and Coronavirus (COVID-19) pandemic, including matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 2, 2021 with the Securities and Exchange Commission for the year ended June 27, 2021.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	September 26, 2021	September 27, 2020
Net sales	$100,341	$126,234
Cost of goods sold	87,792	103,723
Gross profit	12,549	22,511
Engineering, selling and administrative expenses	12,121	11,314
Income from operations	428	11,197
Equity (loss) earnings of joint ventures	(251)	825
Interest expense	(48)	(112)
Other income (expense), net	130	(260)
Income before provision for income taxes and non-controlling interest	259	11,650
Provision for income taxes	37	1,577
Net income	222	10,073
Net income attributable to non-controlling Interest	121	2,065
Net income attributable to STRATTEC SECURITY CORPORATION	$101	$8,008

Comprehensive (loss) income:
Net income	$222	$10,073
Pension and postretirement plans, net of tax	81	70
Currency translation adjustments	(712)	1,699
Other comprehensive (loss) income, net of tax	(631)	1,769
Comprehensive (loss) income	(409)	11,842
Comprehensive (loss) income attributable to non-controlling interest	(29)	2,386
Comprehensive (loss) income attributable to STRATTEC SECURITY CORPORATION	$(380)	$9,456

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.03	$2.13
Diluted	$0.03	$2.11

Average shares outstanding:
Basic	3,830	3,765
Diluted	3,893	3,788

Cash dividends declared per share	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	September 26, 2021	June 27, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7,024	$14,465
Receivables, net	66,614	69,902
Inventories:
Finished products	22,942	20,633
Work in process	15,014	14,707
Purchased materials	45,126	40,900
Excess and obsolete reserve	(5,375)	(5,380)
Inventories, net	77,707	70,860
Other current assets	24,295	19,677
Total current assets	175,640	174,904
Investment in joint ventures	26,617	27,224
Deferred Income Taxes	4,961	5,052
Other long-term assets	6,913	6,982
Property, plant and equipment	271,792	270,429
Less: accumulated depreciation	(177,579)	(174,028)
Net property, plant and equipment	94,213	96,401
	$308,344	$310,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,533	$36,727
Accrued Liabilities:
Payroll and benefits	16,381	22,483
Environmental	1,390	1,390
Warranty	8,440	8,425
Other	9,690	8,547
Total current liabilities	70,434	77,572
Borrowings under credit facilities	17,000	12,000
Accrued pension obligations	2,359	2,334
Accrued postretirement obligations	564	599
Other long-term liabilities	4,548	4,625
Shareholders’ Equity:
Common stock, authorized 12,000,000 shares, $.01 par value, 7,469,527 issued shares at September 26, 2021 and 7,411,717 issued shares at June 27, 2021	75	74
Capital in excess of par value	100,519	99,512
Retained earnings	234,573	234,472
Accumulated other comprehensive loss	(17,278)	(16,797)
Less: treasury stock, at cost (3,606,180 shares at September 26, 2021 and 3,606,652 shares at June 27, 2021)	(135,608)	(135,615)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	182,281	181,646
Non-controlling interest	31,158	31,787
Total shareholders’ equity	213,439	213,433
	$308,344	$310,563

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	September 26, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$222	$10,073
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,057	4,885
Foreign currency transaction (gain) loss	(139)	399
Loss on disposal of property, plant and equipment	8	223
Unrealized loss (gain) on peso forward contracts	98	(335)
Stock based compensation expense	396	208
Equity loss (earnings) of joint ventures	251	(825)
Change in operating assets and liabilities:
Receivables	3,279	(37,796)
Inventories	(6,847)	2,727
Other assets	(4,652)	(288)
Accounts payable and accrued liabilities	(7,439)	27,914
Other, net	119	115
Net cash (used in) provided by operating activities	(9,647)	7,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,789)	(1,514)
Proceeds received on sale of property, plant and equipment	—	3
Net cash used in investing activities	(2,789)	(1,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	7,000	—
Repayment of borrowings under credit facilities	(2,000)	(5,000)
Dividends paid to non-controlling interests of subsidiaries	(600)	(490)
Exercise of stock options and employee stock purchases	619	19
Net cash provided by (used in) financing activities	5,019	(5,471)
Foreign currency impact on cash	(24)	(109)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,441)	209

CASH AND CASH EQUIVALENTS
Beginning of period	14,465	11,774
End of period	$7,024	$11,983
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$595	$(213)
Interest	$44	$118
Non-cash investing activities:
Change in capital expenditures in accounts payable	$398	$318

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of September 26, 2021 and June 27, 2021, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2021 Form 10-K, which was filed with the Securities and Exchange Commission on September 2, 2021.

Risks and Uncertainties

  In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The coronavirus has since spread, and infections have been found in multiple countries around the world, including the United States. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, and in certain cases, advising or requiring individuals to limit or forego their time outside of their homes or from participating in large group gatherings. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, and continues to adversely impact global economic activity, including with respect to customer purchasing actions and supply chain continuity and disruption, and in particular the supply of semiconductor chips, transponders and related components to the automotive industry.

STRATTEC’s operating performance is subject to global economic conditions and levels of consumer spending specifically within the automotive industry. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal year ended June 27, 2021. Nonetheless, during the fourth quarter of our fiscal 2021, our net sales were negatively impacted by a global semiconductor chip shortage (especially as it relates to the automotive industry), which shortage continued into our current fiscal 2022 first quarter resulting in a decrease in our net sales for this current quarter as compared to our prior year quarter.

The extent of the impact of the COVID-19 outbreak on our future operating results will depend on the duration, intensity and continued spread of the outbreak, regulatory and private sector responses, which may be precautionary and may include potential restrictive operating measures imposed by governmental authorities, and the impact to our customers, workforce and suppliers, in particular related to the sourcing of semiconductor chips, transponders and other critical supply chain components by us and our customers to meet expected production schedules, all of which are uncertain and cannot be predicted as to timing and cost impacts. These changing conditions may also affect the estimates and assumptions made by our management. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

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

Subsequent Event

On October 5, 2021, our shareholders voted to increase the number of authorized shares of our common stock, $0.01 par value per share, from 12,000,000 shares to 18,000,000 shares.

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

The following table quantifies the outstanding Mexican peso forward contracts as of September 26, 2021 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 19, 2021 - June 14, 2022	$12,750	20.72	$145

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	September 26, 2021	June 27, 2021
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$145	$243

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended
	September 26, 2021	September 27, 2020
Not Designated as Hedging Instruments:
Realized Gain (Loss)	$139	$(59)
Unrealized (Loss) Gain	$(98)	$335

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of September 26, 2021 and June 27, 2021. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2021 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$380	$—	$—
Mid Cap	388	—	—
Large Cap	790	—	—
International	1,084	—	—
Fixed Income Funds	961	—	—
Cash and Cash Equivalents	—	1	—
Mexican Peso Forward Contracts	—	145	—
Total Assets at Fair Value	$3,603	$146	$—

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $187,000 during the three month period ended September 26, 2021 and $83,000 and during the three month period ended September 27, 2020.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC foreign subsidiaries and joint venture resulted in equity loss of joint ventures to STRATTEC of $251,000 during the three month period ended September 26, 2021 and equity earnings of joint ventures to STRATTEC of $825,000 during the three month period ended September 27, 2020. During the three months ended September 26, 2021 and September 27, 2020, no capital contributions were made to VAST LLC by any of the members.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and decreased net income to STRATTEC of approximately $23.5 million and $318,000, respectively, during the three month period ended September 26, 2021 and increased net sales and increased net income to STRATTEC of approximately $34.1 million and $1.4 million, respectively, during the three month period ended September 27, 2020. ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $1.6 million in the three month period ended September 26, 2021 and $2.4 million in the three month periods ended September 27, 2020. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $1.2 million in the three month period ended September 26, 2021 and $3.1 million in the three month period ended September 27, 2020.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net sales and increased net income to STRATTEC of approximately $21.1 million and $1.2 million, respectively, during the three month period ended September 26, 2021 and $20.6 million and $685,000, respectively, during the three month period ended September 27, 2020.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended
	September 26, 2021	September 27, 2020
Net Sales	$42,617	$50,411
Cost of Goods Sold	34,892	40,591
Gross Profit	7,725	9,820
Engineering, Selling and Administrative Expenses	8,551	6,603
(Loss) Income From Operations	(826)	3,217
Other Income (Expense), net	89	(149)
(Loss) Income before Provision for Income Taxes	(737)	3,068
Provision for Income Taxes	21	592
Net (Loss) Income	$(758)	$2,476
STRATTEC's Share of VAST LLC Net (Loss) Income	(253)	825
Intercompany Profit Elimination	2	—
STRATTEC’s Equity (Loss) Earnings of VAST LLC	$(251)	$825

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended
	September 26, 2021	September 27, 2020
Sales to VAST LLC	$515	$1,216
Purchases from VAST LLC	$132	$187
Expenses Charged to VAST LLC	$174	$507
Expenses Charged from VAST LLC	$253	$292

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheets are presented below (in thousands):

September 26, 2021
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$3,308
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$378
Other Long-Term Liabilities	2,930
$3,308

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under this non-cancelable lease are as follows as of September 26, 2021 (in thousands):

2022 (for the remaining nine months)	$365
2023	497
2024	509
2025	522
2026	535
Thereafter	1,299
Total Future Minimum Lease Payments	3,727
Less: Imputed Interest	(419)
Total Lease Obligations	$3,308

Cash flow information related to the operating lease is shown below (in thousands):

	Three Months Ended
	September 26, 2021	September 27, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$119	$116

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

September 26, 2021
Weighted Average Remaining Lease Term (in years)	7.1
Weighted Average Discount Rate	3.3%

Operating lease expense for the three month periods ended September 26, 2021 and September 27, 2020 totaled $119,000 and $116,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021, interest on borrowings under both credit facilities were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of September 26, 2021, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	September 26, 2021	June 27, 2021
STRATTEC Credit Facility	$1,000	$—
ADAC-STRATTEC Credit Facility	16,000	12,000
	$17,000	$12,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
STRATTEC Credit Facility	$330	$17,231	2.9%	1.2%
ADAC-STRATTEC Credit Facility	$13,319	$17,000	1.4%	1.4%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at September 26, 2021 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month periods ended September 26, 2021 and September 27, 2020 were as follows (in thousands):

	Three Months Ended September 26, 2021
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 27, 2021	$213,433	$74	$99,512	$234,472	$(16,797)	$(135,615)	$31,787
Net Income	222	—	—	101	—	—	121
Dividend Declared - Non- Controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	(712)	—	—	—	(562)	—	(150)
Stock Based Compensation	396	—	396	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	81	—	—	—	81	—	—
Stock Option Exercises	600	1	599	—	—	—	—
Employee Stock Purchases	19	—	12	—	—	7	—
Balance, September 26, 2021	$213,439	$75	$100,519	$234,573	$(17,278)	$(135,608)	$31,158

	Three Months Ended September 27, 2020
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 28, 2020	$175,441	$74	$97,977	$211,940	$(22,113)	$(135,656)	$23,219
Net Income	10,073	—	—	8,008	—	—	2,065
Dividend Declared - Non- Controlling Interests of Subsidiaries	(490)	—	—	—	—	—	(490)
Translation Adjustments	1,699	—	—	—	1,378	—	321
Stock Based Compensation	208	—	208	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	70	—	—	—	70	—	—
Employee Stock Purchases	19	—	3	—	—	16	—
Balance, September 27, 2020	$187,020	$74	$98,188	$219,948	$(20,665)	$(135,640)	$25,115

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

Contract Balances:

We have no material contract assets or contract liabilities as of September 26, 2021 or September 27, 2020.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	September 26, 2021	September 27, 2020
Door Handles & Exterior Trim	$23,540	$34,091
Keys & Locksets	22,841	32,736
Power Access	21,140	20,620
Latches	10,107	13,835
Aftermarket & OE Service	11,896	13,137
Driver Controls	8,017	9,787
Other	2,800	2,028
	$100,341	$126,234

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	September 26, 2021	September 27, 2020
General Motors Company	$25,684	$37,756
Ford Motor Company	17,695	15,846
Commercial and Other OEM Customers	17,412	21,434
Stellantis (Formerly Fiat Chrysler Automobiles)	16,560	25,083
Tier 1 Customers	11,975	17,495
Hyundai / Kia	11,015	8,620
	$100,341	$126,234

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income primarily included foreign currency transaction gains and losses, realized and unrealized gains on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our Supplemental Executive Retirement Plan (“SERP”) and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of September 26, 2021 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	September 26, 2021	September 27, 2020
Foreign Currency Transaction Gain (loss)	$139	$(399)
Unrealized (Loss) Gain on Peso Forward Contracts	(98)	335
Realized Gain (Loss) on Peso Forward Contracts	139	(59)
Pension and Postretirement Plans Cost	(120)	(105)
Rabbi Trust Gain (Loss)	22	(57)
Other	48	25
	$130	$(260)

Income Taxes

Our effective tax rate was 14.3% and 13.5% for the three months ended September 26, 2021 and September 27, 2020, respectively. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during our fiscal 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our 2020 fiscal year. As a result, we recorded an income tax benefit of $675,000 during the three month period ended September 27, 2020. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 26, 2021			September 27, 2020
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$101	3,830	$0.03	$8,008	3,765	$2.13
Stock Option and Restricted Stock Awards	—	63		—	23
Diluted Earnings Per Share	$101	3,893	$0.03	$8,008	3,788	$2.11

The calculation of earnings per share excluded 9,010 and 90,860 share-based payment awards as of September 26, 2021 and September 27, 2020, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of September 26, 2021, the Board of Directors had designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of September 26, 2021 were 175,559. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the three months ended September 26, 2021 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 27, 2021	72,624	$37.65
Exercised	22,610	$26.53
Outstanding, September 26, 2021	50,014	$42.68	1.8	$164
Exercisable, September 26, 2021	50,014	$42.68	1.8	$164

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three month periods presented below were as follows (in thousands):

	Three Months Ended
	September 26, 2021	September 27, 2020
Intrinsic Value of Options Exercised	$331	$—
Fair Value of Stock Options Vesting	$—	$—

No options were granted during the three month periods ended September 26, 2021 or September 27, 2020.

A summary of restricted stock activity under our stock incentive plan for the three months ended September 26, 2021 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 27, 2021	81,975	$23.31
Granted	43,875	$42.50
Vested	(35,200)	$25.91
Forfeited	(350)	$21.37
Nonvested Balance, September 26, 2021	90,300	$10.98

As of September 26, 2021, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of September 26, 2021, there was approximately $2.1 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.3 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $3.6 million at both September 26, 2021 and June 27, 2021 and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

The following table summarizes the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Service Cost	$16	$16	$3	$3
Interest Cost	13	10	3	4
Amortization of Prior Service Credit	—	—	—	(2)
Amortization of Unrecognized Net Loss	22	3	84	89
Net Periodic Benefit Cost	$51	$29	$90	$94

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended September 26, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 27, 2021	$14,685	$2,112	$16,797
Other Comprehensive Loss Before Reclassifications	712	—	712
Net Other Comprehensive Loss Before Reclassifications	712	—	712
Reclassifications:
Unrecognized Net Loss (A)	—	(106)	(106)
Total Reclassifications Before Tax	—	(106)	(106)
Income Tax	—	25	25
Net Reclassifications	—	(81)	(81)
Other Comprehensive Loss	712	(81)	631
Other Comprehensive Loss Attributable to Non- Controlling Interest	150	—	150
Balance, September 26, 2021	$15,247	$2,031	$17,278

	Three Months Ended September 27, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2020	$20,136	$1,977	$22,113
Other Comprehensive Loss Before Reclassifications	(1,699)	—	(1,699)
Net Other Comprehensive Loss Before Reclassifications	(1,699)	—	(1,699)
Reclassifications:
Prior Service Credits (A)	—	2	2
Unrecognized Net Loss (A)	—	(92)	(92)
Total Reclassifications Before Tax	—	(90)	(90)
Income Tax	—	20	20
Net Reclassifications	—	(70)	(70)
Other Comprehensive Loss	(1,699)	(70)	(1,769)
Other Comprehensive Loss Attributable to Non- Controlling Interest	(321)	—	(321)
Balance, September 27, 2020	$18,758	$1,907	$20,665

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2021 Form 10-K, which was filed with the Securities and Exchange Commission on September 2, 2021. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

Refer to discussion of Risks and Uncertainties included in the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this Form 10-Q.

During the fourth quarter of our fiscal year ended June 2020, we responded to the COVID-19 pandemic and the temporary OEM customer plant shutdowns by implementing a permanent reduction in our salaried workforce, instituting temporary layoffs, reducing working hours, allowing (and in some cases encouraging) remote working from home, temporarily suspending our quarterly cash dividend, delaying capital expenditures and eliminating nonessential operating costs, all to preserve cash flow. In addition, during the fourth quarter of fiscal year 2020, we produced additional finished goods inventory in anticipation of our OEM customers pipeline fill to their dealers once vehicle production began starting up in June 2020.

During the nine month period ended March 28, 2021, the Company experienced a strong sales recovery as our customers ramped up vehicle production as they restarted their assembly plant operations in order to replenish low inventory levels at the dealers. During the fourth quarter of fiscal year 2021, we were impacted by supply chain shortages of critical electronic component parts, primarily semiconductor chips, and certain raw materials which impacted the production schedules for our customers and, therefore, our production levels. These shortages continued into our fiscal 2022 first quarter and continue to impact customer production schedules and our ability to meet customer sales demand depending upon fluctuations in our customers’ production order levels.

Additionally, during the first quarter of fiscal year 2022, certain of our customers temporarily closed several of their assembly plants in North America due to these continuing global supply chain shortages of critical electronic component parts, including the semiconductor chips, which could continue to disrupt production levels, supply chain costs and volumes for several more quarters.

The sales outlook over the next few quarters may be strong as we expect our customers to seek to restock dealer inventories based on their consumers’ demand, which are in short supply. However, this strong sales demand going forward is contingent on the impact of the supply chain part shortages referenced above and on the ongoing severity of the COVID-19 pandemic, including any potential worsening thereof, on the North American and overall global economy and its impact on the supply chain shortages of critical electronic component parts seen across the world.

Analysis of Results of Operations

Three months ended September 26, 2021 compared to the three months ended September 27, 2020

	Three Months Ended
	September 26, 2021	September 27, 2020
Net Sales (in millions)	$100.3	$126.2

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	September 26, 2021	September 27, 2020
General Motors Company	$25.7	$37.8
Ford Motor Company	17.7	15.8
Commercial and Other OEM Customers	17.4	21.4
Stellantis (Formerly Fiat Chrysler Automobiles)	16.5	25.1
Tier 1 Customers	12.0	17.5
Hyundai / Kia	11.0	8.6
	$100.3	$126.2

Current year quarter sales were adversely impacted by the global semiconductor chip shortage that temporarily closed several of our customers’ assembly plants in North America and caused production schedule reductions and which reduced our net sales to all customer groups in the current year quarter as compared to the prior year quarter. The following items further impacted sales to the noted customer groups between quarters:

-

Sales to Ford Motor Company were positively impacted in the current quarter due to higher product content, and in particular for the new power tailgate program on the F-150 pickup trucks. The favorable impact of this higher product content more than offset the volume reduction resulting from the global semiconductor chip shortage.

-

Hyundai / Kia sales were positively impacted in the current quarter due to higher levels of production on their recently launched Kia Carnival, formerly the Kia Sedona, and Hyundai Starex minivans for which we supply primarily power sliding door components. These higher production levels more than offset the volume reduction resulting from the global semiconductor chip shortage.

-

Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys.

	Three Months Ended
	September 26, 2021		September 27, 2020
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$56.2	64.0%	$70.5	68.0%
Labor and Overhead Costs	31.6	36.0%	33.2	32.0%
Total Cost of Goods Sold	$87.8		$103.7

The direct material cost decrease was due to reduced sales volumes between quarters, as discussed above, which more than offset an increase in direct material costs in the current year quarter as compared to the prior year quarter resulting from higher costs for both raw materials and purchased components. Overall, our direct material cost decrease between quarters was in line with our reduced sales dollars between quarters, as discussed above. Our labor and overhead cost decrease between quarters, as discussed below, did not match the pace of our reduced sales dollars between quarters. This resulted in a reduction in our direct material costs as a percentage of cost of goods sold between quarters and an increase in our labor and overhead costs as a percentage of cost of goods sold between quarters.

Labor and overhead costs decreased between quarters. The variable portion of our labor and overhead cost decreased as a result of the reduction in sales volumes between quarters, which was driven by the global semiconductor chip shortage as previously discussed. Labor and overhead costs were further impacted by the following:

Cost Increases:

-

The U.S. dollar value of our Mexican operations was negatively impacted by approximately $1.7 million in the current year quarter as compared to the prior year quarter due to an unfavorable Mexican peso to U.S. dollar exchange rate between these periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 20.00 pesos to the dollar in the current quarter from approximately 22.21 pesos to the dollar in the prior year quarter.

-	Mexico wages and benefits increased $900,000 as a result of a January 1, 2021 minimum wage increase.
-

Current year quarter costs included lump sum bonuses totaling $100,000 paid to our Milwaukee represented hourly workers upon the ratification of a new four-year labor contract, which contract is effective through November 1, 2025.

Cost Decreases:

-	Expense provisions under our incentive bonus plan impacting cost of goods sold decreased $970,000 between periods.

	Three Months Ended
	September 26, 2021	September 27, 2020
Gross Profit (in millions)	$12.5	$22.5
Gross Profit as a percentage of net sales	12.5%	17.8%

Gross profit dollars decreased in the current year quarter as compared to the prior year quarter as a result of the reduction in sales between periods, which was partially offset by a decrease in cost of goods sold between periods, as discussed above. Gross profit as a percentage of net sales decreased between periods. The decrease was the result of the reduced sales, an unfavorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico, and increases in Mexico wages resulting from a January 1, 2021 minimum wage increase, all of which were partially offset by a decrease in expense provisions for the accrual of bonuses under our incentive bonus plan, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	September 26, 2021	September 27, 2020
Expenses (in millions)	$12.1	$11.3
Expenses as a percentage of net sales	12.1%	9.0%

Engineering, selling and administrative expenses in the current year quarter increased in comparison to the prior year quarter due to higher costs for our salaried workforce as the prior year quarter included temporary wage reductions that we implemented to address the impact of the COVID-19 pandemic on our operations. These increased costs were partially offset by a decrease of approximately $700,000 in expense provisions for the accrual of bonuses under our incentive bonus plan between quarters.

Income from operations was $428,000 in the current year quarter compared to $11.2 million in the prior year quarter due to a decrease in gross profit margin dollars and an increase in engineering, selling and administrative expenses between quarters, all as discussed above.

The equity loss of joint ventures was $251,000 in the current year quarter compared to equity earnings of joint ventures of $825,000 in the prior year quarter. Lower profitability from our VAST LLC joint venture resulted from reduced net sales and reduced profitability in our VAST China operation between quarters. The reduced profitability in our VAST China operation stemmed from the current global semiconductor chip shortage described above. VAST LLC, including VAST China, is a crucial part of our global strategy and we anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions as well as the impact of COVID-19 and the global semiconductor chip shortage described above.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	September 26, 2021	September 27, 2020
Foreign Currency Transaction Gain (Loss)	$139	$(399)
Unrealized (Loss) Gain on Peso Forward Contracts	(98)	335
Realized Gain (Loss) on Peso Forward Contracts	139	(59)
Pension and Postretirement Plans Cost	(120)	(105)
Rabbi Trust Gain (Loss)	22	(57)
Other	48	25
	$130	$(260)

Set forth below is a discussion of the items comprising certain of the components of our Other Income (Expense), net account:

-	Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-	The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-

We entered into the Mexican peso currency forward contracts during fiscal 2022 and 2021 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of September 26,

2021 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-	Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 14.3% and 13.5% for the three months ended September 26, 2021 and September 27, 2020, respectively. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during our fiscal 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our 2020 fiscal year. As a result, we recorded an income tax benefit of $675,000 during the three month period ended September 27, 2020. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (in millions)

	September 26, 2021	June 27, 2021

Current Assets	$175.6	$174.9
Current Liabilities	70.4	77.6
Working Capital	$105.2	$97.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 26, 2021 was as follows (in millions):

General Motors Company	$18.5
Stellantis (Formerly Fiat Chrysler Automobiles)	$10.8
Ford Motor Company	$11.7

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of September 26, 2021, $1.9 million of our $7.0 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Three Months Ended
	September 26, 2021	September 27, 2020
Cash Flows from (in millions):
Operating Activities	$(9.6)	$7.3
Investing Activities	$(2.8)	$(1.5)
Financing Activities	$5.0	$(5.5)

The decrease in cash provided by operating activities between periods is due to a reduction in net income between periods along with a net increase in our working capital requirements between periods of approximately $8.2 million. The net increase in our working capital requirements between periods was made up of the following working capital changes (in millions):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	September 26, 2021	September 27, 2020	Change
Accounts Receivable	$(3.3)	$37.8	$(41.1)
Inventory	$6.8	$(2.7)	$9.5
Other Assets	$4.7	$0.3	$4.4
Accounts Payable and Accrued Liabilities	$7.4	$(27.9)	$35.3

Set forth below is a summary of the items impacting the change in our working capital requirements between quarters:

-

The change in the accounts receivable balances is the result of the amount and timing of sales during each year. The decrease in accounts receivable balances during the current year quarter is the result of reduced sales in the quarter stemming from the global semiconductor chip shortage. The increase in accounts receivable balances during the prior year quarter reflected reduced sales levels from the end of March 2020 through June 2020, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants due to the COVID-19 outbreak.

-

The change in inventory levels reflected an increase in inventory balances during the current year quarter and a decrease in inventory balances during the prior year quarter. The current year period increase was due to an inventory build-up during our fiscal 2022 first quarter while our OEM customers experienced assembly plant shut-downs and reduced production schedules due to certain part shortages, including semiconductor chips. The prior year quarter decrease was due to an inventory build-up from the end of March 2020 through June 2020 as a result of our OEM customers reducing production schedules and closing their assembly plants due to COVID-19 during this time. Inventory balances then decreased during the fiscal 2021 first quarter as inventory was shipped to meet increased OEM production schedules as customer plants reopened.

-

The change in other assets was the result of an increase in our customer tooling balances in the current quarter. Customer tooling balances during each quarter consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. The current year quarter change in customer tooling balances was the result of the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement.

-

The change in accounts payable and accrued liability balances was primarily the result of the payment of fiscal 2021 accrued bonuses during the current year quarter and an increase in accounts payable balances during the prior year quarter. Bonus accruals at June 2021, which were paid during the current year quarter, totaled $6.6 million. The prior year quarter accounts payable balance increase resulted from accounts payable balances being significantly reduced as of June 2020 due to the impact of COVID-19 and lower production levels stemming from that impact. Accounts payable balances increased during our fiscal 2021 first quarter as our business ramped-up to support increased OEM production schedules as customer plants reopened. Accounts payable balances for each quarter reflected the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used by investing activities of $2.8 million during the current year quarter and $1.5 million during the prior year quarter were the result of capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Net cash provided by financing activities during the current year quarter of $5.0 million included increased borrowings under our credit facilities of $7.0 million and $619,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $2.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities of $5.5 million during the prior year quarter included repayments of borrowings under credit facilities of $5.0 million and $490,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $19,000 received for purchases under our employee stock purchase plan.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the remainder of the 2022 fiscal year to cover the future operating and capital requirements of its business. No capital contributions were made to VAST LLC during the three months ended September 26, 2021 or September 27, 2020. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda may require an additional capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during our fiscal year 2022. STRATTEC’s portion of these capital contributions is anticipated to be $100,000. During the three months ended September 26, 2021 and September 27, 2020, VAST LLC made no capital contributions to Minda-VAST Access Systems. Due to Minda-VAST Access System recently experiencing losses and due to the continuing impacts of the COVID-19 pandemic and the continuing supply chain shortages of critical electronic component parts, future capital contributions may be required by the partners in this joint venture.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $13 million in total in fiscal 2022, of which $2.8 million has been made through September 26, 2021, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at September 26, 2021. A total of 3,655,322 shares have been repurchased over the life of the program through September 26, 2021, at a cost of approximately $136.4 million. No shares were repurchased during the three month periods ended September 26, 2021 or September 27, 2020. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2022.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021 interest on borrowings under both credit facilities were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of September 26, 2021, we were in compliance with all financial covenants required by these credit facilities. Outstanding borrowings under the STRATTEC Credit Facility totaled $1 million at September 26, 2021. There were no outstanding borrowings under the STRATTEC Credit Facility at June 27, 2021. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $330,000 and 2.9 percent, respectively, during the three months ended September 26, 2021. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $16 million at September 26, 2021 and $12 million at June 27, 2021. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $13.3 million and 1.4 percent, respectively, during the three months ended September 26, 2021.

Inflation and Other Changes in Prices

Over the past several years, we have been impacted by rising health care costs, which have increased our cost of associate medical coverage. A portion of these increases have been offset by plan design changes and associate wellness initiatives. We have also been impacted by increases in the market price of zinc, steel, brass, nickel silver, and aluminum as well as inflation and wage increases in Mexico, which impacts the U. S. dollar costs of our Mexican operations. We have negotiated raw material price adjustment clauses with certain, but not all, of our customers to offset some of the market price fluctuations in the cost of zinc. We own and operate manufacturing operations in Mexico.  As a result, a portion of our manufacturing costs are incurred in Mexican pesos. We have from time to time entered into contracts with Bank of Montreal that provide for bi-weekly and monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Refer to discussion under Notes to Condensed Consolidated Financial Statements: Derivative Instruments included elsewhere herein.

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 2, 2021.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through September 26, 2021, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended September 26, 2021.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-K filed on September 7, 2017.)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-Q report filed on November 7, 2019.)

3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 8-K report filed on October 21, 2021.)

3.4	Amended By-laws of the Company (Incorporated by reference from Exhibit 99.3 to the Form 8-K filed on October 7, 2005.)

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive (Loss) Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 4, 2021	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)