Form 10-Q
period 2021-12-26
STRATTEC SECURITY CORP
filed 2022-02-04
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2021

or

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

Common stock, par value $0.01 per share: 3,953,798 shares outstanding as of December 27, 2021 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 26, 2021

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, changes in the costs of operations, changes in the volume and scope of product returns and warranty claims, adverse business and operational issues resulting from semiconductor chip supply shortages and the Coronavirus (COVID-19) pandemic, including matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof, and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 2, 2021 with the Securities and Exchange Commission for the year ended June 27, 2021.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net sales	$112,908	$127,360	$213,249	$253,594
Cost of goods sold	97,975	105,119	185,767	208,842
Gross profit	14,933	22,241	27,482	44,752
Engineering, selling and administrative expenses	11,301	10,302	23,422	21,616
Income from operations	3,632	11,939	4,060	23,136
Equity earnings of joint ventures	615	1,075	364	1,900
Interest expense	(57)	(84)	(105)	(196)
Other (expense) income, net	(95)	(1,366)	35	(1,626)
Income before provision for income taxes and non-controlling interest	4,095	11,564	4,354	23,214
Provision for income taxes	255	1,991	292	3,568
Net income	3,840	9,573	4,062	19,646
Net income attributable to non-controlling Interest	446	2,460	567	4,525
Net income attributable to STRATTEC SECURITY CORPORATION	$3,394	$7,113	$3,495	$15,121

Comprehensive income:
Net income	$3,840	$9,573	$4,062	$19,646
Pension and postretirement plans, net of tax	78	69	159	139
Currency translation adjustments	(544)	4,417	(1,256)	6,116
Other comprehensive (loss) income, net of tax	(466)	4,486	(1,097)	6,255
Comprehensive income	3,374	14,059	2,965	25,901
Comprehensive income attributable to non-controlling interest	93	3,773	64	6,159
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,281	$10,286	$2,901	$19,742

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.88	$1.88	$0.91	$4.01
Diluted	$0.87	$1.85	$0.90	$3.96

Average shares outstanding:
Basic	3,866	3,786	3,848	3,775
Diluted	3,908	3,842	3,901	3,815

Cash dividends declared per share	$—	$—	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	December 26, 2021	June 27, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$14,071	$14,465
Receivables, net	72,472	69,902
Inventories:
Finished products	18,883	20,633
Work in process	15,269	14,707
Purchased materials	44,926	40,900
Excess and obsolete reserve	(5,835)	(5,380)
Inventories, net	73,243	70,860
Other current assets	18,129	19,677
Total current assets	177,915	174,904
Investment in joint ventures	27,394	27,224
Deferred Income Taxes	4,852	5,052
Other long-term assets	6,867	6,982
Property, plant and equipment	269,561	270,429
Less: accumulated depreciation	(178,276)	(174,028)
Net property, plant and equipment	91,285	96,401
	$308,313	$310,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,635	$36,727
Accrued Liabilities:
Payroll and benefits	15,763	22,483
Environmental	1,390	1,390
Warranty	8,220	8,425
Other	9,829	8,547
Total current liabilities	66,837	77,572
Borrowings under credit facilities	17,000	12,000
Accrued pension obligations	2,384	2,334
Accrued postretirement obligations	561	599
Other long-term liabilities	4,460	4,625
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,472,327 issued shares at December 26, 2021 and 7,411,717 issued shares at June 27, 2021	75	74
Capital in excess of par value	100,768	99,512
Retained earnings	237,967	234,472
Accumulated other comprehensive loss	(17,391)	(16,797)
Less: treasury stock, at cost (3,605,654 shares at December 26, 2021 and 3,606,652 shares at June 27, 2021)	(135,599)	(135,615)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	185,820	181,646
Non-controlling interest	31,251	31,787
Total shareholders’ equity	217,071	213,433
	$308,313	$310,563

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 26, 2021	December 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,062	$19,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,968	9,797
Foreign currency transaction (gain) loss	(243)	2,312
Loss on disposal of property, plant and equipment	93	1,426
Unrealized loss (gain) on peso forward contracts	224	(480)
Stock based compensation expense	634	582
Equity earnings of joint ventures	(364)	(1,900)
Change in operating assets and liabilities:
Receivables	(2,644)	(43,640)
Inventories	(2,383)	(1,933)
Other assets	1,365	3,737
Accounts payable and accrued liabilities	(10,934)	27,274
Other, net	240	235
Net cash provided by operating activities	18	17,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in VAST LLC	—	(100)
Purchase of property, plant and equipment	(5,362)	(4,593)
Proceeds received on sale of property, plant and equipment	—	3
Net cash used in investing activities	(5,362)	(4,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	8,000	—
Repayment of borrowings under credit facilities	(3,000)	(13,000)
Dividends paid to non-controlling interests of subsidiaries	(600)	(490)
Exercise of stock options and employee stock purchases	639	40
Net cash provided by (used in) financing activities	5,039	(13,450)
Foreign currency impact on cash	(89)	(258)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(394)	(1,342)

CASH AND CASH EQUIVALENTS
Beginning of period	14,465	11,774
End of period	$14,071	$10,432
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (recovered) during the period for:
Income taxes	$(2,031)	$2,406
Interest	100	$208
Non-cash investing activities:
Change in capital expenditures in accounts payable	$624	$(340)

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of December 26, 2021 and June 27, 2021, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

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

STRATTEC’s operating performance is subject to global economic conditions and levels of consumer spending specifically within the automotive industry. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal year ended June 27, 2021. Nonetheless, during the fourth quarter of our fiscal 2021, our net sales were negatively impacted by a global semiconductor chip shortage (especially as it relates to the automotive industry), which shortage continued into our current fiscal 2022 first and second quarters resulting in a decrease in our net sales for both the current year quarter and year to date period as compared to the same periods in our prior fiscal year.

The extent of the impact of the COVID-19 outbreak on our future operating results will depend on the duration, intensity and continued spread of the outbreak, regulatory and private sector responses, which may be precautionary and may include potential restrictive operating measures imposed by governmental authorities, and the impact to our customers, workforce and suppliers, in particular related to the sourcing of semiconductor chips, transponders and other critical supply chain components needed by us and our customers to meet expected production schedules, all of which are uncertain and cannot be predicted as to timing and cost impacts. These changing conditions may also affect the estimates and assumptions made by our management. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

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

Subsequent Event

On January 28, 2022, our VAST LLC joint venture company experienced a fire impacting a paint line at their Taicang, China facility. VAST China is currently working to resource production to its Jingzhou, China facility and to its partners’ facilities. Inability of VAST China to resource production may have a negative impact on their future financial results and on STRATTEC’s future equity earnings of joint ventures. Additionally, insurance coverage and equipment impairment are currently in the process of being evaluated.

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

The following table quantifies the outstanding Mexican peso forward contracts as of December 26, 2021 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 18, 2022 - June 14, 2022	$10,500	20.80	$(71)
Buy MXP/Sell USD	July 19, 2022 - December 13, 2022	$3,000	22.62	$90

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	December 26, 2021	June 27, 2021
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$90	$243
Other Current Liabilities:
Mexican Peso Forward Contracts	$(71)	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other (Expense) Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Not Designated as Hedging Instruments:
Realized Gain	$45	$135	$184	$76
Realized (Loss)	$(49)	$—	$(49)	$—
Unrealized (Loss) Gain	$(126)	$145	$(224)	$480

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of December 26, 2021 and June 27, 2021. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2021 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$177	$—	$—
Mid Cap	363	—	—
Large Cap	761	—	—
International	893	—	—
Fixed Income Funds	1,094	—	—
Cash and Cash Equivalents	—	365	—
Mexican Peso Forward Contracts	—	90	—
Total Assets at Fair Value	$3,288	$455	$—

Liabilities:
Mexican Peso Forward Contracts	—	(71)	—
Total Liabilities at Fair Value	$—	$(71)	$—

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $228,000 and $415,000 during the three and six month periods ended December 26, 2021, respectively, and $237,000 and $320,000 during the three and six month periods ended December 27, 2020.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC foreign subsidiaries and joint venture resulted in equity earnings of joint ventures to STRATTEC of $364,000 during the six month period ended December 26, 2021 and $1.9 million during the six month period ended December 27, 2020. During the six months ended December 26, 2021, no capital contributions were made to VAST LLC by any of the members. During the six months ended December 27, 2020, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $100,000.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and decreased net income to STRATTEC of approximately $51.9 million and $326,000, respectively, during the six month period ended December 26, 2021 and increased net sales and increased net income to STRATTEC of approximately $68.9 million and $2.7 million, respectively, during the six month period ended December 27, 2020. ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $2.0 million and $3.6 million in the three and six month periods ended December 26, 2021 and $2.4 million and $4.8 million in the three and six month periods ended December 27, 2020. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $1.9 million and $3.1 million in the three and six month periods ended December 26, 2021 and $3.3 million and $6.4 million in the three and six month periods ended December 27, 2020.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net sales and increased net income to STRATTEC of approximately $44.7 million and $2.2 million, respectively, during the six month period ended December 26, 2021 and $45.8 million and $3.2 million, respectively, during the six month period ended December 27, 2020.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net Sales	$55,556	$58,352	$98,173	$108,763
Cost of Goods Sold	45,712	46,599	80,604	87,190
Gross Profit	9,844	11,753	17,569	21,573
Engineering, Selling and Administrative Expenses	7,949	8,649	16,500	15,252
Income From Operations	1,895	3,104	1,069	6,321
Other Income, net	304	1,185	393	1,036
Income before Provision for Income Taxes	2,199	4,289	1,462	7,357
Provision for Income Taxes	354	1,071	375	1,663
Net Income	$1,845	$3,218	$1,087	$5,694
STRATTEC's Share of VAST LLC Net Income	615	1,073	362	1,898
Intercompany Profit Elimination	—	2	2	2
STRATTEC’s Equity Earnings of VAST LLC	$615	$1,075	$364	$1,900

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Sales to VAST LLC	$702	$998	$1,217	$2,214
Purchases from VAST LLC	$19	$14	$151	$201
Expenses Charged to VAST LLC	$204	$589	$378	$1,096
Expenses Charged from VAST LLC	$189	$359	$442	$651

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheets are presented below (in thousands):

December 26, 2021
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$3,213
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$389
Other Long-Term Liabilities	2,824
$3,213

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under this non-cancelable lease are as follows as of December 26, 2021 (in thousands):

2022 (for the remaining six months)	$244
2023	497
2024	509
2025	522
2026	535
Thereafter	1,299
Total Future Minimum Lease Payments	3,606
Less: Imputed Interest	(393)
Total Lease Obligations	$3,213

Cash flow information related to the operating lease is shown below (in thousands):

	Six Months Ended
	December 26, 2021	December 27, 2020
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$241	$235

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

December 26, 2021
Weighted Average Remaining Lease Term (in years)	6.8
Weighted Average Discount Rate	3.3%

Operating lease expense for the three and six month periods ended December 26, 2021 totaled $122,000 and $241,000, respectively. Operating lease expense for the three and six month periods ended December 27, 2020 totaled $119,000 and $235,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021, interest on borrowings under both credit facilities were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 26, 2021, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	December 26, 2021	June 27, 2021
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	17,000	12,000
	$17,000	$12,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
STRATTEC Credit Facility	$170	$13,747	3.3%	1.2%
ADAC-STRATTEC Credit Facility	$14,846	$16,258	1.4%	1.4%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at December 26, 2021 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three and six month periods ended December 26, 2021 and December 27, 2020 were as follows (in thousands):

	Three Months Ended December 26, 2021
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, September 26, 2021	$213,439	$75	$100,519	$234,573	$(17,278)	$(135,608)	$31,158
Net Income	3,840	—	—	3,394	—	—	446
Translation Adjustments	(544)	—	—	—	(191)	—	(353)
Stock Based Compensation	238	—	238	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	78	—	—	—	78	—	—
Employee Stock Purchases	20	—	11	—	—	9	—
Balance, December 26, 2021	$217,071	$75	$100,768	$237,967	$(17,391)	$(135,599)	$31,251

	Three Months Ended December 27, 2020
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, September 27, 2020	$187,020	$74	$98,188	$219,948	$(20,665)	$(135,640)	$25,115
Net Income	9,573	—	—	7,113	—	—	2,460
Translation Adjustments	4,417	—	—	—	3,104	—	1,313
Stock Based Compensation	374	—	374	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	69	—	—	—	69	—	—
Employee Stock Purchases	20	—	9	—	—	11	—
Balance, December 27, 2020	$201,473	$74	$98,571	$227,061	$(17,492)	$(135,629)	$28,888

	Six Months Ended December 26, 2021
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 27, 2021	$213,433	$74	$99,512	$234,472	$(16,797)	$(135,615)	$31,787
Net Income	4,062	—	—	3,495	—	—	567
Dividend Declared – Non- controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	(1,256)	—	—	—	(753)	—	(503)
Stock Based Compensation	634	—	634	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	159	—	—	—	159	—	—
Stock Option Exercises	600	1	599	—	—	—	—
Employee Stock Purchases	39	—	23	—	—	16	—
Balance, December 26, 2021	$217,071	$75	$100,768	$237,967	$(17,391)	$(135,599)	$31,251

	Six Months Ended December 27, 2020
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 28, 2020	$175,441	$74	$97,977	$211,940	$(22,113)	$(135,656)	$23,219
Net Income	19,646	—	—	15,121	—	—	4,525
Dividend Declared – Non- controlling Interests of Subsidiaries	(490)	—	—	—	—	—	(490)
Translation Adjustments	6,116	—	—	—	4,482	—	1,634
Stock Based Compensation	582	—	582	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	139	—	—	—	139	—	—
Employee Stock Purchases	39	—	12	—	—	27	—
Balance, December 27, 2020	$201,473	$74	$98,571	$227,061	$(17,492)	$(135,629)	$28,888

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

Contract Balances:

We have no material contract assets or contract liabilities as of December 26, 2021 or June 27, 2021.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Door Handles & Exterior Trim	$28,358	$34,813	$51,898	$68,904
Keys & Locksets	26,654	30,136	49,495	62,872
Power Access	23,529	25,210	44,669	45,830
Latches	11,915	14,343	22,022	28,178
Aftermarket & OE Service	11,414	9,971	23,310	23,108
Driver Controls	8,775	10,535	16,792	20,322
Other	2,263	2,352	5,063	4,380
	$112,908	$127,360	$213,249	$253,594

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
General Motors Company	$31,129	$39,023	$56,813	$76,779
Stellantis (Formerly Fiat Chrysler Automobiles)	23,050	23,152	39,610	48,234
Ford Motor Company	21,070	16,788	38,765	32,634
Commercial and Other OEM Customers	16,190	19,596	33,602	41,031
Tier 1 Customers	15,607	18,660	27,582	36,155
Hyundai / Kia	5,862	10,141	16,877	18,761
	$112,908	$127,360	$213,249	$253,594

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized gains or losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our Supplemental Executive Retirement Plan (“SERP”) and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of December 26, 2021 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Foreign Currency Transaction Gain (loss)	$104	$(1,913)	$243	$(2,312)
Unrealized (Loss) Gain on Peso Forward Contracts	(126)	145	(224)	480
Realized (Loss) Gain on Peso Forward Contracts, net	(4)	135	135	76
Pension and Postretirement Plans Cost	(120)	(103)	(240)	(208)
Rabbi Trust Gain	48	375	70	318
Other	3	(5)	51	20
	$(95)	$(1,366)	$35	$(1,626)

Income Taxes

Our effective tax rate was 6.2% and 17.2% for the three months ended December 26, 2021 and December 27, 2020, respectively. Our effective tax rate was 6.7% and 15.4% for the six month periods ended December 26, 2021 and December 27, 2020, respectively. The reduction in our effective tax rate in the current three and six months periods as compared to the respective prior year periods is due to an increase in our foreign tax credits between periods. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during our fiscal 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our 2020 fiscal year. As a result, we recorded an income tax benefit of $675,000 during the six month period ended December 27, 2020. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 26, 2021			December 27, 2020
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$3,394	3,866	$0.88	$7,113	3,786	$1.88
Stock Option and Restricted Stock Awards	—	42		—	56
Diluted Earnings Per Share	$3,394	3,908	$0.87	$7,113	3,842	$1.85

	Six Months Ended
	December 26, 2021			December 27, 2020
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$3,495	3,848	$0.91	$15,121	3,775	$4.01
Stock Option and Restricted Stock Awards	—	53		—	40
Diluted Earnings Per Share	$3,495	3,901	$0.90	$15,121	3,815	$3.96

The calculation of earnings per share excluded 9,010 and 41,200 share-based payment awards as of December 26, 2021 and December 27, 2020, respectively, because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of December 26, 2021, the Board of Directors had designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 26, 2021 were 175,934. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended December 26, 2021 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 27, 2021	72,624	$37.65
Exercised	22,610	$26.53
Outstanding, December 26, 2021	50,014	$42.68	1.6	$153
Exercisable, December 26, 2021	50,014	$42.68	1.6	$153

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and six month periods presented below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Intrinsic Value of Options Exercised	$—	$—	$331	$—
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the six month periods ended December 26, 2021 or December 27, 2020.

A summary of restricted stock activity under our stock incentive plan for the six months ended December 26, 2021 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 27, 2021	81,975	$23.31
Granted	43,875	$42.50
Vested	(38,000)	$25.56
Forfeited	(725)	$32.12
Nonvested Balance, December 26, 2021	87,125	$31.92

As of December 26, 2021, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of December 26, 2021, there was approximately $1.9 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $3.7 million at December 26, 2021 and $3.6 million at June 27, 2021 and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Service Cost	$15	$15	$3	$4
Interest Cost	12	11	3	4
Amortization of Prior Service Credit	—	—	—	(2)
Amortization of Unrecognized Net Loss	21	2	81	89
Net Periodic Benefit Cost	$48	$28	$87	$95

	SERP Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Service Cost	$31	$31	$6	$7
Interest Cost	25	21	6	8
Amortization of Prior Service Credit	—	—	—	(4)
Amortization of Unrecognized Net Loss	43	5	165	178
Net Periodic Benefit Cost	$99	$57	$177	$189

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended December 26, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, September 26, 2021	$15,247	$2,031	$17,278
Other Comprehensive Income Before Reclassifications	544	—	544
Net Other Comprehensive Income Before Reclassifications	544	—	544
Reclassifications:
Unrecognized Net Loss (A)	—	(102)	(102)
Total Reclassifications Before Tax	—	(102)	(102)
Income Tax	—	24	24
Net Reclassifications	—	(78)	(78)
Other Comprehensive Loss	544	(78)	466
Other Comprehensive Loss Attributable to Non- Controlling Interest	353	—	353
Balance, December 26, 2021	$15,438	$1,953	$17,391

	Three Months Ended December 27, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, September 27, 2020	$18,758	$1,907	$20,665
Other Comprehensive Loss Before Reclassifications	(4,417)	—	(4,417)
Net Other Comprehensive Loss Before Reclassifications	(4,417)	—	(4,417)
Reclassifications:
Prior Service Credits (A)	—	2	2
Unrecognized Net Loss (A)	—	(91)	(91)
Total Reclassifications Before Tax	—	(89)	(89)
Income Tax	—	20	20
Net Reclassifications	—	(69)	(69)
Other Comprehensive Income	(4,417)	(69)	(4,486)
Other Comprehensive Income Attributable to Non- Controlling Interest	(1,313)	—	(1,313)
Balance, December 27, 2020	$15,654	$1,838	$17,492

	Six Months Ended December 26, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 27, 2021	$14,685	$2,112	$16,797
Other Comprehensive Income Before Reclassifications	1,256	—	1,256
Net Other Comprehensive Income Before Reclassifications	1,256	—	1,256
Reclassifications:
Unrecognized Net Loss (A)	—	(208)	(208)
Total Reclassifications Before Tax	—	(208)	(208)
Income Tax	—	49	49
Net Reclassifications	—	(159)	(159)
Other Comprehensive Loss	1,256	(159)	1,097
Other Comprehensive Loss Attributable to Non- Controlling Interest	503	—	503
Balance, December 26, 2021	$15,438	$1,953	$17,391

	Six Months Ended December 27, 2020
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2020	$20,136	$1,977	$22,113
Other Comprehensive Loss Before Reclassifications	(6,116)	—	(6,116)
Net Other Comprehensive Loss Before Reclassifications	(6,116)	—	(6,116)
Reclassifications:
Prior Service Credits (A)	—	4	4
Unrecognized Net Loss (A)	—	(183)	(183)
Total Reclassifications Before Tax	—	(179)	(179)
Income Tax	—	40	40
Net Reclassifications	—	(139)	(139)
Other Comprehensive Income	(6,116)	(139)	(6,255)
Other Comprehensive Income Attributable to Non- Controlling Interest	(1,634)	—	(1,634)
Balance, December 27, 2020	$15,654	$1,838	$17,492

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

During the nine month period ended March 28, 2021, the Company experienced a strong sales recovery as our customers ramped up vehicle production as they restarted their assembly plant operations in order to replenish low inventory levels at the dealers. During the fourth quarter of fiscal year 2021, we were impacted by supply chain shortages of critical electronic component parts, primarily semiconductor chips, and certain raw materials which impacted the production schedules for our customers and, therefore, our production levels. These shortages continued into our fiscal 2022 first and second quarters and as of the date of filing of this report continue to impact customer production schedules and our ability to meet customer sales demand depending upon fluctuations in our customers’ production order levels.

Additionally, during the first and second quarters of fiscal year 2022, certain of our customers temporarily closed several of their assembly plants or reduced their production schedules in North America due to these continuing global supply chain shortages of critical electronic component parts, including semiconductor chips, which could continue to disrupt production levels, supply chain costs and volumes for several more quarters.

The sales outlook over the next few quarters may be strong as we expect our customers to seek to restock dealer inventories based on their consumers’ demand, which are in short supply. However, this expected strong sales demand going forward is contingent on the impact of the supply chain part shortages referenced above and on the ongoing severity of the COVID-19 pandemic, including any potential worsening thereof, on the North American and overall global economy and its continuing impact on the supply chain shortages of critical electronic component parts seen across the world.

Analysis of Results of Operations

Three months ended December 26, 2021 compared to the three months ended December 27, 2020

	Three Months Ended
	December 26, 2021	December 27, 2020
Net Sales (in millions)	$112.9	$127.4

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 26, 2021	December 27, 2020
General Motors Company	$31.1	$39.0
Stellantis (Formerly Fiat Chrysler Automobiles)	23.1	23.2
Ford Motor Company	21.1	16.8
Commercial and Other OEM Customers	16.1	19.6
Tier 1 Customers	15.6	18.7
Hyundai / Kia	5.9	10.1
	$112.9	$127.4

Current year quarter sales were adversely impacted by the global semiconductor chip shortage that temporarily closed several of our customers’ assembly plants, caused production schedule reductions for all of our customers and generally reduced our net sales to all customer groups (other than Ford Motor Company as noted below) in the current year quarter as compared to the prior year quarter. The following items further impacted sales to the noted customer groups between quarters:

-

Sales to Ford Motor Company were positively impacted in the current year quarter due to higher product content, and in particular for the new power tailgate program on the F-150 pickup trucks. The favorable impact of this higher product content more than offset the volume reduction in the current year quarter resulting from the global semiconductor chip shortage.

-

Hyundai / Kia sales were negatively impacted in the current year quarter due to lower levels of production on their recently launched Kia Carnival, formerly the Kia Sedona, and Hyundai Starex minivans for which we supply primarily power sliding door components.

-

Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys. Sales to these customers decreased in the current year quarter due to lower production volumes on products we supply.

	Three Months Ended
	December 26, 2021		December 27, 2020
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$64.3	65.6%	$71.3	67.8%
Labor and Overhead Costs	33.7	34.4%	33.8	32.2%
Total Cost of Goods Sold	$98.0		$105.1

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

Labor and overhead costs were consistent between quarters. Due to lower levels of production at our facilities in the current year quarter as compared to the prior year quarter, we experienced less favorable absorption of our fixed overhead costs in the current year quarter as compared to the prior year quarter. This impact was mostly offset by a reduction in the variable portion of our labor and overhead costs resulting from the production volume reduction between quarters and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs in the current year quarter as compared to the prior year quarter. Labor and overhead costs were further impacted by the following:

Cost Increase:

-	Mexico wages and benefits increased $1.3 million in the current year quarter as compared to the prior year quarter as a result of a January 1, 2021 minimum wage increase.

Cost Decreases:

-	Expense provisions under our incentive bonus plan impacting cost of goods sold decreased $970,000 between periods.
-	The prior year quarter included a loss on disposal of $1.2 million comparted to a current year quarter loss of $85,000.

	Three Months Ended
	December 26, 2021	December 27, 2020
Gross Profit (in millions)	$14.9	$22.2
Gross Profit as a percentage of net sales	13.2%	17.5%

Gross profit dollars decreased in the current year quarter as compared to the prior year quarter as a result of the reduction in sales between periods, which was partially offset by a decrease in cost of goods sold between periods, as discussed above. Gross profit as a percentage of net sales decreased between periods. The decrease was the result of the reduced sales, higher costs for direct materials and purchased parts, increases in Mexico wages resulting from a January 1, 2021 minimum wage increase, and less favorable absorption of our fixed overhead costs, which unfavorable impacts were partially offset by a reduction in the variable portion of our labor and overhead costs, a reduction in provisions for incentive bonuses, a prior year loss on disposal of fixed assets and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	December 26, 2021	December 27, 2020
Expenses (in millions)	$11.3	$10.3
Expenses as a percentage of net sales	10.0%	8.1%

Engineering, selling and administrative expenses in the current year quarter increased in comparison to the prior year quarter due to reduced costs during the prior year quarter. The prior year quarter included customer reimbursement of engineering development costs previously incurred in prior periods of $1.5 million, which reimbursement was agreed to with the customer during the prior year quarter. The prior year quarter also included temporary wage reductions for our salaried workforce, which we implemented to address the impacts of the COVID-19 pandemic on our operations. The impact of these prior year quarter cost reductions was partially offset by a reduction in the provision for bonus accruals between the current year quarter and the prior year quarter. The prior year quarter included approximately $780,000 in expense provisions for the accrual of bonuses under our incentive bonus plan. No provisions for the accrual of bonuses were made during the current year quarter.

Income from operations was $3.6 million in the current year quarter compared to $11.9 million in the prior year quarter due to a decrease in gross profit margin dollars and an increase in engineering, selling and administrative expenses between quarters, all as discussed above.

The equity earnings of joint ventures was $615,000 in the current year quarter compared to $1.1 million in the prior year quarter. Lower profitability from our VAST LLC joint venture resulted from reduced net sales and reduced profitability in our VAST China operation between quarters. The reduced profitability in our VAST China operation stemmed from the current global semiconductor chip shortage described above. VAST China’s profitability in the current year quarter was also partially offset with continued startup losses related to their new plant in Jingzhou, China. We continue to believe VAST China’s added production capacity from this new plant will eventually result in greater operating efficiencies and a broader geographic footprint in the China market going forward. VAST LLC, including VAST China, is a crucial part of our global strategy and we anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions as well as the impact of COVID-19 and the global semiconductor chip shortage described above.

Included in Other (Expense) Income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 26, 2021	December 27, 2020
Foreign Currency Transaction Gain (loss)	$104	$(1,913)
Unrealized (Loss) Gain on Peso Forward Contracts	(126)	145
Realized (Loss) Gain on Peso Forward Contracts, net	(4)	135
Pension and Postretirement Plans Cost	(120)	(103)
Rabbi Trust Gain	48	375
Other	3	(5)
	$(95)	$(1,366)

Set forth below is a discussion of the items comprising certain of the components of our Other (Expense) Income, net:

-	Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-	The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-

We entered into the Mexican peso currency forward contracts during fiscal 2022 and 2021 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of December 26, 2021 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

-	Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 6.2% and 17.2% for the three months ended December 26, 2021 and December 27, 2020, respectively. The reduction in our effective tax rate in the current year quarter as compared to the prior year quarter is due to an increase in our foreign tax credits between periods. Additionally, effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during our fiscal 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our 2020 fiscal year. As a result, our effective tax rate differs from the statutory tax rate due to the application of the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Six months ended December 26, 2021 compared to the six months ended December 27, 2020

	Six Months Ended
	December 26, 2021	December 27, 2020
Net Sales (in millions)	$213.2	$253.6

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 26, 2021	December 27, 2020
General Motors Company	$56.8	$76.8
Stellantis (Formerly Fiat Chrysler Automobiles)	39.6	48.2
Ford Motor Company	38.8	32.6
Commercial and Other OEM Customers	33.5	41.0
Tier 1 Customers	27.6	36.2
Hyundai / Kia	16.9	18.8
	$213.2	$253.6

Current year period sales were adversely impacted by the global semiconductor chip shortage that temporarily closed several of our customers’ assembly plants, caused production schedule reductions for all of our customers and reduced our net sales to all customer groups (other than Ford Motor Company as noted below) in the current year period as compared to the prior year period. The following items further impacted sales to the noted customer groups between periods:

-

Sales to Ford Motor Company were positively impacted in the current year to date period due to higher product content, and in particular for the new power tailgate program on the F-150 pickup trucks. The favorable impact of this higher product content more than offset the volume reduction in the current year period resulting from the global semiconductor chip shortage.

-

Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys. Sales to these customers decreased in the current year period due to lower production volumes on products we supply.

	Six Months Ended
	December 26, 2021		December 27, 2020
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$120.5	64.9%	$141.9	68.0%
Labor and Overhead Costs	65.3	35.1%	66.9	32.0%
Total Cost of Goods Sold	$185.8		$208.8

The direct material cost decrease was due to reduced sales volumes between periods, as discussed above, which more than offset an increase in direct material costs in the current year period as compared to the prior year period resulting from higher raw material and purchased component costs. Overall, our direct material cost decrease between periods was in line with our reduced sales dollars between periods, as discussed above. Our labor and overhead cost decrease between periods, as discussed below, did not match the pace of our reduced sales dollars between year to date periods. This resulted in a reduction in our direct material costs as a percentage of cost of goods sold between periods and an increase in our labor and overhead costs as a percentage of cost of goods sold between periods.

Labor and overhead costs decreased between periods. The variable portion of our labor and overhead costs decreased due to lower levels of production at our facilities in the current year period as compared to the prior year period and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs in the current year period as compared to the prior year period. This impact was partially offset by less favorable absorption of our fixed overhead costs in the current year period as compared to the prior year period resulting from the production volume reduction. Labor and overhead costs were further impacted by the following:

Cost Increases:

-	Mexico wages and benefits increased $2.2 million in the current year period as compared to the prior year period as a result of a January 1, 2021 minimum wage increase.
-

The U.S. dollar value of our Mexican operations was negatively impacted by approximately $1.7 million in the current year period as compared to the prior year period due to an unfavorable Mexican peso to U.S. dollar exchange rate between these periods. The average U.S. dollar / Mexican peso exchange rate increased to approximately 20.44 pesos to the dollar in the current year period from approximately 21.48 pesos to the dollar in the prior year period.

-

Current year period costs included lump sum bonuses totaling $100,000 paid to our Milwaukee represented hourly workers upon the ratification of a new four-year labor contract, which contract is effective through November 1, 2025.

Cost Decreases:

-	Expense provisions under our incentive bonus plan impacting cost of goods sold decreased $1.6 million between periods.
-	The prior year period included a loss on disposal of $1.4 million comparted to a current year quarter loss of $93,000.

	Six Months Ended
	December 26, 2021	December 27, 2020
Gross Profit (in millions)	$27.5	$44.8
Gross Profit as a percentage of net sales	12.9%	17.6%

Gross profit dollars decreased in the current year period as compared to the prior year period as a result of the reduction in sales between periods, which was partially offset by a decrease in cost of goods sold between periods, as discussed above. Gross profit as a percentage of net sales decreased between periods. The decrease was the result of reduced sales levels, higher costs for direct materials and purchased parts, an unfavorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico, increases in Mexico wages resulting from a January 1, 2021 minimum wage increase, and less favorable absorption of our fixed overhead costs, which unfavorable impacts were partially offset during the current year period by a reduction in the variable portion of our labor and overhead costs, a reduction in provisions for incentive bonuses, a prior year loss on disposal of fixed assets and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Six Months Ended
	December 26, 2021	December 27, 2020
Expenses (in millions)	$23.4	$21.6
Expenses as a percentage of net sales	11.0%	8.5%

Engineering, selling and administrative expenses in the current year period increased in comparison to the prior year period due to reduced costs during the prior year period. The prior year period included customer reimbursement of engineering development costs previously incurred in prior periods of $1.5 million, which reimbursement was agreed to with the customer during the prior year period. The prior year period also included temporary wage reductions for our salaried workforce, which we implemented to address the impacts of the COVID-19 pandemic on our operations. The impact of these prior year period cost reductions was partially offset by a reduction in the provision for bonus accruals between the current year period and the prior year period. The prior year period included approximately $1.3 million in expense provisions for the accrual of bonuses under our incentive bonus plan. No provisions for the accrual of bonuses were made during the current year period.

Income from operations was $4.1 million in the current year period compared to $23.1 million in the prior year period due to a decrease in gross profit margin dollars and an increase in engineering, selling and administrative expenses between periods, all as discussed above.

The equity earnings of joint ventures was $364,000 in the current year period compared to $1.9 million in the prior year period. Lower profitability from our VAST LLC joint venture resulted from reduced net sales and reduced profitability in our VAST China operation between periods. The reduced profitability in our VAST China operation stemmed from the current global semiconductor chip shortage described above. VAST China’s profitability in the current year period was also partially offset with continued startup losses related to their new plant in Jingzhou, China. We continue to believe VAST China’s added production capacity from this new plant will eventually result in greater operating efficiencies and a broader geographic footprint in the China market going forward. VAST LLC, including VAST China, is a crucial part of our global strategy and we anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Our VAST LLC joint ventures in India and Brazil continue to report losses due to our limited amount of business in both regions as well as the impact of COVID-19 and the global semiconductor chip shortage described above.

Included in Other (Expense) Income, net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	December 26, 2021	December 27, 2020
Foreign Currency Transaction Gain (Loss)	$243	$(2,312)
Unrealized (Loss) Gain on Peso Forward Contracts	(224)	480
Realized Gain on Peso Forward Contracts, net	135	76
Pension and Postretirement Plans Cost	(240)	(208)
Rabbi Trust Gain	70	318
Other	51	20
	$35	$(1,626)

Set forth below is a discussion of the items comprising certain of the components of our Other (Expense) Income, net:

-	Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-	The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-

We entered into the Mexican peso currency forward contracts during fiscal 2022 and 2021 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of December 26, 2021 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

-	Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 6.7% and 15.4% for the six months ended December 26, 2021 and December 27, 2020, respectively. The reduction in our effective tax rate in the current year period as compared to the prior year period is due to an increase in our foreign tax credits between periods. Additionally, effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during our fiscal 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of the new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our 2020 fiscal year. As a result, we recorded an income tax benefit of $675,000 during the prior year period. Our effective tax rate differs from the statutory tax rate due to application of the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (in millions)

	December 26, 2021	June 27, 2021
Current Assets	$177.9	$174.9
Current Liabilities	66.8	77.6
Working Capital	$111.1	$97.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 26, 2021 was as follows (in millions):

General Motors Company	$22.5
Stellantis (Formerly Fiat Chrysler Automobiles)	$15.1
Ford Motor Company	$11.9

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of December 26, 2021, $3.9 million of our $14.1 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Six Months Ended
	December 26, 2021	December 27, 2020
Cash Flows from (in millions):
Operating Activities	$—	$17.1
Investing Activities	$(5.4)	$(4.7)
Financing Activities	$5.0	$(13.5)

The decrease in cash provided by operating activities between periods was due to a reduction in net income between periods. Our net working capital requirements were consistent between periods and was comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Six Months Ended
	December 26, 2021	December 27, 2020	Change
Accounts Receivable	$2.6	$43.6	$(41.0)
Inventory	$2.4	$1.9	$0.5
Other Assets	$(1.4)	$(3.7)	$2.3
Accounts Payable and Accrued Liabilities	$10.9	$(27.3)	$38.2

Set forth below is a summary of the items impacting the change in our working capital requirements between year to date periods:

-

The increase in accounts receivable balances during the current year period is the result of an increase in outstanding billings for customer owned tooling at December 2021 as compared to June 2021. The increase in accounts receivable balances during the prior year quarter reflected reduced sales levels from the end of March 2020 through June 2020, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants due to the COVID-19 outbreak.

-	Changes in inventory balances remained relatively consistent between year to date periods.
-

The change in other assets was the result of the receipt of a $3.2 million Federal tax refund during the current year period and a decrease in our customer tooling balances in the prior year period. Customer tooling balances during each quarter consisted of costs incurred for the development of tooling that will be directly reimbursed by our customer whose parts are produced from the tool. The prior year quarter change in customer tooling balances was the result of the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement.

-

The change in accounts payable and accrued liability balances was the result of the payment of fiscal 2021 accrued bonuses as well as a decrease in accounts payable balances during the current year period and an increase in accounts payable balances during the prior year period. Bonus accruals at June 2021, which were paid during the current year period, totaled $6.6 million. The current year period decrease in accounts payable balances reflected decreased purchases as of the end of our December 2021 quarter in conjunction with the management of our inventory balances. The prior year period increase in accounts payable balances resulted from accounts payable balances being significantly reduced as of June 2020 due to the impact of COVID-19 and lower production levels stemming from that impact. Accounts payable balances increased during our fiscal 2021 first quarter as our business ramped-up to support increased OEM production schedules as customer plants reopened. Accounts payable balances for each period reflected the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used by investing activities included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $5.4 million during the current year period and $4.6 million during the prior year period. Net cash used in investing activities during the prior year period also included an investment in our VAST LLC joint venture of $100,000. The investment was made for the purpose of funding general expenses for Sistema de Acesso Veicular Ltda, our Brazilian joint venture.

Net cash provided by financing activities during the current year period of $5.0 million included increased borrowings under our credit facilities of $8.0 million and $639,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $3.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities of $13.5 million during the prior year period included repayments of borrowings under credit facilities of $13.0 million and $490,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $40,000 received for purchases under our employee stock purchase plan.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the remainder of the 2022 fiscal year to cover the future operating and capital requirements of its business. No capital contributions were made to VAST LLC during the six months ended December 26, 2021. During the six months ended December 27, 2020, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contribution totaled $100,000. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda may require an additional capital contribution of approximately $400,000 collectively by all VAST LLC partners to fund operations during our fiscal year 2022. STRATTEC’s portion of these capital contributions is anticipated to be $133,000. During the six months ended December 26, 2021 and December 27, 2020, VAST LLC made no capital contributions to Minda-VAST Access Systems. Due to Minda-VAST Access System recently experiencing losses and due to the continuing impacts of the COVID-19 pandemic and the continuing supply chain shortages of critical electronic component parts, future capital contributions may be required by the partners in this joint venture.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $12 million to $13 million in total in fiscal 2022, of which $5.4 million has been made through December 26, 2021, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at December 26, 2021. A total of 3,655,322 shares have been repurchased over the life of the program through December 26, 2021, at a cost of approximately $136.4 million. No shares were repurchased during the six month periods ended December 26, 2021 or December 27, 2020. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2022.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021 interest on borrowings under both credit facilities were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 26, 2021, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility at December 26, 2021 and at June 27, 2021. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $170,000 and 3.3 percent, respectively, during the six months ended December 26, 2021. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $17 million at December 26, 2021 and $12 million at June 27, 2021. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $14.8 million and 1.4 percent, respectively, during the six months ended December 26, 2021.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 26, 2021, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 26, 2021.

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

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2021, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 4, 2022	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)