Form 10-Q
period 2022-03-27
STRATTEC SECURITY CORP
filed 2022-05-05
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2022

or

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

Common stock, par value $0.01 per share: 3,961,104 shares outstanding as of March 28, 2022 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 27, 2022

PROSPECTIVE INFORMATION

A number of the matters and subject areas discussed in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would,” or the negative of these terms or words of similar meaning. These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed in this Form 10-Q. The discussion of such matters and subject areas contained herein is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, changes in the costs of operations, changes in the volume and scope of product returns, customer cost reimbursement actions, and warranty claims, adverse business and operational issues resulting from semiconductor chip supply shortages and the Coronavirus (COVID-19) pandemic, including matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof, and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 2, 2021 with the Securities and Exchange Commission for the year ended June 27, 2021.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net sales	$115,943	$121,644	$329,192	$375,238
Cost of goods sold	101,305	102,990	287,072	311,832
Gross profit	14,638	18,654	42,120	63,406
Engineering, selling and administrative expenses	11,261	11,927	34,683	33,543
Income from operations	3,377	6,727	7,437	29,863
Equity earnings (loss) of joint ventures	577	(56)	941	1,844
Interest expense	(54)	(63)	(159)	(259)
Other income (expense), net	285	455	320	(1,171)
Income before provision for income taxes and non-controlling interest	4,185	7,063	8,539	30,277
Provision for income taxes	50	1,153	342	4,721
Net income	4,135	5,910	8,197	25,556
Net income attributable to non-controlling Interest	989	1,425	1,556	5,950
Net income attributable to STRATTEC SECURITY CORPORATION	$3,146	$4,485	$6,641	$19,606

Comprehensive income:
Net income	$4,135	$5,910	$8,197	$25,556
Pension and postretirement plans, net of tax	79	69	238	208
Currency translation adjustments	685	(697)	(571)	5,419
Other comprehensive income (loss), net of tax	764	(628)	(333)	5,627
Comprehensive income	4,899	5,282	7,864	31,183
Comprehensive income attributable to non-controlling interest	1,362	1,016	1,426	7,175
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$3,537	$4,266	$6,438	$24,008

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.81	$1.18	$1.72	$5.18
Diluted	$0.80	$1.15	$1.70	$5.11

Average shares outstanding:
Basic	3,871	3,797	3,856	3,783
Diluted	3,916	3,886	3,906	3,839

Cash dividends declared per share	$—	$—	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	March 27, 2022	June 27, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$16,459	$14,465
Receivables, net	76,526	69,902
Inventories:
Finished products	16,772	20,633
Work in process	17,650	14,707
Purchased materials	45,288	40,900
Excess and obsolete reserve	(6,400)	(5,380)
Inventories, net	73,310	70,860
Other current assets	23,422	19,677
Total current assets	189,717	174,904
Investment in joint ventures	28,405	27,224
Deferred Income Taxes	4,978	5,052
Other long-term assets	6,641	6,982
Property, plant and equipment	274,414	270,429
Less: accumulated depreciation	(182,991)	(174,028)
Net property, plant and equipment	91,423	96,401
	$321,164	$310,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,513	$36,727
Accrued Liabilities:
Payroll and benefits	16,797	22,483
Environmental	1,390	1,390
Warranty	8,119	8,425
Other	10,173	8,547
Total current liabilities	79,992	77,572
Borrowings under credit facilities	12,000	12,000
Accrued pension obligations	2,409	2,334
Accrued postretirement obligations	528	599
Other long-term liabilities	4,381	4,625
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,481,169 issued shares at March 27, 2022 and 7,411,717 issued shares at June 27, 2021	75	74
Capital in excess of par value	101,244	99,512
Retained earnings	241,113	234,472
Accumulated other comprehensive loss	(17,000)	(16,797)
Less: treasury stock, at cost (3,605,165 shares at March 27, 2022 and 3,606,652 shares at June 27, 2021)	(135,591)	(135,615)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	189,841	181,646
Non-controlling interest	32,013	31,787
Total shareholders’ equity	221,854	213,433
	$321,164	$310,563

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	March 27, 2022	March 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,197	$25,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,724	14,730
Foreign currency transaction loss	76	1,926
Loss on disposal of property, plant and equipment	153	1,421
Unrealized gain on peso forward contracts	(500)	(512)
Stock based compensation expense	873	775
Equity earnings of joint ventures	(941)	(1,844)
Change in operating assets and liabilities:
Receivables	(6,637)	(39,176)
Inventories	(2,450)	(3,930)
Other assets	(4,370)	(1,119)
Accounts payable and accrued liabilities	2,297	27,213
Other, net	361	356
Net cash provided by operating activities	11,783	25,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in VAST LLC	(75)	(100)
Purchase of property, plant and equipment	(9,407)	(6,401)
Proceeds received on sale of property, plant and equipment	—	8
Net cash used in investing activities	(9,482)	(6,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	11,000	—
Repayment of borrowings under credit facilities	(11,000)	(19,000)
Dividends paid to non-controlling interests of subsidiaries	(1,200)	(490)
Exercise of stock options and employee stock purchases	884	585
Net cash used in financing activities	(316)	(18,905)
Foreign currency impact on cash	9	(437)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,994	(439)

CASH AND CASH EQUIVALENTS
Beginning of period	14,465	11,774
End of period	$16,459	$11,335
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (recovered) during the period for:
Income taxes	$(1,378)	$3,701
Interest	$158	$276
Non-cash investing activities:
Change in capital expenditures in accounts payable	$824	$(873)

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of March 27, 2022 and June 27, 2021, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

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

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal year ended June 27, 2021. Nonetheless, during the fourth quarter of our fiscal 2021, our net sales were negatively impacted by a global semiconductor chip shortage (especially as it relates to the automotive industry), which shortage continued into our current fiscal 2022 nine month period ended March 27, 2022 resulting in a decrease in our net sales for both the current year quarter and year to date period as compared to the same periods in our prior fiscal year. Additionally, inflationary pressures resulted in increased raw material and purchased part costs as well as increased wage rates in Mexico beginning in calendar

2021. Such increases negatively impacted our operating results in both the current year quarter and year to date period as compared to the same periods in our prior fiscal year.

The extent of the impact of the COVID-19 outbreak and continued inflationary pressures on our future operating results will depend on the duration, intensity and continued spread of the COVID-19 outbreak, regulatory and private sector responses, which may be precautionary and may include potential restrictive operating measures imposed by governmental authorities, the impact to our customers, workforce and suppliers, in particular related to the sourcing of semiconductor chips, transponders and other critical supply chain components needed by us and our customers to meet expected production schedules, and continued inflation impacting wages and the prices of raw materials and purchased parts, all of which are uncertain and cannot be predicted as to timing and cost impacts. These changing conditions may also affect the estimates and assumptions made by our management. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

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

The following table quantifies the outstanding Mexican peso forward contracts as of March 27, 2022 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 19, 2022 - June 14, 2022	$5,250	20.80	$168
Buy MXP/Sell USD	July 19, 2022 – June 13, 2023	$9,000	22.42	$575

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	March 27, 2022	June 27, 2021
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$743	$243

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Not Designated as Hedging Instruments:
Realized Gain	$83	$11	$267	$87
Realized (Loss)	$(18)	$—	$(67)	$—
Unrealized Gain	$724	$32	$500	$512

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of March 27, 2022 and June 27, 2021. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2022 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$169	$—	$—
Mid Cap	345	—	—
Large Cap	492	—	—
International	515	—	—
Fixed Income Funds	1,040	—	—
Cash and Cash Equivalents	—	962	—
Mexican Peso Forward Contracts	—	743	—
Total Assets at Fair Value	$2,561	$1,705	$—

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $200,000 and $615,000 during the three and nine month periods ended March 27, 2022, respectively, and $286,000 and $606,000 during the three and nine month periods ended March 28, 2021.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC foreign subsidiaries and joint venture resulted in equity earnings of joint ventures to STRATTEC of $941,000 during the nine month period ended March 27, 2022 and $1.8 million during the nine month period ended March 28, 2021. During the nine months ended March 27, 2022, capital contributions totaling $225,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $75,000. During the nine months ended March 28, 2021, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $100,000.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and increased net income to STRATTEC of approximately $81.2 million and $98,000, respectively, during the nine month period ended March 27, 2022 and increased net sales and increased net income to STRATTEC of approximately $98.7 million and $3.4 million, respectively, during the nine month period ended March 28, 2021. ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $2.1 million and $5.7 million in the three and nine month periods ended March 27, 2022 and $2.1 million and $6.9 million in the three and nine month periods ended March 28, 2021. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $2.9 million and $6.0 million in the three and nine month periods ended March 27, 2022 and $2.7 million and $9.1 million in the three and nine month periods ended March 28, 2021.

STRATTEC POWER ACCESS LLC (“SPA”) was originally formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate, tail gate and deck lid system access control products some of which were acquired from Delphi Corporation in 2009. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net sales and increased net income to STRATTEC of approximately $68.3 million and $3.8 million, respectively, during the nine month period ended March 27, 2022 and $72.0 million and $4.7 million, respectively, during the nine month period ended March 28, 2021.

Equity Earnings (Loss) of Joint Ventures

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

During the quarter ended March 27, 2022, VAST China experienced a fire at their Taicang plant. As a result, certain door handle and painting operations were subsequently transferred to their new Jingzhou facility and another supplier. The transfer of production negatively impacted VAST China’s profitability for the quarter ended March 27, 2022.

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net Sales	$55,281	$51,748	$153,454	$160,511
Cost of Goods Sold	46,418	44,155	127,022	131,345
Gross Profit	8,863	7,593	26,432	29,166
Engineering, Selling and Administrative Expenses	7,575	7,684	24,075	22,936
Income (Loss) From Operations	1,288	(91)	2,357	6,230
Other Income, net	692	327	1,085	1,363
Income before Provision for Income Taxes	1,980	236	3,442	7,593
Provision for Income Taxes	239	348	614	2,011
Net Income (Loss)	$1,741	$(112)	$2,828	$5,582
STRATTEC's Share of VAST LLC Net Income (Loss)	581	(37)	943	1,861
Intercompany Profit Elimination	(4)	(19)	(2)	(17)
STRATTEC’s Equity Earnings (Loss) of VAST LLC	$577	$(56)	$941	$1,844

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Sales to VAST LLC	$316	$1,059	$1,533	$3,273
Purchases from VAST LLC	$6	$139	$157	$340
Expenses Charged to VAST LLC	$134	$265	$512	$1,361
Expenses Charged from VAST LLC	$151	$302	$593	$953

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheets are presented below (in thousands):

March 27, 2022
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$3,118
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$389
Other Long-Term Liabilities	2,729
$3,118

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under this non-cancelable lease are as follows as of March 27, 2022 (in thousands):

2022 (for the remaining three months)	$122
2023	497
2024	509
2025	522
2026	535
Thereafter	1,299
Total Future Minimum Lease Payments	3,484
Less: Imputed Interest	(366)
Total Lease Obligations	$3,118

Cash flow information related to the operating lease is shown below (in thousands):

	Nine Months Ended
	March 27, 2022	March 28, 2021
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$362	$354

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

March 27, 2022
Weighted Average Remaining Lease Term (in years)	6.6
Weighted Average Discount Rate	3.3%

Operating lease expense for the three and nine month periods ended March 27, 2022 totaled $122,000 and $362,000, respectively. Operating lease expense for the three and nine month periods ended March 28, 2021 totaled $119,000 and $354,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021, interest on borrowings under both credit facilities were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 27, 2022, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	March 27, 2022	June 27, 2021
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	12,000	12,000
	$12,000	$12,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
STRATTEC Credit Facility	$421	$11,436	1.9%	1.2%
ADAC-STRATTEC Credit Facility	$14,784	$15,000	1.4%	1.4%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at March 27, 2022 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three and nine month periods ended March 27, 2022 and March 28, 2021 were as follows (in thousands):

	Three Months Ended March 27, 2022
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, December 26, 2021	$217,071	$75	$100,768	$237,967	$(17,391)	$(135,599)	$31,251
Net Income	4,135	—	—	3,146	—	—	989
Dividend Declared – Non- controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	685	—	—	—	312	—	373
Stock Based Compensation	239	—	239	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	79	—	—	—	79	—	—
Stock Option Exercises	227	—	227	—	—	—	—
Employee Stock Purchases	18	—	10	—	—	8	—
Balance, March 27, 2022	$221,854	$75	$101,244	$241,113	$(17,000)	$(135,591)	$32,013

	Three Months Ended March 28, 2021
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, December 27, 2020	$201,473	$74	$98,571	$227,061	$(17,492)	$(135,629)	$28,888
Net Income	5,910	—	—	4,485	—	—	1,425
Translation Adjustments	(697)	—	—	—	(288)	—	(409)
Stock Based Compensation	193	—	193	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	69	—	—	—	69	—	—
Stock Option Exercises	526	—	526	—	—	—	—
Employee Stock Purchases	20	—	13	—	—	7	—
Balance, March 28, 2021	$207,494	$74	$99,303	$231,546	$(17,711)	$(135,622)	$29,904

	Nine Months Ended March 27, 2022
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 27, 2021	$213,433	$74	$99,512	$234,472	$(16,797)	$(135,615)	$31,787
Net Income	8,197	—	—	6,641	—	—	1,556
Dividend Declared – Non- controlling Interests of Subsidiaries	(1,200)	—	—	—	—	—	(1,200)
Translation Adjustments	(571)	—	—	—	(441)	—	(130)
Stock Based Compensation	873	—	873	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	238	—	—	—	238	—	—
Stock Option Exercises	827	1	826	—	—	—	—
Employee Stock Purchases	57	—	33	—	—	24	—
Balance, March 27, 2022	$221,854	$75	$101,244	$241,113	$(17,000)	$(135,591)	$32,013

	Nine Months Ended March 28, 2021
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 28, 2020	$175,441	$74	$97,977	$211,940	$(22,113)	$(135,656)	$23,219
Net Income	25,556	—	—	19,606	—	—	5,950
Dividend Declared – Non- controlling Interests of Subsidiaries	(490)	—	—	—	—	—	(490)
Translation Adjustments	5,419	—	—	—	4,194	—	1,225
Stock Based Compensation	775	—	775	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	208	—	—	—	208	—	—
Stock Option Exercises	526	—	526	—	—	—	—
Employee Stock Purchases	59	—	25	—	—	34	—
Balance, March 28, 2021	$207,494	$74	$99,303	$231,546	$(17,711)	$(135,622)	$29,904

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

Contract Balances:

We have no material contract assets or contract liabilities as of March 27, 2022 or June 27, 2021.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Door Handles & Exterior Trim	$29,313	$29,790	$81,211	$98,694
Keys & Locksets	28,230	28,616	77,725	91,488
Power Access	23,675	26,209	68,344	72,039
Latches	12,760	13,125	34,782	41,303
Aftermarket & OE Service	11,421	10,969	34,731	34,077
Driver Controls	8,525	10,822	25,317	31,144
Other	2,019	2,113	7,082	6,493
	$115,943	$121,644	$329,192	$375,238

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
General Motors Company	$34,738	$34,543	$91,551	$111,322
Stellantis (Formerly Fiat Chrysler Automobiles)	23,047	21,685	62,657	69,919
Ford Motor Company	19,162	21,722	57,927	54,356
Commercial and Other OEM Customers	16,518	17,241	50,120	58,272
Tier 1 Customers	15,279	17,289	42,861	53,444
Hyundai / Kia	7,199	9,164	24,076	27,925
	$115,943	$121,644	$329,192	$375,238

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized gains or losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our Supplemental Executive Retirement Plan (“SERP”) and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 27, 2022 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Foreign Currency Transaction (Loss) Gain	$(319)	$386	$(76)	$(1,926)
Unrealized Gain on Peso Forward Contracts	724	32	500	512
Realized Gain on Peso Forward Contracts, net	65	11	200	87
Pension and Postretirement Plans Cost	(120)	(106)	(360)	(314)
Rabbi Trust (Loss) Gain	(130)	154	(60)	472
Other	65	(22)	116	(2)
	$285	$455	$320	$(1,171)

Income Taxes

Our effective tax rate was 1.2% and 16.3% for the three months ended March 27, 2022 and March 28, 2021, respectively. Our effective tax rate was 4.0% and 15.6% for the nine month periods ended March 27, 2022 and March 28, 2021, respectively. The reduction in our effective tax rate in the current three and nine months periods as compared to the respective prior year periods is due to adjustments we made to the amounts of our fiscal 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our US income tax returns during the quarter ended March 27, 2022 and were attributable to actual results included in non-US income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our fiscal 2021 tax provision. The adjustment amounts recorded during the three and nine month periods ended March 27, 2022 totaled $740,000 and $1.0 million, respectively. Our effective tax rate for the three and nine month periods ended March 27, 2022 excluding these adjustments were 18.9% and 15.7%, respectively. Effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during our fiscal 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of these new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our 2020 fiscal year. As a result, we recorded an income tax benefit of $675,000 during the nine month period ended March 28, 2021. Our effective tax rate differs from the statutory tax rate due to the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2022			March 28, 2021
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$3,146	3,871	$0.81	$4,485	3,797	$1.18
Stock Option and Restricted Stock Awards	—	45		—	89
Diluted Earnings Per Share	$3,146	3,916	$0.80	$4,485	3,886	$1.15

	Nine Months Ended
	March 27, 2022			March 28, 2021
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$6,641	3,856	$1.72	$19,606	3,783	$5.18
Stock Option and Restricted Stock Awards	—	50		—	56
Diluted Earnings Per Share	$6,641	3,906	$1.70	$19,606	3,839	$5.11

The calculation of earnings per share excluded 9,010 share-based payment awards as of both March 27, 2022 and March 28, 2021 because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of March 27, 2022, the Board of Directors had designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 27, 2022 were 177,959. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the nine months ended March 27, 2022 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 27, 2021	72,624	$37.65
Exercised	31,452	$26.28
Outstanding, March 27, 2022	41,172	$46.34	1.5	$49
Exercisable, March 27, 2022	41,172	$46.34	1.5	$49

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and nine month periods presented below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Intrinsic Value of Options Exercised	$120	$555	$451	$555
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the nine month periods ended March 27, 2022 or March 28, 2021.

A summary of restricted stock activity under our stock incentive plan for the nine months ended March 27, 2022 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 27, 2021	81,975	$23.31
Granted	43,875	$42.50
Vested	(38,000)	$25.56
Forfeited	(2,750)	$32.70
Nonvested Balance, March 27, 2022	85,100	$31.89

As of March 27, 2022, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of March 27, 2022, there was approximately $1.6 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $3.5 million at March 27, 2022 and $3.6 million at June 27, 2021 and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Service Cost	$15	$16	$3	$3
Interest Cost	15	10	4	4
Amortization of Prior Service Credit	—	—	—	(2)
Amortization of Unrecognized Net Loss	20	3	82	91
Net Periodic Benefit Cost	$50	$29	$89	$96

	SERP Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Service Cost	$46	$47	$9	$10
Interest Cost	40	31	10	12
Amortization of Prior Service Credit	—	—	—	(6)
Amortization of Unrecognized Net Loss	63	8	247	269
Net Periodic Benefit Cost	$149	$86	$266	$285

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended March 27, 2022
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, December 26, 2021	$15,438	$1,953	$17,391
Other Comprehensive Income Before Reclassifications	(1,291)	—	(1,291)
Income Tax	606	—	606
Net Other Comprehensive Income Before Reclassifications	(685)	—	(685)
Reclassifications:
Unrecognized Net Loss (A)	—	(102)	(102)
Total Reclassifications Before Tax	—	(102)	(102)
Income Tax	—	23	23
Net Reclassifications	—	(79)	(79)
Other Comprehensive Income	(685)	(79)	(764)
Other Comprehensive Income Attributable to Non- Controlling Interest	(373)	—	(373)
Balance, March 27, 2022	$15,126	$1,874	$17,000

	Three Months Ended March 28, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, December 27, 2020	$15,654	$1,838	$17,492
Other Comprehensive Loss Before Reclassifications	697	—	697
Net Other Comprehensive Loss Before Reclassifications	697	—	697
Reclassifications:
Prior Service Credits (A)	—	2	2
Unrecognized Net Loss (A)	—	(94)	(94)
Total Reclassifications Before Tax	—	(92)	(92)
Income Tax	—	23	23
Net Reclassifications	—	(69)	(69)
Other Comprehensive Loss	697	(69)	628
Other Comprehensive Loss Attributable to Non- Controlling Interest	409	—	409
Balance, March 28, 2021	$15,942	$1,769	$17,711

	Nine Months Ended March 27, 2022
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 27, 2021	$14,685	$2,112	$16,797
Other Comprehensive Income Before Reclassifications	(35)	—	(35)
Income Tax	606	—	606
Net Other Comprehensive Income Before Reclassifications	571	—	571
Reclassifications:
Unrecognized Net Loss (A)	—	(310)	(310)
Total Reclassifications Before Tax	—	(310)	(310)
Income Tax	—	72	72
Net Reclassifications	—	(238)	(238)
Other Comprehensive Loss	571	(238)	333
Other Comprehensive Loss Attributable to Non- Controlling Interest	130	—	130
Balance, March 27, 2022	$15,126	$1,874	$17,000

	Nine Months Ended March 28, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 28, 2020	$20,136	$1,977	$22,113
Other Comprehensive Loss Before Reclassifications	(5,419)	—	(5,419)
Net Other Comprehensive Loss Before Reclassifications	(5,419)	—	(5,419)
Reclassifications:
Prior Service Credits (A)	—	6	6
Unrecognized Net Loss (A)	—	(277)	(277)
Total Reclassifications Before Tax	—	(271)	(271)
Income Tax	—	63	63
Net Reclassifications	—	(208)	(208)
Other Comprehensive Income	(5,419)	(208)	(5,627)
Other Comprehensive Income Attributable to Non- Controlling Interest	(1,225)	—	(1,225)
Balance, March 28, 2021	$15,942	$1,769	$17,711

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

During the nine month period ended March 28, 2021, the Company experienced a strong sales recovery as our customers ramped up vehicle production as they restarted their assembly plant operations following the temporary plant shutdowns from COVID in order to replenish low inventory levels at the dealers. However, during the fourth quarter of fiscal year 2021, we were impacted by supply chain shortages of critical electronic component parts, primarily semiconductor chips, and certain raw materials which impacted the production schedules for our customers and, therefore, our production levels. These part shortages along with logistical constraints at the port of entry continued into our fiscal 2022 first, second and third quarters and as of the date of filing of this report, despite strong demand for vehicles, continue to impact customer production schedules and our ability to meet customer sales demand and ultimately continue to cause fluctuations in our and our customers’ production order levels.

Additionally, during the nine months ended March 27, 2022, certain of our customers temporarily closed several of their assembly plants or reduced their production schedules in North America due to these continuing global supply chain shortages of critical electronic component parts, including semiconductor chips, which could continue to disrupt customer production levels, higher supply chain costs and our sales volumes for several more quarters.

The sales outlook over the next few quarters may be strong as we expect our customers to seek to restock dealer inventories based on their consumers’ demand, which are in short supply. However, this expected strong sales demand going forward continues to be adversely impacted by the supply chain part shortages referenced above and by ongoing fluctuations in the severity of the COVID-19 pandemic, including any potential worsening thereof, on the North American and overall global economy and its continuing impact on the supply chain shortages of critical electronic component parts seen across the world.

Analysis of Results of Operations

Three months ended March 27, 2022 compared to the three months ended March 28, 2021

	Three Months Ended
	March 27, 2022	March 28, 2021
Net Sales (in millions)	$115.9	$121.6

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	March 27, 2022	March 28, 2021
General Motors Company	$34.7	$34.5
Stellantis (Formerly Fiat Chrysler Automobiles)	23.0	21.7
Ford Motor Company	19.2	21.7
Commercial and Other OEM Customers	16.5	17.2
Tier 1 Customers	15.3	17.3
Hyundai / Kia	7.2	9.2
	$115.9	$121.6

Current year quarter sales continued to be adversely impacted by the global semiconductor chip shortage that temporarily closed several of our customers’ assembly plants, caused production schedule reductions for all of our customers and generally reduced our net sales to all customer groups (other than General Motors Company and Stellantis as noted below) in the current year quarter as compared to the prior year quarter. The following items further impacted sales to the noted customer groups between quarters:

-

Sales to General Motors Company in the current year quarter increased in comparison to the prior year quarter due to higher door handle product sales. The favorable impact of the door handle sales more than offset the volume reduction in the current year quarter resulting from the global semiconductor chip shortage.

-

Sales to Stellantis in the current year quarter increased in comparison to the prior year quarter due to higher production volumes on Chrysler Pacifica power sliding doors and for several lockset product platforms. The favorable impact of this higher product content more than offset the volume reduction in the current year quarter resulting from the global semiconductor chip shortage.

-	Ford Motor Company sales were negatively impacted in the current year quarter by lower production volumes on the F-150 pickup trucks.
-

Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys. Sales to Commercial and Other OEM Customers were negatively impacted in the current year quarter by a reduction in sales related to door handle products sold to Volkswagen. Sales to Tier 1 Customers in the current year quarter were negatively impacted in the current year quarter by lower volumes on our driver control steering column lock products.

-

Hyundai / Kia sales were negatively impacted in the current year quarter due to lower levels of production on their Kia Carnival, formerly the Kia Sedona and Hyundai Starex minivans, for which we supply primarily power sliding door components.

	Three Months Ended
	March 27, 2022		March 28, 2021
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$67.6	66.7%	$66.5	64.6%
Labor and Overhead Costs	33.7	33.3%	36.5	35.4%
Total Cost of Goods Sold	$101.3		$103.0

The direct material cost increase between quarters was due to higher costs for raw material and purchased components in the current year quarter as compared to the prior year quarter. The impact of these higher costs was partially offset by reduced sales volumes between quarters, as discussed above. Overall, the raw material and purchased component cost increases caused an increase in material costs between quarters while our sales decreased between quarters, as discussed above. Our labor and overhead cost decrease between quarters, as discussed below, outpaced our reduced sales dollars between quarters. This resulted in an increase in our direct material costs as a percentage of cost of goods sold between quarters and a decrease in our labor and overhead costs as a percentage of cost of goods sold between quarters.

Labor and overhead costs decreased $2.8 million between quarters. Due to lower levels of production at our facilities in the current year quarter as compared to the prior year quarter, we experienced less favorable absorption of our fixed overhead costs in the current year quarter as compared to the prior year quarter. This impact was more than offset by a reduction in the variable portion of our labor and overhead costs resulting from the production volume reduction between quarters and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs in the current year quarter as compared to the prior year quarter. Labor and overhead costs were further impacted by the following:

Cost Increase:

-	Mexico wages and benefits increased $1.4 million in the current year quarter as compared to the prior year quarter as a result of a January 1, 2022 government mandated minimum wage increase.

Cost Decrease:

-	Expense provisions under our incentive bonus plan impacting cost of goods sold decreased $1.2 million between periods.

	Three Months Ended
	March 27, 2022	March 28, 2021
Gross Profit (in millions)	$14.6	$18.7
Gross Profit as a percentage of net sales	12.6%	15.3%

Gross profit dollars decreased in the current year quarter as compared to the prior year quarter as a result of the reduction in sales between periods, which was partially offset by a decrease in cost of goods sold between periods, as discussed above. Gross profit as a percentage of net sales decreased between periods. The decrease was the result of the reduced sales, higher costs for direct materials and purchased parts, increases in Mexico wages resulting from a January 1, 2022 government mandated minimum wage increase and less favorable absorption of our fixed overhead costs, which unfavorable impacts were partially offset by a reduction in the variable portion of our labor and overhead costs, a reduction in provisions for incentive bonuses and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	March 27, 2022	March 28, 2021
Expenses (in millions)	$11.3	$11.9
Expenses as a percentage of net sales	9.7%	9.8%

Engineering, selling and administrative expenses in the current year quarter decreased in comparison to the prior year quarter due to the prior year quarter including approximately $690,000 in expense provisions for the accrual of bonuses under our incentive bonus plan. No provisions for the accrual of bonuses were made during the current year quarter.

Income from operations was $3.4 million in the current year quarter compared to $6.7 million in the prior year quarter due to a decrease in gross profit margin dollars, which was partially offset by a decrease in engineering, selling and administrative expenses between quarters, all as discussed above.

The equity earnings of joint ventures was $577,000 in the current year quarter compared to equity loss of joint ventures of $56,000 in the prior year quarter. Improved profitability from our VAST LLC joint venture resulted from increased net sales and increased profitability in VAST China’s operations between quarters. VAST China’s profitability in the prior year quarter was negatively impacted by supply chain issues and extended OEM customer plant shutdowns associated with the COVID-19 pandemic in the prior year quarter. Additionally, during the current quarter, VAST China experienced a fire at their Taicang plant. As a result, certain door handle and painting operations were subsequently transferred to their new Jingzhou facility and another supplier. The transfer of production negatively impacted VAST China’s profitability for the quarter ended March 27, 2022. We currently believe a presence in the China market is a key component of our global strategy. We anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Due to our limited amount of business in both India and Brazil as well as the impact of COVID-19 and the global semiconductor chip shortage described above, our VAST LLC joint venture in India continues to have break-even operating results and our VAST LLC joint venture in Brazil continues to report losses.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	March 27, 2022	March 28, 2021
Foreign Currency Transaction (Loss) Gain	$(319)	$386
Unrealized Gain on Peso Forward Contracts	724	32
Realized Gain on Peso Forward Contracts, net	65	11
Pension and Postretirement Plans Cost	(120)	(106)
Rabbi Trust (Loss) Gain	(130)	154
Other	65	(22)
	$285	$455

Set forth below is a discussion of the items comprising certain of the components of our Other Income (Expense), net:

-	Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-	The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-

We entered into the Mexican peso currency forward contracts during fiscal 2022 and 2021 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 27, 2022 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

-	Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 1.2% and 16.3% for the three months ended March 27, 2022 and March 28, 2021, respectively. The reduction in our effective tax rate in the current quarter as compared to the prior year quarter is due to adjustments we made to the amounts of our fiscal 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our US income tax returns during the quarter ended March 27, 2022 and were attributable to actual results included in non-US income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our fiscal 2021 tax provision. The adjustment amounts recorded during the three month period ended March 27, 2022 totaled $740,000. Our effective tax rate for the three month period ended March 27, 2022 excluding these adjustments was 18.9%. Additionally, effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during our fiscal 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of these new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our 2020 fiscal year. As a result, our effective tax rate differs from the statutory tax rate due to the application of the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Nine months ended March 27, 2022 compared to the nine months ended March 28, 2021

	Nine Months Ended
	March 27, 2022	March 28, 2021
Net Sales (in millions)	$329.2	$375.2

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	March 27, 2022	March 28, 2021
General Motors Company	$91.6	$111.3
Stellantis (Formerly Fiat Chrysler Automobiles)	62.7	69.9
Ford Motor Company	57.9	54.4
Commercial and Other OEM Customers	50.1	58.3
Tier 1 Customers	42.9	53.4
Hyundai / Kia	24.0	27.9
	$329.2	$375.2

Current year to date period sales continued to be adversely impacted by the global semiconductor chip shortage that temporarily closed several of our customers’ assembly plants, caused production schedule reductions for all of our customers and reduced our net sales to all customer groups (other than Ford Motor Company as noted below) in the current year period as compared to the prior year period. The following items further impacted sales to the noted customer groups between periods:

-

Sales to Ford Motor Company were positively impacted in the current year period due to higher product content, and in particular for the new power tailgate program on the F-150 pickup trucks. The favorable impact of this higher product content more than offset the volume reduction in the current year period resulting from the global semiconductor chip shortage.

-

Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys. Sales to Commercial and Other OEM Customers were negatively impacted in the current year period by a reduction in sales related to door handle products sold to Volkswagen. Sales to Tier 1 Customers in the current year period were negatively impacted by lower volumes on our driver control steering column lock products.

-

Hyundai / Kia sales were negatively impacted in the current year period due to lower levels of production on their Kia Carnival, formerly the Kia Sedona and Hyundai Starex minivans, for which we supply primarily power sliding door components.

	Nine Months Ended
	March 27, 2022		March 28, 2021
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$188.0	65.5%	$208.4	66.8%
Labor and Overhead Costs	99.1	34.5%	103.4	33.2%
Total Cost of Goods Sold	$287.1		$311.8

The direct material cost decrease between year to date periods was due to reduced sales volumes between periods, as discussed above, which more than offset an increase in direct material costs in the current year period as compared to the prior year period resulting from higher raw material and purchased component costs. In the current year period as compared to the prior year period, our direct material costs decreased as a percent of cost of goods sold while our labor and overhead costs increased as a percent of cost of goods sold. This shift was due to our material costs varying with the sales volume reduction between periods while our labor and overhead cost reduction, as discussed below, did not keep pace with the sales reduction between periods.

Labor and overhead costs decreased between year to date periods. The variable portion of our labor and overhead costs decreased due to lower levels of production at our facilities in the current year period as compared to the prior year period and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs in the current year period as compared to the prior year period. This impact was partially offset by less favorable absorption of our fixed overhead costs in the current year period as compared to the prior year period resulting from the production volume reduction.  Labor and overhead costs were further impacted by the following:

Cost Increases:

-

Mexico wages and benefits increased $3.6 million in the current year period as compared to the prior year period as a result of January 1, 2021 and January 1, 2022 government mandated minimum wage increases.

-

The U.S. dollar value of our Mexican operations was negatively impacted by approximately $1.7 million in the current year period as compared to the prior year period due to an unfavorable Mexican peso to U.S. dollar exchange rate between these periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 20.44 pesos to the dollar in the current year period from approximately 21.17 pesos to the dollar in the prior year period.

-

Current year period costs included lump sum bonuses totaling $100,000 paid to our Milwaukee represented hourly workers upon the ratification of a new four-year labor contract, which contract is effective through November 1, 2025.

Cost Decreases:

-	Expense provisions under our incentive bonus plan impacting cost of goods sold decreased $3.1 million between periods.
-	The prior year period included a loss on disposal of fixed assets of $1.4 million comparted to a current year quarter loss of $153,000.

	Nine Months Ended
	March 27, 2022	March 28, 2021
Gross Profit (in millions)	$42.1	$63.4
Gross Profit as a percentage of net sales	12.8%	16.9%

Gross profit dollars decreased in the current year period as compared to the prior year period as a result of the reduction in sales between periods, which was partially offset by a decrease in cost of goods sold between periods, as discussed above. Gross profit as a percentage of net sales decreased between periods. The decrease was the result of reduced sales levels, higher costs for direct materials and purchased parts, an unfavorable Mexican peso to U.S. dollar exchange rate affecting our operations in Mexico, increases in Mexico wages resulting from January 1, 2021 and January 1, 2022 government mandated minimum wage increases, and less favorable absorption of our fixed overhead costs, which unfavorable impacts were partially offset during the current year period by a reduction in the variable portion of our labor and overhead costs, a reduction in provisions for incentive bonuses, a prior year loss on disposal of fixed assets and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs, all as discussed above.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Nine Months Ended
	March 27, 2022	March 28, 2021
Expenses (in millions)	$34.7	$33.5
Expenses as a percentage of net sales	10.5%	8.9%

Engineering, selling and administrative expenses in the current year period increased in comparison to the prior year period due to reduced costs during the prior year period. The prior year period included customer reimbursement of engineering development costs previously incurred in prior periods of $1.5 million, which reimbursement was agreed to with the customer during the prior year period. The prior year period also included temporary wage reductions for our salaried workforce, which we implemented to address the impacts of the COVID-19 pandemic on our operations. The impact of these prior year period cost reductions was partially offset by a reduction in the provision for bonus accruals between the current year period and the prior year period. The prior year period included approximately $2.2 million in expense provisions for the accrual of bonuses under our incentive bonus plan. No provisions for the accrual of bonuses were made during the current year period.

Income from operations was $7.4 million in the current year period compared to $29.9 million in the prior year period due to a decrease in gross profit margin dollars and an increase in engineering, selling and administrative expenses between periods, all as discussed above.

The equity earnings of joint ventures was $941,000 in the current year period compared to $1.8 million in the prior year period. Lower profitability from our VAST LLC joint venture resulted from reduced net sales and reduced profitability in our VAST China operation between periods. The reduced profitability in our VAST China operation stemmed from the current global semiconductor chip shortage described above. VAST China’s profitability in the current year period was also partially offset with continued startup losses related to their new plant in Jingzhou, China. Additionally, during the current quarter, VAST China experienced a fire at their Taicang plant. As a result, certain door handle and painting operations were subsequently transferred to their new Jingzhou facility and another supplier. The transfer of production negatively impacted VAST China’s profitability for the quarter ended March 27, 2022. We currently believe a presence in the China market is a key component of our global strategy. We anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Due to our limited amount of business in both India and Brazil as well as the impact of COVID-19 and the global semiconductor chip shortage described above, our VAST LLC joint venture in India continues to have break-even operating results and our VAST LLC joint venture in Brazil continues to report losses.

Included in Other Income (Expense), net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	March 27, 2022	March 28, 2021
Foreign Currency Transaction Loss	$(76)	$(1,926)
Unrealized Gain on Peso Forward Contracts	500	512
Realized Gain on Peso Forward Contracts, net	200	87
Pension and Postretirement Plans Cost	(360)	(314)
Rabbi Trust (Loss) Gain	(60)	472
Other	116	(2)
	$320	$(1,171)

Set forth below is a discussion of the items comprising certain of the components of our Other Income (Expense), net:

-	Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-	The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-

We entered into the Mexican peso currency forward contracts during fiscal 2022 and 2021 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 27, 2022 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

-	Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 4.0% and 15.6% for the nine months ended March 27, 2022 and March 28, 2021, respectively. The reduction in our effective tax rate in the current nine month period as compared to the prior year period is due to adjustments we made to the amount of our fiscal 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our US income tax returns during the quarter ended March 27, 2022 and were attributable to actual results included in non-US income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our fiscal 2021 tax provision. The adjustment amounts recorded during the nine month period ended March 27, 2022 totaled $1.0 million. Our effective tax rate for the nine month period ended March 27, 2022 excluding these adjustments was 15.7%. Additionally, effective July 20, 2020, the U.S Treasury Department finalized and enacted previously proposed regulations regarding the Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during our fiscal 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met the provisions for the GILTI High-Tax exception included in the final regulations. In addition, the enactment of these new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our 2020 fiscal year. As a result, we recorded an income tax benefit of $675,000 during the prior year period. Our effective tax rate differs from the statutory tax rate due to application of the GILTI provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (in millions)

	March 27, 2022	June 27, 2021
Current Assets	$189.7	$174.9
Current Liabilities	80.0	77.6
Working Capital	$109.7	$97.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 27, 2022 was as follows (in millions):

General Motors Company	$23.2
Stellantis (Formerly Fiat Chrysler Automobiles)	$15.2
Ford Motor Company	$11.2

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of March 27, 2022, $2.3 million of our $16.5 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Nine Months Ended
	March 27, 2022	March 28, 2021
Cash Flows from (in millions):
Operating Activities	$11.8	$25.4
Investing Activities	$(9.5)	$(6.5)
Financing Activities	$(0.3)	$(18.9)

The decrease in cash provided by operating activities between periods was due to a reduction in net income between periods. Additionally, our net working capital requirements decreased $5.8 million between periods and were comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Nine Months Ended
	March 27, 2022	March 28, 2021	Change
Accounts Receivable	$6.6	$39.2	$(32.6)
Inventory	$2.5	$3.9	$(1.4)
Other Assets	$4.4	$1.1	$3.3
Accounts Payable and Accrued Liabilities	$(2.3)	$(27.2)	$24.9

Set forth below is a summary of the items impacting the change in our working capital requirements between year to date periods:

-

The increase in accounts receivable balances during the current year to date period is the result of an increase in sales during the last two months of the quarter ended March 27, 2022 as compared to the last two months of the quarter ended June 27, 2021. The increase in accounts receivable balances during the prior year to date period reflected reduced sales levels from the end of March 2020 through June 2020, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants due to the COVID-19 outbreak.

-	Changes in inventory balances remained relatively consistent between year to date periods.
-

The change in other assets in both the current year to date period and the prior year to date period is the result of the change in customer tooling balances. Customer tooling balance changes result from the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement.

-

The change in accounts payable and accrued liability balances was the result of an increase in account payable balances during the current year to date period, which was mostly offset by the payment of fiscal 2021 accrued bonuses, and an increase in accounts payable balances during the prior year to date period. June 2021 bonus accruals at June 2021 paid in August 2021 totaled $6.6 million. The current year period increase in accounts payable balances reflected increased purchases as of the end of our March 2022 quarter in conjunction with the management of our inventory balances. The prior year period increase in accounts payable balances resulted from accounts payable balances being significantly reduced as of June 2020 due to the impact of COVID-19 and lower production levels stemming from that impact. Accounts payable balances increased during our fiscal 2021 first quarter as our business ramped-up to support increased OEM production schedules as customer plants reopened. Accounts payable balances for each period also reflected the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used in investing activities included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $9.4 million during the current year to date period and $6.4 million during the prior year to date period. Net cash used in investing activities also included an investment in our VAST LLC joint venture of $75,000 in the current year to date period and $100,000 in the prior year to date period. The investments were made for the purpose of funding general expenses for Sistema de Acesso Veicular Ltda, our Brazilian joint venture.

Net cash used in financing activities during the current year to date period of $316,000 included borrowings under our credit facilities of $11.0 million and $884,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $11.0 million of repayments of borrowings under our credit facilities and $1.2 million of dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities of $18.9 million during the prior year to date period included repayments of borrowings under credit facilities of $19.0 million and $490,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $585,000 received for purchases under our employee stock purchase plan.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the remainder of the 2022 fiscal year to cover the future operating and capital requirements of its business. During the nine months ended March 27, 2022, capital contributions totaling $225,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contribution totaled $75,000. During the nine months ended March 28, 2021, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contribution totaled $100,000. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda may require an additional capital contribution of approximately $225,000 collectively by all VAST LLC partners to fund operations during our fiscal year 2022. STRATTEC’s portion of these capital contributions is anticipated to be $75,000. During the nine months ended March 27, 2022 and March 28, 2021, VAST LLC made no capital contributions to Minda-VAST Access Systems. We currently anticipate no required future capital contributions to Minda-VAST Access Systems.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $12 million to $13 million in total in fiscal 2022, of which $9.4 million has been made through March 27, 2022, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at March 27, 2022. A total of 3,655,322 shares have been repurchased over the life of the program through March 27, 2022, at a cost of approximately $136.4 million. No shares were repurchased during the nine month periods ended March 27, 2022 or March 28, 2021. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2022.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021 interest on borrowings under both credit facilities were at varying rates based, at our option, on the LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 27, 2022, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility at March 27, 2022 and at June 27, 2021. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $421,000 and 1.9 percent, respectively, during the nine months ended March 27, 2022. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $12 million at both March 27, 2022 and June 27, 2021. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $14.8 million and 1.4 percent, respectively, during the nine months ended March 27, 2022.

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

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity Earnings (Loss) of Joint Ventures included elsewhere in Notes to Condensed Consolidated Financial Statements within this Form 10-Q.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 27, 2022, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended March 27, 2022.

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

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2022 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 5, 2022	By:	/s/ Patrick J. Hansen
Patrick J. Hansen
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)