Form 10-K
period 2022-07-03
STRATTEC SECURITY CORP
filed 2022-09-08
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934

For the fiscal year ended July 3, 2022.

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 23, 2021 (the last business day of the Registrant’s most recently completed second quarter), was approximately $139,321,000 (based upon the last reported sale price of the Common Stock at December 23, 2021 on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On August 5, 2022, there were outstanding 3,961,999 shares of the Registrant’s $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated

Portions of the Proxy Statement dated September 8, 2022, for the Annual Meeting of Shareholders to be held on October 11, 2022.	III

STRATTEC SECURITY CORPORATION

ANNUAL REPORT IN FORM 10-K

July 3, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s Proxy Statement, dated September 8, 2022, which is incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning.  These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K.  The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customer product recall policies, work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, the volume and scope of product returns or customer cost reimbursement actions, changes in the costs of operations, warranty claims, adverse business and operational issues resulting from the global supply chain and logistics disruption, the semiconductor chip supply shortages and the Coronavirus (COVID-19) pandemic, matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof and other matters described under “Risk Factors” in Part I, Item 1A of this report.

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

History

The product line that became STRATTEC was part of Briggs & Stratton Corporation’s founding business in 1908. In 1995, STRATTEC was spun off from Briggs & Stratton through a tax-free distribution to the then-existing Briggs & Stratton shareholders and has been an independent public company for over twenty-seven years.

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

We have developed and are continuing to develop access control products, including trunk latches, lift gate latches, tailgate latches, hood latches, side door latches and related hardware. With our acquisition of Delphi Corporation’s Power Products Group in fiscal 2009, we have been supplying and continue to supply various power access devices for sliding side doors, tailgates, lift gates and trunk lids to our automotive industry customers. Through a joint venture formed with ADAC Automotive during fiscal 2007, we also supply painted and non-painted door handles and components and related vehicle access hardware.

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

Markets

We are a direct supplier to OEM automotive and light truck manufacturers as well as other transportation-related manufacturers. Our largest customers are Stellantis (formerly Fiat Chrysler Automobiles), General Motors Company and Ford Motor Company. Our access control product mix varies by customer, but generally our overall sales tend to be highest in door handles and trim components produced by ADAC-STRATTEC de Mexico, followed by lock and key, including aftermarket produced by STRATTEC de Mexico, power access products produced by STRATTEC Power Access de Mexico, and latch mechanisms and ignition lock housing components produced by STRATTEC de Mexico. See Operations discussion included herein for further description.

Direct sales to various OEMs represented approximately 79% of our total sales for both fiscal 2022 and 2021.  The remainder of our revenue is received primarily through sales to the OEM service channels, the aftermarket and Tier 1 automotive supplier customers, and sales of certain products to non-automotive commercial customers.

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

The majority of our OEM products are sold in North America. While some exporting is done to Tier 1 and automotive assembly plants in Europe, Asia and South America, we are in the process of expanding our presence in these markets and elsewhere through the Vehicle Access Systems Technology LLC (VAST LLC) joint venture we jointly own with WITTE Automotive and ADAC Automotive.  VAST is described in more detail on pages 4, 5, 43, 44 and 45 in this Form 10-K.

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

Customer Sales Focus

To bring the proper focus to the relationships with our major customers, we have six customer-focused teams, each with a Director of Sales, one or two Engineering Program Managers and various Customer Application Engineers. In addition to customer teams for General Motors, Ford and Stellantis (formerly Fiat Chrysler), we currently have teams for New Domestic Vehicle Manufacturers (primarily the Japanese and Korean automotive manufactures), User Interface Controls (formerly Driver Control/Ignition Lock Housing) customers, Tier 1 customers, and Service and Aftermarket customers. Sales and engineering for ADAC-STRATTEC LLC (described in greater detail below) are supported by our partner in this joint venture, ADAC Automotive.

Each Sales Director is responsible for the overall relationship between STRATTEC and a specific customer group.  Program Managers are responsible for coordinating cross functional activities while managing new product programs for their customers.

Product Engineering Focus

To best serve our customers’ product needs, STRATTEC’s engineering resources are organized into groups which focus on specific access control applications. We currently have six engineering groups:  Locks and Keys, Aftermarket, Latches, Power Access Devices, User Interface Controls (formerly Driver Control/Ignition Lock Housings) and Wireless Systems (formerly Electrical). Each group has a Product Business Manager, an Engineering Manager and a complement of skilled engineers who design and develop products for specific applications. In doing this, each engineering group works closely with both the customer and product teams, Engineering Program Managers, and Application Engineers.

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

With the expansion of the alliance, we can offer a full range of access control related products available on a global basis to support customer programs. To identify this powerful combination of independent companies focused on working together, we renamed the joint venture Vehicle Access Systems Technology LLC (VAST LLC). We now refer to the combination of the alliance structure and joint venture as “VAST Automotive Group” (VAST). WITTE is now called WITTE Automotive, and ADAC is now doing business as ADAC Automotive. We have adopted a common graphic image in which we share a logo mark and colors, and a specific VAST logo used on the partners’ printed and electronic presentation materials. What is now VAST made investments with a local partner in Brazil in September, 2001, and local partners in China in March, 2002. However, during fiscal 2010, VAST LLC purchased the remaining 40 percent interest of its local partners in the China venture. VAST China is now wholly owned by VAST LLC and had annual net sales of approximately $190.4 million and $209.0 million during fiscal 2022 and 2021, respectively. This gave STRATTEC a one-third interest in VAST China’s activities in the Chinese/Asian market for manufacturing and assembly of painted door handles, locksets and latch products. VAST China currently operates out of two manufacturing facilities in Taicang and Jingzhou, China. The Fuzhou, China facility closed during our fiscal 2021, and the land and building are currently for sale. In March, 2014, VAST LLC purchased the remaining 49 percent interest of its local partner in Brazil, which had annual net sales of approximately $1.3 million and $1.5 million during fiscal years 2022 and 2021, respectively.

On April 30, 2015 VAST LLC executed a purchase agreement to become a 50:50 Joint Venture partner with Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively, “Minda”). As part of this transaction, VAST acquired a fifty percent equity interest in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India. This joint venture entity was renamed Minda-VAST Access Systems (“Minda-VAST”). Minda-VAST has operations in Pune and Delhi and had annual sales of approximately $29.4 million and $23.8 million during fiscal years 2022 and 2021, respectively. Minda is a leading manufacturer of security & access products and handles, for both OEMs and the aftermarket in India. Minda-VAST financial results are accounted for on the equity method of accounting by VAST LLC.

For further VAST LLC financial information, see “Equity Earnings of Joint Ventures” included in Notes to Financial Statements under Item 8 in this Form 10-K.

VAST is the embodiment of STRATTEC’s, WITTE’s and ADAC’s globalization strategy. Collectively as a group, we are developing VAST as a global brand with which we are jointly pursuing business with identified global customers. Those identified customers are General Motors, Ford, Stellantis (formerly Fiat Chrysler), Volkswagen, BMW, Daimler, Honda, Volvo, Renault/Nissan and Hyundai/Kia.

To manage our customer relationships and coordinate global ventures and activities, we have established a VAST Management Group led by a President. The Management Group includes three Vice Presidents, one each from WITTE, STRATTEC and ADAC. With the focus provided by this Management Group, VAST is able to manage global programs, in accordance with STRATTEC and our partners’ globalization strategy, with a single point of contact for customers, with the added advantage of providing regional support from the partners’ operating entities. Combined with VAST LLC’s ventures in China and Brazil, and sales/engineering offices in Japan and Korea, this structure establishes our global footprint.

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

ADAC-STRATTEC LLC and ADAC-STRATTEC de MEXICO

During fiscal 2007, we formed a new entity with ADAC Automotive called ADAC-STRATTEC LLC including a wholly owned Mexican subsidiary ADAC-STRATTEC de Mexico (collectively, ASdM). The purpose of this joint venture is to produce certain ADAC and STRATTEC products utilizing ADAC’s plastic molding injection expertise and STRATTEC’s assembly capability. ASdM currently operates out of defined space in STRATTEC de Mexico Plant No. 2 located in Juarez, Mexico. Products from this joint venture include non-painted door handle components and exterior trim components for OEM customers producing in North America. STRATTEC owns 51% of this joint venture and its financial results are consolidated into STRATTEC’s financial statements. In our fiscal year ending 2022, ASdM was near break-even due to rising material costs that could not be passed on to customers through higher customer purchase prices. In our fiscal 2021, ASdM was profitable. ASdM represented $111.8 million and $126.2 million of our consolidated net sales in our fiscal 2022 and 2021, respectively. STRATTEC de Mexico Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico.

STRATTEC POWER ACCESS LLC and STRATTEC POWER ACCESS de MEXICO

During fiscal year 2009, we formed a new subsidiary with WITTE Automotive called STRATTEC POWER ACCESS LLC (SPA) to acquire the North American business of the Delphi Power Products Group.  WITTE is a 20 percent minority owner. SPA in turn owns 100 percent of a Mexican subsidiary, STRATTEC POWER ACCESS de Mexico. The purpose of this subsidiary is to produce power access devices for sliding side doors, tailgates, lift gates, trunk lids and other related products. STRATTEC POWER ACCESS de Mexico currently operates out of defined space in STRATTEC de Mexico Plant No. 3 located in Juarez, Mexico. Financial results for SPA are consolidated in STRATTEC’s financial statements. In our fiscal years ending 2022 and 2021, SPA was profitable and represented $95.7 million and $95.2 million, respectively, of our consolidated net sales.

Seasonal Nature of the Business

The manufacturing of components used in automobiles is driven by the normal peaks and valleys associated with the automotive industry. Typically, the months of July and August are relatively slow as summer vacation shutdowns and model year changeovers occur at the automotive assembly plants. September volumes increase rapidly as each new model year begins. This volume strength continues through October and into early November. As the holiday and winter seasons approach, the demand for automobiles slows, as does production.  March usually brings a major sales and production increase, which then continues through most of June. This results in our first fiscal quarter sales and operating results typically being our weakest, with the remaining quarters being more consistent. As described elsewhere herein under Management's Discussion and Analysis of Financial Condition and Results of Operation – Executive Overview, adverse business and operational issues resulting from the semiconductor chip supply shortages, the Coronavirus (COVID-19) pandemic and the conflict in the Ukraine have adversely impacted the timing, availability and cost of certain material component parts and raw materials for the production of our products and the products of our customers. These events have temporarily disrupted our normal seasonal sales patterns during fiscal 2022 and 2021.

Vehicle List

2023 Vehicles

We are proud to be associated with many of the quality vehicles produced in North America and elsewhere.

The following cars and light trucks are equipped with STRATTEC components during our 2023 fiscal year:

PASSENGER CARS

Acura NSX	Cadillac CT6*	Ford GT
Aston Martin DB 11*	Cadillac Lyriq (EV)	Ford Mustang
Aston Martin DBS *	Chevrolet Bolt (EV)	Honda Accord
Aston Martin DBX *	Chevrolet Camaro	Maserati Ghibli *
Aston Martin Vanquish*	Chevrolet Corvette	Maserati MC20 *
Aston Martin Vantage *	Chevrolet Malibu	Maserati Quattroporte *
Buick Excelle *	Chrysler 300	Opel Astra *
Buick LaCrosse *	Cruise Origin (EV)	Opel Insignia *
Buick Regal *	Dodge Challenger	Volkswagen Jetta
Cadillac ATS *	Dodge Charger
Cadillac CT5 *	Ford Focus *

LIGHT TRUCKS, VANS AND SPORT UTILITY VEHICLES

Acura MDX	Chevrolet Traverse	GMC Yukon and Yukon XL
Acura RDX	Chrysler Pacifica (PH option)	Honda CRV
Audi Q5	Chrysler Voyager	Honda RDX
Brightdrop EV600 (EV)	Dodge Durango	Honda Odyssey
Buick Enclave	Dodge Hornet (PH option)	Hyundai Staria *
Buick Encore GX *	Ford Bronco Sport	Jeep Cherokee
Buick Envision *	Ford Edge	Jeep Commander *
BMW X7	Ford Escape (PH option)	Jeep Compass
Cadillac Escalade &	Ford Expedition	Jeep Gladiator
Escalade ESV	Ford Explorer	Jeep Grand Cherokee
Cadillac XT4	Ford F-Series Pickup	Jeep Wrangler/Wrangler
Cadillac XT5	Ford F-Series Super Duty	Unlimited (PH option)
Cadillac XT6	Pickup	Kia Sedona *
Chevrolet Blazer	Ford F-150 Lightning (EV)	Kia Carnival *
Chevrolet Colorado *	Ford Maverick Pickup	Lincoln Aviator (PH option)
Chevrolet Equinox	Ford Mustang Mach-E (EV)	Lincoln Corsair (PH option)
Chevrolet Express Van	Ford Ranger Pickup	Lincoln Nautilus
Chevrolet S-10 *	Ford Transit Connect *	Lincoln Navigator
Chevrolet Silverado &	GMC Acadia	Maserati Levante *
Silverado HD Pickup	GMC Canyon *	Ram 1500 Pickup
Chevrolet Suburban	GMC Hummer (EV)	Ram 1500 Classic Pickup
Chevrolet Tahoe	GMC Savana	Volkswagen Tiguan (PH option)
Chevrolet Tracker *	GMC Sierra & Sierra HD	Volvo Polestar 3 (EV)
Chevrolet Trail Blazer *	Pickup	Volvo XC90 (PH option)
Chevrolet Trax *	GMC Terrain

* Vehicles produced outside of North America, or both in and outside North America.

EV – Electric Vehicle

PH – Plug-In Hybrid

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

Sources and Availability of Raw Materials

Our primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum, plastic resins and semiconductor chips and other electronics. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity. We believe our sources for raw materials are very reliable and adequate for our needs. We have not experienced any significant long term supply problems in our operations. However, the impacts of the Coronavirus and geopolitical instability have adversely impacted the supply of certain semiconductor chips and related electronics components which has adversely impacted our, and our customers’, ability to build product and fulfill orders. See further discussion under “Risk Related to Coronavirus and Other Health Epidemics,” “Risk Related to Geopolitical Instability,” and “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included under Item 1A of this Form 10-K.

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

Dependence Upon Significant Customers

A very significant portion of our annual sales are to General Motors Company, Ford Motor Company, and Stellantis (formerly Fiat Chrysler Automobiles).  These three customers accounted for approximately 65 percent and 62 percent of our net sales in 2022 and in 2021, respectively.  Further information regarding sales to our largest customers is set forth under the caption “Risk Factors - Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included under Item 1A of this Form 10-K and “Notes to Financial Statements-Sales and Receivable Concentration” included in Notes to Financial Statements under Item 8 in this Form 10-K.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, we are highly dependent on our major customers for their business, and on these customers' ability to produce and sell vehicles which utilize our products. We have enjoyed good relationships with General Motors Company, Stellantis, Ford Motor Company and other customers in the past, and expect to continue to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on our financial performance. We cannot provide any assurance that any lost sales volume could be replaced despite our historical relationships with our customers.

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

Research and Development

We engage in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2022 and 2021, we incurred approximately $12.2 million and $10.8 million, respectively, on research and development. We believe that, historically, we have committed sufficient resources to research and development and we intend to continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect our interests resulting from these activities.

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

Human Capital

At July 3, 2022, we had approximately 3,373 associates worldwide, of which approximately 488 were employed in the United States and approximately 2,885 were employed outside of the United States. Approximately 180 or 5.3 percent were represented by a collective bargaining agreement at our Milwaukee, Wisconsin facility, all of whom are our production associates. Approximately 104 or 3.1 percent were represented by a collective bargaining agreement at our Leon, Mexico facility. In recent years, we have not experienced any significant work slowdowns, stoppages or other labor disruptions. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. The current contract with our Leon unionized associates is effective through April 12, 2023.

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

Our commitment to our environment is documented in our “Environmental Management System,” which provides for continuous improvement of our efforts toward preventing pollution, complying with relevant environmental legislation and regulations and complying with customer-based environmental regulations. In addition, we maintain our own IATF 16949:2016 and ISO 14001 annual certifications, which are globally recognized quality standards for the automotive industry. STRATTEC’s major initiatives in this area consist of energy improvement initiatives, primarily related to solar in Milwaukee, WI, Auburn Hills, MI, and Juarez, Mexico, and moves to more energy efficient production capital equipment in Milwaukee, WI to reduce carbon emissions.

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

ITEM 1A.  RISK FACTORS

We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

RISK RELATED TO CORONAVIRUS AND OTHER HEALTH EPIDEMICS

The Coronavirus (COVID-19) pandemic adversely affected, and may continue to adversely affect, our operations and supply chains, in particular related to the sourcing of semiconductor chips, and we have experienced and may continue to experience reductions in demand for certain of our products and services as a result of the pandemic and this supply chain disruption. Because we manufacture our products in facilities around the world, including in Mexico and through our joint venture partners in Europe, China and India, we have been and may continue to be vulnerable to an outbreak of COVID-19 (or the resurgence of such an outbreak) or other contagious diseases in those regions as well as in the United States. The effects of COVID-19 and other contagious diseases have included and may continue to include disruptions or restrictions on our ability to travel, our ability to manufacture our affected products and our ability to ship these affected products to customers as well as disruptions that have and may continue to affect our key customers and suppliers, including those in these regions or other affected regions of the world, including in the United States, Mexico, China and neighboring countries. Current and future disruption of our ability to manufacture or distribute our products or of the ability of our customers to take orders of our products or our suppliers to deliver key raw materials on a timely basis has had and could continue to have a material adverse effect on our sales levels, pricing for raw materials and components and our operating results. In addition, the COVID-19 outbreak (or a worsening of this outbreak) and future outbreaks of contagious diseases in the human population has resulted in and could continue to result in a widespread health crisis that adversely affects the economies and financial markets of many countries (including those where we operate or where our products are ultimately used), resulting in an economic downturn that has and could continue to affect demand for our products and impact our operating results.

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

RISK RELATED TO GEOPOLITICAL INSTABILITY

We are currently operating in a period of geopolitical instability resulting from the ongoing military conflict between Russia and the Ukraine, which has significantly contributed to economic uncertainty, capital market disruption and supply chain interruptions in the U.S. and global markets. On February 24, 2022, a full-scale military invasion of the Ukraine by Russian troops began. While the length and impact of the ongoing conflict is unpredictable, the Ukraine conflict could lead to market disruptions, including supply chain interruptions and significant volatility in commodity prices, and in credit and capital markets. The conflict in the Ukraine has led to sanctions and other penalties being levied against Russia by the U.S., the EU, and other countries. Additional potential sanctions and penalties have also been proposed. Russian military actions and the resulting sanctions, as well as future geopolitical conflicts, could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially further disrupting the supply chain for necessary components and raw materials used by us or our customers in producing product. Any of the foregoing factors could have a material adverse effect on our business, operating results, financial condition and cash flows.

BUSINESS RISKS

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company and Stellantis (formerly Fiat Chrysler Automobiles) represented approximately 65 percent of our annual net sales (based on fiscal 2022 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, a reduction in vehicle content, the early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues, operating results, financial condition and cash flows.

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

Production Slowdowns by Customers – Our major customers and many of their suppliers were significantly impacted by the Great Recession of 2008/2009, by the COVID-19 pandemic in 2020, by supply chain issues resulting from the recent conflict in the Ukraine, and by a semiconductor chip shortage in 2021 and 2022. Many of our major customers instituted production cuts during our fiscal 2009 and 2010 due to the Great Recession and shuttered plants. Similarly during 2020, 2021 and 2022 in response to the effects of the COVID-19 pandemic, the Ukraine conflict and the semiconductor chip shortage many of our major customers again instituted production cuts and shuttered plants. While production subsequently increased after the cuts made in 2009 and again in 2021 when plants reopened following the COVID-19 closures, the current Ukraine conflict, semiconductor chip shortage and additional economic slowdowns, pandemics or part supply shortages could bring about new production cuts which could have a material adverse effect on our existing and future revenues, operating results, financial condition and cash flows.

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

OPERATIONAL RISKS

Shortage of Raw Materials or Components Supply – In the event of catastrophic acts of nature such as fires, tsunamis, hurricanes, earthquakes and global pandemics and wars or a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. As a result, there is greater dependence on fewer sources of supply for certain components and materials used in our products, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials, labor disputes or other problems will not result in any shortages or delays in the supply of components to us.

Because of the COVID-19 pandemic and the recent Ukraine conflict, we have experienced supply chain disruptions in fiscal 2021 and fiscal 2022 in particular with semiconductor chip shortages that impact our OEM customers’ ability to finish assembly of new vehicles and which have adversely impacted orders for our products and, accordingly, our results of operations and cash flows. These shortages will most likely continue into our fiscal 2023.

Sources of and Fluctuations in Market Prices of Raw Materials – Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins. These materials are generally available from a limited number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our results of operations, financial condition and cash flows if the increased raw material costs cannot be recovered from our customers. During fiscal 2021 and 2022, we experienced higher raw material costs on the items listed above including freight costs on both raw material and purchased components.

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

Foreign Operations – We own and operate manufacturing operations in Mexico. As discussed below under “Investment in Joint Ventures and Majority Owned Subsidiaries” included in Notes to Financial Statements under Item 8 in this Form 10-K, we also have joint venture and majority owned investments in Mexico, Brazil, China and India. As these operations continue to expand, their success will depend, in part, on our and our partners’ ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations. The success of these joint venture operations may be impacted by our partners’ ability to influence business decisions and therefore the operating results of the joint ventures could be adversely impacted. These influences, as well as conflicts or disagreements with our joint venture partners, could negatively impact the operations, financial results, financial condition and cash flows of our joint venture investments, which could have an adverse impact on our financial results, financial condition and cash flows. In addition, failure of our partners to be able to continue to fund their portion of the joint venture operations could have a material adverse effect on the financial condition and financial results of our joint venture investments, which could have a material adverse effect on our financial results. The joint venture investments in China generated losses in 2012 and 2013 due to relocation costs associated with moves to a new facility and start-up costs associated with a new product line. These relocation costs and start-up costs have been financed internally and externally by VAST China. Additionally, our VAST LLC joint ventures in Brazil and India continue to report losses or breakeven results due to the weak automotive build in those regions. The impact of any future planned capital expenditures or future expansion by VAST LLC in China, Brazil and India, may result in the need for additional future capital contributions to fund the operations of these joint venture investments.

Cyber Vulnerability – In the ordinary course of business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our internal data centers, cloud services and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. Despite our security measures, our information technology and infrastructure, as well as that of our partners, customers and suppliers, may be vulnerable to malicious attacks, breaches or system failures due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operation failure would compromise our networks or that of our business partners, customers or suppliers, and the information stored could be accessed, publicly disclosed, lost or stolen, cause transaction processing errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacturing or shipment of products, or other business disruptions. Although we have cybersecurity insurance in place, such access or other loss of information could result in legal claims or proceedings, regulatory fines or penalties, disruption in our operations, damage to our reputation, loss of confidence in our products and services, increased costs, or the loss of assets, any of which could have a negative impact on our business, results of operations, financial condition and cash flows. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations continue to evolve and increase in terms of sophistication, we may be required to or choose to invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations. We have programs in place to address and mitigate cybersecurity risks. These programs include regular monitoring of outside threats, continuous update of software to mitigate risk, education of employees to the risks of external threats, and simplification of infrastructure to minimize servers. Although we believe the foregoing programs are reasonable actions to mitigate cybersecurity risks, the failure of these programs to adequately protect against these risks could have a negative impact on our business, results of operations, financial condition and cash flows.

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

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and September 2019. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. We also have unionized associates at our Leon, Mexico facility. The current contract with our Leon unionized associates is effective through April 12, 2023. We may encounter further labor disruption and we may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business, financial results, financial condition and cash flows. Labor contracts between General Motors Company, Ford Motor Company and Stellantis (formerly Fiat Chrysler Automobiles) and their unionized associates under the United Auto Workers union expire in September 2023. In addition, their respective labor agreements with the Canadian auto workers union expire in Fall 2023. Labor disruptions encountered by our customers during the contract period could have an adverse effect on our business and our financial results.

FINANCIAL RISKS

Financial Distress of Automotive Supply Base – During the Great Recession, which impacted calendar years 2009 and 2010, deteriorating automotive industry conditions adversely affected STRATTEC and our supply base. Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. During the above time frame, several automotive suppliers filed for bankruptcy protection or ceased operations. The potential continuation or renewal of financial distress within the supply base (whether from COVID-19, the Ukraine conflict, the ongoing supply chain and logistics disruptions or otherwise) and our suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions. In addition, the potential for future adverse industry conditions (including from COVID-19, the Ukraine conflict or otherwise) may require us to provide financial assistance or other measures to ensure uninterrupted production. The continuation or renewal of these industry conditions could have a material adverse effect on our existing and future revenues, financial results, financial condition and cash flows.

Cost Reduction – There is continuing pressure from our major customers to reduce the prices we charge for our products. This requires us to generate cost reductions, including reductions in the cost of components purchased from outside suppliers. If we are unable to generate sufficient production cost savings in the future to offset pre-programmed price reductions or additional price reduction demands, our gross margin and profitability will be adversely affected.

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

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. Our largest customers have recently extended and/or expanded their warranty protection for their vehicles. Other automotive OEMs have similarly extended and/or expanded their warranty programs. We are engaged in ongoing discussions with our customers regarding warranty information and potential claims. The results of these discussions could result in additional warranty charges/claims in future periods. Depending on the nature of and the volume of vehicles involved in the potential warranty claims, these charges could be material to our financial statements. The extended and/or expanded warranty trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims above an OEM derived nominal level. Prior to fiscal 2010, we had experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products. Due to our largest customers’ extension and/or expansion of their warranty protection programs and demands for higher warranty cost sharing arrangements from their suppliers in their terms and conditions of purchase, including from STRATTEC, we increased our provision to cover warranty exposures since fiscal year 2010. In 2015 and 2018, our increased warranty provision was the result of various known or expected customer warranty issues outstanding and estimated future warranty costs to be incurred as of June 2015 and June 2018, respectively, for which amounts were reasonably estimable. As additional information becomes available, actual results may differ from recorded estimates or we may need to record additional warranty provisions, similar to as in 2015 and 2018. Although we have product recall insurance in place, if our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations, financial condition and cash flows.

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

GENERAL RISK FACTOR

In addition to the specific risks above, we, our customers, and our suppliers may be adversely affected by changing economic conditions throughout the world. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our customers, and our suppliers and the economy as a whole also may be affected by future world or local events outside of our control, such as tariffs and other trade protection measures put in place by the United States or other countries, acts of terrorism, developments in the war on terrorism, civil unrest, conflicts in international situations, weather events, natural disasters, outbreaks of infectious diseases, such as the COVID-19 pandemic, and government or political related developments or issues, including changes in tax laws and regulations. These factors could have a material adverse impact on our results of operations, financial condition, and cash flows. Additionally, political and social turmoil, international conflicts (such as the Ukraine conflict) and terrorist acts may put pressure on global economic conditions that may adversely impact our operating results. Unstable political, social or economic conditions may make it difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. If such conditions arise or persist, they could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Registered shareholders of record at July 3, 2022, were 850.

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996.  Since inception of the stock repurchase program, the Board of Directors has periodically increased the number of shares authorized for repurchase under the program.  At July 3, 2022, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395.  The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date.  Over the life of the repurchase program through July 3, 2022, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million.  No shares were repurchased during the year ended July 3, 2022.

ITEM 6.   [RESERVED]

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

Executive Overview

Historically, a significant portion of our total net sales have been to domestic automotive OEMs (General Motors, Ford and Stellantis (formerly Fiat Chrysler)). During the past two decades these customers lost North American market share to the New Domestic automotive manufacturers (primarily the Japanese and Korean automotive manufacturers). In addition to our dependence on our customers’ maintaining their market share, our financial performance depends in large part on conditions in the overall automotive industry, which in turn, are dependent upon the U.S. and global economies. During fiscal years 2022 and 2021, the above domestic automotive OEMs together represented each year 65 percent and 62 percent, respectively, of our total net sales.

During fiscal years 2022 and 2021, we experienced stronger sales demand for our components from our major North American customers noted above as it relates to light trucks and both sport utility and car based utility vehicles in comparison to passenger cars, which was likely influenced by customer preferences and gas prices. If gas prices continue to rise over the next several years, this consumer buying trend may not continue, which is approximately 80 percent light trucks and sport utility vehicles in comparison to 20 percent passenger car vehicle purchases today. During the last 3-5 years our major customers General Motors, Ford and Stellantis eliminated passenger car production on several models in North America as a strategy to improve their overall profitability going forward. Additionally, several of our significant customers have announced plans to increase production volumes for their models of Electric Vehicles.  As these customers start migrating over to Electric Vehicles we believe a significant amount of our current and future product content will continue to be purchased by our key customers and will be adopted in this changeover (refer to vehicle list included at page 7 in this Form 10-K).

Fiscal 2022 net sales were $452 million compared to $485 million in 2021. Both the fiscal 2022 and 2021 net sales were negatively impacted by the global semiconductor chip shortage which caused our OEM customers to temporarily shut down their assembly plants and which ultimately reduced our net sales and profitability during each of these years. In addition, we see these supply chain shortages continuing into fiscal year 2023. Net income attributable to STRATTEC for fiscal 2022 was $7.0 million and the Net income attributable to STRATTEC in fiscal 2021 was $22.5 million. In addition, during fiscal years 2022 and 2021 the Company produced additional finished goods inventory in anticipation of our OEM customers coming out of the temporary shutdowns from the impact of the COVID-19 pandemic and other supply chain shortages to fill their dealer pipelines which are at historic low levels. Also impacting profitability in fiscal year 2022 were increased costs for purchased raw materials relating to zinc, steel, nickel silver, brass, aluminum and plastic resins.  In most cases we were not able to pass along all these increased costs to our customers through pricing increases. Another factor impacting our profitability is our U.S. Dollar and Mexican Peso exchange rate that affects our operations in Mexico. In the case of the Mexican Peso, the Company does have certain hedging strategies to offset the impact of the exchange rate effects on profitability. Finally, on each of January 1, 2022 and 2021, the Mexican Government mandated minimum wage increases of 22% and 15%, respectively which also negatively impacted our overall profitability.

As we look out into the future, the July 2022 projections from our third-party forecasting service indicate that North American light vehicle production will show a significant increase in demand in vehicle production build for the next four years from our original 2022 forecast which was originally set lower due to the expected lingering effects of the COVID-19 pandemic and the ongoing global semiconductor chip shortage. By model year, based on these projections we are expecting a 2022 vehicle build of 13.4 million vehicles, 15.8 million vehicles for 2023, 16.8 million vehicles for 2024, 16.8 million vehicles for 2025 and 16.5 million vehicles for 2026. These vehicle production estimates going forward were significantly increased due to the impact of COVID-19 that lowered vehicle production in late fiscal 2020 and the global semiconductor chip shortage in late fiscal 2021 and 2022 which also continues to negatively impact vehicle production levels. As part of this third party projection, the Ford Motor Company, General Motors and Stellantis are expected to experience increased vehicle production volumes in their production levels during this time period.  Of course, all of these forecasts are subject to variability based on what happens in the overall North American and global economies, especially as it relates to the world wide status of the global semiconductor chip and other supply chain shortages and the lingering impacts of the  COVID-19 pandemic that may shut down our customers' assembly facilities and further disrupt supply chains in the foreseeable future, potential tariff enactment by the United States Government or other foreign countries, the current levels of employment, availability of consumer credit, home equity values, fluctuating fuel prices, changes in customer vehicle and option preferences, product quality issues, including related to recall and product warranty coverage issues, and other key factors that we believe could determine whether consumers can or will purchase new vehicles or particular brands.

Focus and Strategy Going Forward

STRATTEC’s long-term strategy is focused on maximizing long-term shareholder value by driving profitable growth. Our management believes productivity improvements and cost reductions are critical to our competitiveness, while enhancing the value we deliver to our customers. In order to accomplish this, we have been pursuing, and we intend to continue to pursue over the foreseeable future, the following objectives as summarized below:

-	Streamline and standardize processes to increase productivity and improve the quality of our products
-	Maintain a disciplined and flexible cost structure to leverage scale and optimize asset utilization and procurement
-	Maintain our strong financial position by deploying capital spending targeted for growth and productivity improvement
-	Leverage the “VAST Automotive Group Brand” with customer relationships to generate organic growth for STRATTEC from global programs
-	Offer our customers innovative products and technologies, in particular electronics capabilities, along with cost savings solutions to meet their changing demands
-	Explore and execute targeted mergers and acquisitions or other joint venture opportunities with a disciplined due diligence approach and critical financial analysis to drive shareholder value

We use several key performance indicators to gauge progress toward achieving these objectives. These indicators include net sales growth, operating margin improvement, return on capital employed and cash flow from operations.

Results of Operations

2022 Compared to 2021

	Years Ended
	July 3, 2022	June 27, 2021
Net Sales (millions of dollars)	$452.3	$485.3

Net Sales to each of our customers or customer groups in the current year and prior year were as follows (millions of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
General Motors Company	$130.2	$146.5
Stellantis (Formerly Fiat Chrysler Automobiles)	83.3	85.6
Ford Motor Company	79.7	67.7
Tier 1 Customers	59.3	66.8
Commercial and Other OEM Customers	65.0	77.0
Hyundai / Kia	34.8	41.7
Total	$452.3	$485.3

Current year sales were adversely impacted by the global semiconductor chip shortage that temporarily closed several of our customers’ assembly plants, caused production schedule reductions for all of our customers and, as a result, reduced orders for our products and our net sales to all customer groups (other than Ford Motor Company as noted below) in the current year period as compared to the prior year period. Our 2022 fiscal year was 53 weeks while our 2021 fiscal year was 52 weeks. The impact of the additional week of sales during the current year partially offset the reduction in net sales resulting from the semiconductor chip shortage and increased current year sales by approximately $7.4 million. The following items further impacted sales to the noted customer groups between periods:

-

Sales to Ford Motor Company were positively impacted in the current year due to higher product content, and in particular for the new power tailgate program on the F-150 pickup trucks. The favorable impact of this higher product content more than offset the volume reduction in the current year resulting from the global semiconductor chip shortage.

-	Sales to Stellantis were positively impacted in the current year due to increased sales of the Chrysler Pacifica.
-

Commercial and Other OEM Customers, along with Tier 1 Customers, primarily represent purchasers of vehicle access control products, such as latches, key fobs, driver controls, steering column locks and door handles, that we have developed in recent years to complement our historic core business of locks and keys. Sales to Commercial and Other OEM Customers were negatively impacted in the current year by a reduction in sales related to door handle and power access products sold to Volkswagen and Honda of America Manufacturing. Sales to Tier 1 Customers in the current year period were negatively impacted by lower sales volumes on our driver control steering column lock products.

-

Hyundai / Kia sales were negatively impacted in the current year due to lower levels of production on their Kia Carnival, formerly the Kia Sedona and Hyundai Starex minivans, for which we supply primarily power sliding door components.

	Years Ended
	July 3, 2022		June 27, 2021
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$260.8	65.8%	$268.6	66.1%
Labor and Overhead Costs	135.4	34.2%	138.0	33.9%
Total Cost of Goods Sold	$396.2		$406.6

The direct material cost decrease was due to reduced sales volumes between years, as discussed above, which more than offset an increase in direct material costs in the current year as compared to the prior resulting from higher raw material and purchased component costs. In the current year period as compared to the prior year period, our direct material costs decreased as a percent of cost of goods sold while our labor and overhead costs increased as a percent of cost of goods sold. This shift was due to our material costs varying with the sales volume reduction between years while our labor and overhead cost reduction, as discussed below, did not keep pace with the sales reduction between years.

Labor and overhead costs decreased between years. The variable portion of our labor and overhead costs decreased due to lower levels of production at our facilities in the current year as compared to the prior year and production efficiencies at our Milwaukee and Mexico facilities, which reduced labor and overhead costs in the current year as compared to the prior year. This impact was partially offset by less favorable absorption of our fixed overhead costs in the current year as compared to the prior year resulting from the production volume reduction between years and an additional week of expense in the current year as compared to the prior year as our fiscal 2022 was a 53 week year and our fiscal 2021 was a 52 week year. Labor and overhead costs were further impacted by the following:

-Cost Increases:

-	Mexico wages and benefits increased $5.2 million in the current year as compared to the prior year period as a result of January 1, 2021 and January 1, 2022 government mandated minimum wage increases.
-

The U.S. dollar value of our Mexican operations was negatively impacted by approximately $1.8 million in the current year as compared to the prior year due to an unfavorable Mexican peso to U.S. dollar exchange rate between years. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 20.33 pesos to the dollar in the current year period from approximately 20.90 pesos to the dollar in the prior year period.

-

Current year period costs included lump sum bonuses totaling $100,000 paid to our Milwaukee represented hourly workers upon the ratification of a new four-year labor contract, which contract is effective through November 1, 2025.

Cost Decreases:

-	Expense provisions under our incentive bonus plans impacting cost of goods sold decreased $3.8 million between periods.
-	The prior year period included a loss on disposal of fixed assets of $1.4 million compared to a current year quarter loss of $192,000.
	Years Ended
	July 3, 2022	June 27, 2021
Gross Profit (millions of dollars)	$56.0	$78.7
Gross Profit as a percentage of net sales	12.4%	16.2%

The decrease in gross profit dollars in the current year as compared to the prior year was attributed to the decrease in net sales between years, partially offset by the decrease in cost of goods sold as discussed above. Gross profit as a percentage of net sales decreased between years due to reduced sales, which resulted in less favorable absorption of our fixed costs, and due to increased direct material costs between periods, which negatively impacted the gross profit margin percentage by 210 basis points between years, as discussed above.

Engineering, Selling and Administrative Expenses in the current year and prior year were as follows:

	Years Ended
	July 3, 2022	June 27, 2021
Expenses (millions of dollars)	$47.1	$44.7
Expenses as a percentage of net sales	10.4%	9.2%

Engineering, selling and administrative expenses were impacted by the following:

Cost Increases:

-

Prior year customer reimbursement of engineering development costs, which costs were incurred in periods prior to 2021, decreased costs $1.5 million between years, which reimbursement was agreed to in the prior year.

-

Customer reimbursement of engineering development costs, in addition to the $1.5 million noted above, decreased $900,000 between years and resulted from the timing of customer reimbursement for development spending on new product programs.

-	The prior year included temporary wage reductions for our salaried work force, which we implemented to address the impacts of the COVID-19 pandemic on our operations.
-	The current year includes an additional week of expense as our fiscal 2022 was a 53 week year and our fiscal 2021 was a 52 week year.

Cost Decrease:

-	Expense provisions under our incentive bonus plans impacting engineering, selling and administrative expenses decreased $2.8 million between years.

Income from operations in the current year was $8.9 million compared to income from operations of $33.9 million in the prior year. This change between years was the result of decreased sales and increased engineering, selling and administrative expenses, which were partially offset by a decrease in cost of goods sold in the current year as compared to the prior year, all as discussed above.

Equity earnings of joint ventures during the fiscal years ending July 3, 2022 and June 27, 2021 were $181,000 and $2.6 million respectively.  Lower profitability during fiscal 2022 from our VAST LLC joint venture resulted from reduced net sales and reduced profitability in our VAST China operation between years. The reduced profitability in our VAST China operation stemmed from the current global semiconductor chip shortage described above and Chinese Government mandated temporary facility shutdowns due to COVID-19. VAST China’s profitability in the current year was also partially offset with continued startup losses related to their new plant in Jingzhou, China. Additionally, during the current year, VAST China experienced a fire at their Taicang plant. As a result, certain door handle and painting operations were subsequently transferred to their new Jingzhou facility and another supplier. The transfer of production negatively impacted VAST China’s profitability during the second half of our fiscal 2022. We currently believe a presence in the Asian market is a key component of our global strategy. We anticipate that it will contribute to our overall long-term market and financial strength as the Asian market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Due to our limited amount of business in both India and Brazil as well as the impact of COVID-19 and the global semiconductor chip shortage described above, our VAST LLC joint venture in India continues to have break-even operating results and our VAST LLC joint venture in Brazil continues to report losses.

Included in other income (expense), net in the current year and prior year were the following items (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Foreign currency transaction gain (loss)	$237	$(2,445)
Rabbi Trust Assets (loss) gain	(304)	865
Unrealized gain on Mexican peso forward contracts	384	723
Realized gain on Mexican peso forward contracts, net	361	164
Pension and postretirement plans cost	(488)	(483)
Other	233	11
	$423	$(1,165)

-	Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-	The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-

We entered into the Mexican peso currency forward contracts during fiscal 2022 and 2021 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of July 3, 2022 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

-	Pension and postretirement plan costs include net periodic benefit cost other than the service cost component.

Our effective income tax rate for 2022 was 4.5 percent compared to 14.6 percent in 2021. The reduction in our effective tax rate in 2022 as compared to 2021 was due to adjustments made to the amount of our 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our 2021 U.S. income tax returns during 2022 and were attributable to actual results included in non-U.S. income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our 2021 tax provision. The adjustment amounts recorded during 2022 totaled $1.0 million. Our effective tax rate for 2022 excluding these adjustments was 15.6 percent. These adjustments were not material to our previously issued financial statements. Additionally, effective July 20, 2020, the U.S. Treasury Department finalized and enacted previously proposed regulations regarding Global Intangible Low Taxed Income (GILTI) tax provisions of the Tax Cuts and Jobs Act of 2017 (TCJA). Prior to this enactment, GILTI represented a significant U.S. income tax on our foreign earnings during 2020. With the enactment of these final regulations, we became eligible for an exclusion from GILTI since we met provisions for the GILTI High-Tax exception included in the final regulations. The enactment of these new regulations and our eligibility for the GILTI High-Tax exception was retroactive to the original enactment of the GILTI tax provision, which included our fiscal 2020. As a result, we recorded an income tax benefit of $675,000 during 2021. Our income tax provision for each year 2022 and 2021 was affected by the non-controlling interest portion of our pre-tax income, GILTI provisions and R&D tax credit. The non-controlling interest impacts the effective tax rate as our ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (millions of dollars)

	July 3, 2022	June 27, 2021
Current Assets	$188.2	$174.9
Current Liabilities	81.5	77.6
Working Capital	$106.7	$97.3

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Stellantis (formerly Fiat Chrysler Automobiles), General Motors Company and Ford Motor Company. As of the date of filing this Annual Report with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of July 3, 2022 and June 27, 2021 was as follows (millions of dollars):

	July 3, 2022	June 27, 2021
General Motors Company	$24.6	$22.9
Stellantis	$12.8	$11.9
Ford Motor Company	$10.6	$8.2
	$48.0	$43.0

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of July 3, 2022, $2.2 million of our $8.8 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Years Ended
	July 3, 2022	June 27, 2021
Cash Flows from (millions of dollars):
Operating Activities	$10.4	$35.2
Investing Activities	$(14.3)	$(9.0)
Financing Activities	$(1.9)	$(22.9)
	$(5.8)	$3.3

The decrease in cash provided by operating activities between 2021 and 2022 was due to a reduction in operating income as previously discussed. The decrease in operating income was slightly offset by a net decrease in working capital requirements between these years of $1.3 million, with the net decrease in our working capital requirements being made up of the following working capital changes (millions of dollars):

	Increase (Decrease) in Working Capital Requirements
	2022	2021	Change
Accounts Receivable	$5.9	$27.7	$(21.8)
Inventories	$9.6	$16.5	$(6.9)
Customer Tooling	$3.3	$1.2	$2.1
Other Assets	$(0.2)	$1.2	$(1.4)
Accounts Payable and Other Liabilities	$(1.8)	$(28.5)	$26.7
	$16.8	$18.1	$(1.3)

-

The increase in accounts receivable balances during the current year was mostly due to payments from a specific customer being made in advance of the payment term due dates in the prior year while current year payments from that customer were made according to payment term due. The increase in the accounts receivable balances in the prior year reflected reduced sales levels from the end of March 2020 through June 2020, which reduction was primarily due to our OEM customers reducing production schedules and closing their assembly plants due to the COVID-19 outbreak. As sales ramped up during our fiscal 2021, the accounts receivable balance increased accordingly.

-

The change in inventory reflected an increase in inventory balances during both the current year period and the prior year period. The current year increase was due to increased raw material and purchased part costs and an intentional build-up of inventory in order to meet future customer demand associated with potential order volume increases. The prior year period increase was due to an inventory build-up as of June 2021 while our OEM customers experienced assembly plant shut-downs and reduced production schedule during late March 2021 through June 2021 due to certain part shortages.

-

The change in customer tooling balances, which consisted of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, was the result of the timing of tooling development spending required to meet customer production requirements and related billings for customer reimbursements.

-

The prior year change in other assets was the result of an increase in the income tax recoverable, which changes were based on the required income tax provision, the timing and amounts of Federal, state and foreign tax payments made, and the timing of the utilization of foreign tax credits and research and development tax credits.

-

The prior year change in accounts payable and accrued liability balances was primarily the result of an increase in accounts payable balances and accruals under our bonus plans. Bonus accruals at June 2021 totaled $6.6 million. Bonus accruals were zero at June 2020. Accounts payable balances were significantly reduced as of June 2020 due to the impact of COVID-19 and the lower production levels stemming from that impact. Accounts payable balances increased as of June 2021 as our business had ramped-up throughout our fiscal 2021 along with business in the automotive industry in general. The current year change in accounts payable and accrued liability balances includes an increase in accounts payable balances partially offset by a reduction in accruals under our bonus plans. Accounts payable balances continued to increase during our fiscal 2022 due to increase raw material and purchased part costs and increased inventory balances. The reduction in accruals under our bonus plans resulted from a payout of the $6.6 million accrued bonus as of June 2021 during 2022. Bonus accruals were zero at June 2022. Accounts payable balances reflect the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used by investing activities of $14.3 million during 2022 and $9.0 million during 2021 included capital expenditures of $14.2 million and $8.9 million, respectively. Capital expenditures during each year were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Net cash used by investing activities during 2022 and 2021 also included an investment in our VAST LLC joint venture of $150,000 and $100,000, respectively. The investments were made for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda, our Brazilian joint venture.

Net cash used in financing activities of $1.9 million during 2022 included repayments of borrowings under credit facilities of $14.0 million and $1.8 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by borrowings under credit facilities of $13 million and $908,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan. Net cash used in financing activities of $22.9 million during 2021 included repayments of borrowings under credit facilities of $23.0 million and $490,000 of dividend payments to non-controlling interests in our subsidiaries, partially offset by $604,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan.

Cash Requirements

Dividends

On May 13, 2020, our Board of Directors took action to temporarily suspend payment of our quarterly dividend for the foreseeable future in order to conserve cash as a result of the economic downturn caused by COVID-19. No dividends were paid to shareholders during fiscal 2022 and fiscal 2021.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the next fiscal year to cover the future operating and capital requirements of its business. During 2022, capital contributions totaling $450,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contribution totaled $150,000. During 2021, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contribution totaled $100,000.  Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda may require an additional capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during our fiscal year 2023. STRATTEC’s portion of these capital contributions is anticipated to be $100,000. During 2022 and 2021, VAST LLC made no capital contributions to Minda-VAST Access Systems. We currently anticipate no required future capital contributions to Minda-VAST Access Systems for fiscal year 2023.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $13.0 million in fiscal 2023 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at July 3, 2022. A total of 3,655,322 shares have been repurchased over the life of the program through July 3, 2022, at a cost of approximately $136.4 million. No shares were repurchased during fiscal 2022 or 2021. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. At this time, we anticipate minimal or no stock repurchase activity in fiscal year 2023.

Other Cash Requirements

We have an operating lease for our El Paso, Texas finished goods and service parts distribution warehouse, which has a term in excess of one year. We also have purchase commitments related to zinc and other purchased parts. Refer to required future payments under the lease and purchase commitments in the discussion of Leases under Organization and Summary of Significant Accounting Policies and in the discussion of Commitments and Contingencies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021 interest on borrowings under both credit facilities were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of July 3, 2022, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility as of July 3, 2022 or June 27, 2021. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $332,000 and 2.0 percent, respectively, during 2022. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $8.8 million and 1.2 percent, respectively, during 2021. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $11 million at July 3, 2022 and $12 million at June 27, 2021. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $14.2 million and 1.5 percent, respectively, during 2022. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $14.3 million and 1.4 percent, respectively, during 2021. We believe that the credit facilities are adequate, along with existing cash flows from operations, to meet our anticipated capital expenditure, working capital, dividend, and operating expenditure requirements.

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity Earnings of Joint Ventures included in the Notes to Financial Statements included within this Form 10-K.

Critical Accounting Policies

We believe the following represents our critical accounting policies:

Liability for Uncertain Tax Positions – We are subject to income taxation in many jurisdictions around the world. Significant management judgment is required in the accounting for income tax contingencies because the outcomes are often difficult to determine. We are required to measure and recognize uncertain tax positions that we have taken or expect to take in our income tax returns. The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken in an income tax return and the amount recognized in the financial statements. The amount of unrecognized benefits, that if recognized, would affect the effective tax rate was $1.0 million at July 3, 2022 and $1.1 million at June 27, 2021. An increase or decrease in our assessment of the recorded amount of unrecognized benefits by 10 percent would result in an increase or decrease in the reported tax provision, before the impact of interest and penalties, of $100,000 at July 3, 2022 and $110,000 at June 27, 2021. Refer to the discussion of Income Taxes included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

Warranty Reserve – We have a warranty liability recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty liability balance involves judgment and estimates. Our liability estimate is based on an analysis of historical warranty data as well as current trends and information, including our customers’ recent extension or expansion of their warranty programs. Actual warranty costs might differ from estimates due to the level of actual claims varying from our claims experience and estimates and final negotiations and settlements reached with our customers. Therefore, future actual claims experience could result in changes in our estimates of the required liability. Sensitivity of potential warranty or product recall claims is dependent on the respective customer platform, volumes, production years and product content. We have product recall insurance once a recall claim exceeds $5 million with a limit of $35 million. Refer to the discussion of Warranty Reserve under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATTEC SECURITY CORPORATION (the "Company") as of July 3, 2022 and June 27, 2021, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended July 3, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2022 and June 27, 2021, and the results of its operations and its cash flows for each of the two years in the period ended July 3, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 3, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2022 expressed an unqualified opinion.

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

Warranty Reserve

As described in the Notes to Financial Statements, the Company records a liability for known and potential exposure to warranty claims in the event its products fail to perform as expected and in the event that it may be required to participate in the repair costs incurred by its customers for such products. At July 3, 2022, the Company’s warranty reserve was $8.1 million. The warranty reserve is estimated based on management’s analysis of historical data, current trends, known and projected claims for products sold, and the terms of specific customer warranty programs and supply agreements. The warranty reserve requires management to apply significant judgment to its estimation of the liability which requires substantial auditor judgment due to the highly subjective nature and materiality of the future estimated claims to be paid. Actual warranty costs may differ from management’s estimated costs as a result of, but not limited to, negotiations with customers, changes to assumptions of repair and/or replacement costs, and changes to trends in product performance. Such matters may require future adjustments to the liability which could be significant.

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

c.	Testing the completeness and accuracy of the claims to date and payments.
d.	Evaluating the reasonableness of the estimated repair costs by comparing historical repair costs to estimated future repair cost for known product issues.
e.	Evaluating the reasonableness of management’s judgement regarding negotiations with customers.
f.	Independently developing ranges of possible outcomes based on the Company’s historical claim experience and comparing those to the warranty reserve established by the Company.

/s/ Crowe LLP

We have served as the Company's auditor since fiscal year 2021.

Oak Brook, Illinois

September 8, 2022

Firm ID: 173

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended
	July 3, 2022	June 27, 2021
NET SALES	$452,265	$485,295
Cost of goods sold	396,249	406,637
GROSS PROFIT	56,016	78,658
Engineering, selling, and administrative expenses	47,119	44,743
INCOME FROM OPERATIONS	8,897	33,915
Equity earnings of joint ventures	181	2,560
Interest expense	(221)	(302)
Other income (expense), net	423	(1,165)
INCOME BEFORE BENEFIT FOR INCOME TAXES AND NON- CONTROLLING INTEREST	9,280	35,008
Provision for income taxes	420	5,111
NET INCOME	8,860	29,897
Net income attributable to non-controlling interest	1,828	7,365
NET INCOME ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$7,032	$22,532
COMPREHENSIVE INCOME:
NET INCOME	$8,860	$29,897
Currency translation adjustments, net of tax	(2,306)	7,144
Pension and postretirement plans, net of tax	178	(135)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,128)	7,009
COMPREHENSIVE INCOME	6,732	36,906
Comprehensive income attributable to non-controlling interest	1,560	9,058
COMPREHENSIVE INCOME ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$5,172	$27,848
INCOME PER SHARE ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION:
Basic	$1.82	$5.95
Diluted	$1.80	$5.85
AVERAGE SHARES OUTSTANDING:
Basic	3,861	3,788
Diluted	3,910	3,852

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Income and Comprehensive Income.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE AMOUNTS)

	July 3, 2022	June 27, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,774	$14,465
Receivables, less allowance for doubtful accounts of $500 at July 3, 2022 and June 27, 2021	75,827	69,902
Inventories, net	80,482	70,860
Customer tooling in progress, net	10,828	7,571
Income taxes recoverable	2,492	5,716
Other current assets	9,829	6,390
Total current assets	188,232	174,904
INVESTMENT IN JOINT VENTURES	26,344	27,224
DEFERRED INCOME TAXES	6,937	5,052
OTHER LONG-TERM ASSETS	5,438	6,982
PROPERTY, PLANT AND EQUIPMENT, NET	91,729	96,401
	$318,680	$310,563
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,950	$36,727
Accrued liabilities:
Payroll and benefits	17,905	22,483
Environmental	1,390	1,390
Warranty	8,100	8,425
Other	10,130	8,547
Total current liabilities	81,475	77,572
Commitments and Contingencies – see note beginning on page 46
BORROWINGS UNDER CREDIT FACILITIES	11,000	12,000
ACCRUED PENSION OBLIGATIONS	1,259	2,334
ACCRUED POSTRETIREMENT OBLIGATIONS	463	599
OTHER LONG-TERM LIABILITIES	4,070	4,625
SHAREHOLDERS’ EQUITY:
Common stock, authorized 18,000,000 shares at July 3, 2022 and 12,000,000 shares at June 27, 2021, $.01 par value, issued 7,481,169 shares at July 3, 2022 and 7,411,717 shares at June 27, 2021	75	74
Capital in excess of par value	101,524	99,512
Retained earnings	241,504	234,472
Accumulated other comprehensive loss	(18,657)	(16,797)
Less: Treasury stock at cost (3,604,466 shares at July 3, 2022 and 3,606,652 shares at June 27, 2021)	(135,580)	(135,615)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	188,866	181,646
Non-controlling interest	31,547	31,787
Total shareholders’ equity	220,413	213,433
	$318,680	$310,563

The accompanying Notes to Financial Statements are an integral part of these Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling interest
BALANCE June 28, 2020	$175,441	$74	$97,977	$211,940	$(22,113)	$(135,656)	$23,219
Net income	29,897	—	—	22,532	—	—	7,365
Currency translation adjustments	7,144	—	—	—	5,451	—	1,693
Pension and postretirement funded status adjustment, net of tax of $42	(135)	—	—	—	(135)	—	—
Cash dividends paid to non-controlling interests of subsidiaries	(490)	—	—	—	—	—	(490)
Stock-based compensation	972	—	972	—	—	—	—
Stock option exercises	526	—	526	—	—	—	—
Employee stock purchases	78	—	37	—	—	41	—
BALANCE June 27, 2021	$213,433	$74	$99,512	$234,472	$(16,797)	$(135,615)	$31,787
Net income	8,860	—	—	7,032	—	—	1,828
Currency translation adjustments	(2,306)	—	—	—	(2,038)	—	(268)
Pension and postretirement funded status adjustment, net of tax of $55	178	—	—	—	178	—	—
Cash dividends paid to non-controlling interests of subsidiaries	(1,800)	—	—	—	—	—	(1,800)
Stock-based compensation	1,140	—	1,140	—	—	—	—
Stock option exercises	827	1	826	—	—	—	—
Employee stock purchases	81	—	46	—	—	35	—
BALANCE July 3, 2022	$220,413	$75	$101,524	$241,504	$(18,657)	$(135,580)	$31,547

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Shareholders’ Equity.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended
	July 3, 2022	June 27, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,860	$29,897
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of joint ventures	(181)	(2,560)
Depreciation	19,379	19,786
Foreign currency transaction (gain) loss	(237)	2,445
Unrealized gain on peso forward contracts	(384)	(723)
Loss on disposition of property, plant and equipment	192	1,421
Deferred income taxes	(1,981)	1,473
Stock-based compensation expense	1,140	972
Change in operating assets and liabilities:
Receivables	(5,935)	(27,744)
Inventories	(9,622)	(16,460)
Other assets	(3,074)	(2,435)
Accounts payable and accrued liabilities	1,794	28,540
Other, net	485	538
Net cash provided by operating activities	10,436	35,150
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint ventures	(150)	(100)
Additions to property, plant and equipment	(14,188)	(8,929)
Proceeds received on sale of property, plant and equipment	5	8
Net cash used in investing activities	(14,333)	(9,021)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	13,000	—
Repayments under credit facilities	(14,000)	(23,000)
Exercise of stock options and employee stock purchases	908	604
Dividends paid to non-controlling interests of subsidiaries	(1,800)	(490)
Net cash used in financing activities	(1,892)	(22,886)
FOREIGN CURRENCY IMPACT ON CASH	98	(552)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,691)	2,691
CASH AND CASH EQUIVALENTS
Beginning of year	14,465	11,774
End of year	$8,774	$14,465
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (Recovered) Paid During the Period For:
Income taxes	$(842)	$5,431
Interest	$230	$320
Non-Cash Investing Activities:
Change in capital expenditures in accounts payable	$1,297	$225

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

Risks and Uncertainties:    In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The coronavirus subsequently spread, and infections occurred in multiple countries around the world, including the United States. In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, and in certain cases, advising or requiring individuals to limit or forego their time outside of their homes or from participating in large group gatherings. Accordingly, the COVID-19 outbreak, as well as the recent conflict in the Ukraine, has severely restricted the level of economic activity in many countries, and continues to adversely impact global economic activity, including with respect to customer purchasing actions and supply chain continuity and disruption, and in particular the supply of semiconductor chips, transponders and related components to the automotive industry.

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal year ended June 27, 2021. Nonetheless, during the fourth quarter of our fiscal 2021, our net sales were negatively impacted by a global semiconductor chip shortage (especially as it relates to the automotive industry), which shortage continued into our fiscal 2022 resulting in a decrease in our net sales for 2022 as compared to 2021. Additionally, inflationary pressures resulted in increased raw material and purchased part costs as well as increased wage rates in Mexico beginning in calendar 2021. Such increases negatively impacted our operating results in 2022 as compared to 2021.

Each of the COVID-19 outbreak, the Ukraine conflict and the resulting inflationary pressures in the U.S. and global economy continue to adversely impact our operating results due mostly to the supply chain continuity and disruption issues noted above, and in particular related to the supply of semiconductor chips, transponders and related components to our customers in the automotive industry.  The extent of such impacts, including related to their duration and intensity, depends upon any continued spread of the COVID-19 outbreak, the length of the Ukraine conflict and related regulatory or operating restraints, which may be precautionary, imposed by local governments and the private sector. All of these events may continue to impact the supply chain and our operations, including impacting our customers, workforce and suppliers, any of which may continue to disrupt and limit sourcing of semiconductor chips, transponders and other critical supply chain components needed by us and our customers to meet expected production schedules.  Moreover, these events may continue to create added inflationary pressures on our operations, including related to wages and the prices of raw materials and purchased parts.  All of these foregoing matters, including their scope and duration are uncertain and cannot be predicted as to timing and cost impacts.  These changing conditions may also affect the estimates and assumptions made by our management in our financial statements. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

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

Fiscal Year: Our fiscal year ends on the Sunday nearest June 30. The year ended July 3, 2022 is comprised of 53 weeks. The year ended June 27, 2021 is comprised of 52 weeks.

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

The following table quantifies the outstanding Mexican peso forward contracts as of July 3, 2022 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	July 19, 2022 - June 13, 2023	$9,000	22.42	$627

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Consolidated Balance Sheets was as follows (thousands of dollars):

	July 3, 2022	June 27, 2021
Not designated as hedging instruments:
Other current assets:
Mexican peso forward contracts	$627	$243

The pre-tax effects of the Mexican peso forward contracts on the accompanying Consolidated Statements of Income and Comprehensive Income consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Years Ended
	July 3, 2022	June 27, 2021
Not Designated as Hedging Instruments:
Realized gain	$434	$164
Realized (loss)	$(73)	$—
Unrealized gain	$384	$723

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated their book value as of July 3, 2022 and June 27, 2021. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. There is an established fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 – Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments. Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2022 and June 27, 2021 (thousands of dollars):

	July 3, 2022				June 27, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Rabbi Trust assets:
Stock index funds:
Small cap	$142	$—	$—	$142	$384	$—	$—	$384
Mid cap	291	—	—	291	377	—	—	377
Large cap	416	—	—	416	756	—	—	756
International	447	—	—	447	1,104	—	—	1,104
Fixed income funds	1,023	—	—	1,023	960	—	—	960
Cash and cash equivalents	—	961	—	961	—	2	—	2
Mexican peso forward contracts	—	627	—	627	—	243	—	243
Total assets at fair value	$2,319	$1,588	$—	$3,907	$3,581	$245	$—	$3,826

The Rabbi Trust assets fund our supplemental executive retirement plan. Of the July 3, 2022 $3.3 million Rabbi Trust asset balance, $863,000 was included in Other Current Assets and $2.4 million was included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. The June 27, 2021 $3.6 million Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate and interest rate differentials between the two currencies.

Receivables: Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith/dealership distributors relating to our service and aftermarket sales. We evaluate the collectability of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items, general economic conditions (including with respect to the impact of COVID-19, the Ukraine conflict and the supply chain disruptions on our customers) and the industry as a whole. The allowance for doubtful accounts totaled $500,000 at July 3, 2022 and June 27, 2021.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at net realizable value using the first-in, first-out (“FIFO”) cost method of accounting. Inventories consisted of the following (thousands of dollars):

	July 3, 2022	June 27, 2021
Finished products	$19,499	$20,633
Work in process	18,263	14,707
Purchased materials	48,209	40,900
	85,971	76,240
Excess and obsolete reserve	(5,489)	(5,380)
Inventories, net	$80,482	$70,860

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

	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written Off	Balance, End of Year
Year ended July 3, 2022	$5,380	$962	$853	$5,489
Year ended June 27, 2021	$4,890	$973	$483	$5,380

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Expected Useful Lives
Land improvements	20 years
Buildings and improvements	15 to 35 years
Machinery and equipment	3 to 15 years

Property, plant and equipment consisted of the following (thousands of dollars):

	July 3, 2022	June 27, 2021
Land and improvements	$6,041	$5,963
Buildings and improvements	37,158	36,325
Machinery and equipment	235,050	228,141
	278,249	270,429
Less: accumulated depreciation	(186,520)	(174,028)
	$91,729	$96,401

Depreciation expense was as follows for the periods indicated (thousands of dollars):

Fiscal Year	Depreciation Expense
2022	$19,379
2021	$19,786

The gross and net book value of property, plant and equipment located outside of the United States, primarily in Mexico, were as follows (thousands of dollars):

	July 3, 2022	June 27, 2021
Gross book value	$159,909	$154,371
Net book value	$64,645	$67,348

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to not be recoverable, the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. There were no impairments recorded in the years ended July 3, 2022 or June 27, 2021.

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Consolidated Balance Sheets are presented below (thousands of dollars):

	July 3, 2022	June 27, 2021
Right-of-Use Asset Under Operating Lease:
Other Long-Term Assets	$3,021	$3,399
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$403	$378
Other Long-Term Liabilities	2,618	3,021
	$3,021	$3,399

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under the non-cancelable lease are as follows as of July 3, 2022 (thousands of dollars):

2023	$497
2024	509
2025	522
2026	535
Thereafter	1,299
Total Future Minimum Lease Payments	3,362
Less: Imputed Interest	(341)
Total Lease Obligations	$3,021

Cash flow information related to the operating lease is shown below (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$484	$473

The weighted average remaining lease term and discount rate for the El Paso, Texas operating lease are shown below:

	July 3, 2022	June 27, 2021
Weighted Average Remaining Lease Term, (in years)	6.3	7.3
Weighted Average Discount Rate	3.3%	3.3%

Operating lease expense for the year ended July 3, 2022 and June 27, 2021 totaled $484,000 and $473,000, respectively.

Supplier Concentrations: The following inventory purchases were made from major suppliers during each fiscal year noted:

Fiscal Year	Percentage of Inventory Purchases	Number of Suppliers
2022	38%	6
2021	44%	8

We have long-term contracts or arrangements with most of our suppliers to guarantee the availability of raw materials and component parts.

Labor Concentrations: We had approximately 3,373 full-time associates. Approximately 180 or 5.3 percent of our full time associates were represented by a labor union at July 3, 2022 at our Milwaukee facility, which associates account for all production associates at our Milwaukee, WI facility. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. Additionally, approximately 104 or 3.1 percent of our full time associates were represented by a labor union at our Leon, Mexico facility. The current contract with our Leon unionized associates is effective through April 12, 2023.

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

We do not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer. Therefore, we recognize revenue at the point in time we satisfy a performance obligation by transferring control of a part to a customer. Amounts billed to customers related to shipping and handling costs are included in Net Sales in the accompanying Consolidated Statements of Income and Comprehensive Income. Shipping and handling costs are accounted for as fulfillment costs and are included in Cost of Goods Sold in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

Contract Balances:

We had no material contract assets or contract liabilities as of July 3, 2022 or June 27, 2021.

Product Sales and Sales and Receivable Concentration:

Refer to Product Sales and Sales and Receivable Concentration included herein for revenue by product group and revenue by customer.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenditures were approximately $12.2 million in 2022 and $10.8 million in 2021.

Other Income (Expense), Net: Net other income (expense) included in the accompanying Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts during fiscal 2022 and 2021 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of July 3, 2022 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. The impact of these items for the periods presented was as follows (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Foreign currency transaction gain (loss)	$237	$(2,445)
Rabbi Trust Assets (loss) gain	(304)	865
Unrealized gain on Mexican peso forward contracts	384	723
Realized gain on Mexican peso forward contracts, net	361	164
Pension and postretirement plans cost	(488)	(483)
Other	233	11
	$423	$(1,165)

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

	Balance, Beginning of Year	Provision Charged to Expense	Payments	Balance, End of Year
Year ended July 3, 2022	$8,425	$265	$590	$8,100
Year ended June 27, 2021	$8,500	$373	$448	$8,425

Foreign Currency Translation: The financial statements of our foreign subsidiaries and equity investees are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for sales, costs and expenses. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net in the accompanying Consolidated Statements of Income and Comprehensive Income.

Accumulated Other Comprehensive Loss (“AOCL”): The following tables summarize the changes in AOCL for the years ended July 3, 2022 and June 27, 2021 (thousands of dollars):

	Year Ended July 3, 2022
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance June 27, 2021	$14,685	$2,112	$16,797
Other comprehensive loss before reclassifications	1,700	188	1,888
Income Tax	606	(43)	563
Net other comprehensive loss before Reclassifications	2,306	145	2,451
Reclassifications:
Actuarial losses (A)	—	(422)	(422)
Total reclassifications before tax	—	(422)	(422)
Income Tax	—	99	99
Net reclassifications	—	(323)	(323)
Other comprehensive loss	2,306	(178)	2,128
Other comprehensive loss attributable
to non-controlling interest	268	—	268
Balance July 3, 2022	$16,723	$1,934	$18,657

	Year Ended June 27, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance June 28, 2020	$20,136	$1,977	$22,113
Other comprehensive loss before reclassifications	(6,924)	540	(6,384)
Income Tax	(220)	(128)	(348)
Net other comprehensive loss before Reclassifications	(7,144)	412	(6,732)
Reclassifications:
Prior service credits (A)	—	8	8
Actuarial losses (A)	—	(369)	(369)
Total reclassifications before tax	—	(361)	(361)
Income Tax	—	84	84
Net reclassifications	—	(277)	(277)
Other comprehensive income	(7,144)	135	(7,009)
Other comprehensive income attributable
to non-controlling interest	(1,693)	—	(1,693)
Balance June 27, 2021	$14,685	$2,112	$16,797

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Consolidated Statements of Income and Comprehensive Income. See Retirement Plans and Postretirement Costs note to these Notes to Financial Statements below.

Stock-Based Compensation: We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of July 3, 2022 were 177,959. Awards that expire or are cancelled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under the stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of our Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of our Board of Directors at the time the shares are granted and have a minimum vesting period of one year from the date of grant. Restricted shares granted have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Restricted stock grants issued vest 1 to 3 years after the date of grant.

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

All compensation cost related to stock options granted under the plan has been recognized as of July 3, 2022. Unrecognized compensation cost as of July 3, 2022 related to restricted stock granted under the plan was as follows (thousands of dollars):

	Compensation Cost	Weighted Average Period over which Cost is to be Recognized (in years)
Restricted stock granted	$1,374	1.0

Unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Cash received from stock option exercises and the related income tax benefit were as follows (thousands of dollars):

Fiscal Year	Cash Received from Stock Option Exercises	Income Tax Benefit
2022	$827	$74
2021	$526	$130

The intrinsic value of stock options exercised and the fair value of options vested were as follows (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Intrinsic value of options exercised	$451	$555
Fair value of stock options vested	$—	$—

No options were granted during the fiscal years ended July 3, 2022 or June 27, 2021.

The range of options outstanding as of July 3, 2022 was as follows:

	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price Outstanding and Exercisable	Weighted Average Remaining Contractual Life Outstanding (In Years)
$25.64	4,251	$25.64	0.13
$38.71	27,911	$38.71	1.13
$79.73	9,010	$79.73	2.13
	41,172	$46.34

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties on uncertain tax positions are classified in the (Benefit) Provision for Income Taxes in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third equity interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $918,000 in 2022 and $874,000 in 2021. STRATTEC also pays WITTE a royalty related to certain latch product sales. Such royalties incurred totaled $889,000 in 2022 and $1.1 million in 2021. The outstanding payable balance to WITTE was $459,000 and $427,000 as of July 3, 2022 and June 27, 2021, respectively.

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

VAST LLC investments are accounted for using the equity method of accounting. Results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $181,000 during 2022 and $2.6 million during 2021. During 2022, capital contributions totaling $450,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contribution totaled $150,000. During 2021, capital contributions totaling $300,000 were made to VAST LLC for purposes of funding operations in Brazil. STRATTEC’s portion of the capital contributions totaled $100,000.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and decreased net income to STRATTEC of approximately $111.8 million and $100,000, respectively, in 2022 and increased net sales and increased net income to STRATTEC of approximately $126.2 million and $4.1 million, respectively, in 2021. ADAC Charges ADAC-STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of ADAC-STRATTEC LLC net sales, are included in the consolidated results of STRATTEC, and totaled $7.8 million in 2022 and $8.8 million in 2021. The related outstanding payable balance to ADAC was $1.9 million as of each of July 3, 2022 and June 27, 2021. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $9.1 million in 2022 and $11.6 million in 2021. The related outstanding receivable balance from ADAC was $1.6 million and $1.5 million as of July 3, 2022 and June 27, 2021, respectively.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate, tail gate and deck lid system access control products which were acquired from Delphi Corporation. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net sales and increased net income to STRATTEC of approximately $95.7 million and $5.3 million, respectively, in 2022 and $95.2 million and $6.4 million, respectively, in 2021.

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

During the quarter ended March 27, 2022, VAST China experienced a fire at their Taicang facility. As a result, certain door handle and painting operations were subsequently transferred to their new Jingzhou facility and to another supplier. The transfer of production negatively impacted VAST China’s profitability for the six month period ended July 3, 2022.

The following are summarized statements of operations and summarized balance sheet data for VAST LLC (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Net sales	$191,642	$210,149
Cost of goods sold	160,886	171,930
Gross profit	30,756	38,219
Engineering, selling and administrative expense	31,887	30,605
(Loss) income from operations	(1,131)	7,614
Other income, net	902	1,681
(Loss) income before (benefit) provision for income taxes	(229)	9,295
(Benefit) provision for income taxes	(766)	1,554
Net income	$537	$7,741
STRATTEC’s share of VAST LLC net
income	$179	$2,580
Intercompany profit eliminations	2	(20)
STRATTEC’s equity earnings of VAST LLC	$181	$2,560

	July 3, 2022	June 27, 2021
Cash and cash equivalents	$21,694	$7,623
Receivables, net	39,467	48,717
Inventories, net	26,881	27,697
Other current assets	14,574	28,592
Total current assets	102,616	112,629
Property, plant and equipment, net	70,096	69,352
Other long-term assets	16,686	17,432
Total assets	$189,398	$199,413
Current debt	$388	$4,605
Other current liabilities	87,294	91,373
Long-term debt	20,079	18,993
Other long-term liabilities	2,258	2,418
Total liabilities	$110,019	$117,389
Net assets	$79,379	$82,024
STRATTEC’s share of VAST LLC net assets	$26,460	$27,341

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged from VAST LLC to STRATTEC for general headquarter expenses. The following tables summarize the related party transactions with VAST LLC for the periods indicated (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Sales to VAST LLC	$1,805	$3,900
Purchases from VAST LLC	$169	$527
Expenses charged to VAST LLC	$593	$1,507
Expenses charged from VAST LLC	$784	$1,167

	July 3, 2022	June 27, 2021
Accounts receivable from VAST LLC	$63	$84
Accounts payable to VAST LLC	$23	$25

CREDIT FACILITIES

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities expire on August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.0 percent or the bank’s prime rate. Interest on borrowings under the ADAC-STRATTEC Credit Facility through May 31, 2021 was at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Effective June 1, 2021, interest on borrowings under both credit facilities were at varying rates based, at our option, on the London Interbank Offering Rate (“LIBOR”) plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of July 3, 2022, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities referenced in the above paragraph as of the end of 2022 and 2021 were as follows (thousands of dollars):

	July 3, 2022	June 27, 2021
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	11,000	12,000
	$11,000	$12,000

Average outstanding borrowings and the weighted average interest rate under each such credit facility during 2022 and 2021 were as follows (thousands of dollars):

	Average Outstanding Borrowings		Weighted Average Interest Rate
	Years Ended		Years Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
STRATTEC Credit Facility	$332	$8,775	2.0%	1.2%
ADAC-STRATTEC Credit Facility	$14,248	$14,346	1.5%	1.4%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at July 3, 2022 is adequate.

 At July 3, 2022, we had purchase commitments related to zinc and aluminum. We also had minimum rental commitments under non-cancelable operating leases with a term in excess of one year. The purchase and minimum rental commitments are payable as follows (thousands of dollars):

	Purchase	Minimum Rental
Fiscal Year	Commitments	Commitments
2023	$5,925	$497
2024	$—	$509
2025	$—	$522
2026	$—	$535
2027	$—	$1,299

INCOME TAXES

The provision for income taxes consisted of the following (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Currently (recoverable) payable:
Federal	$(691)	$557
State	161	420
Foreign	2,931	2,661
	2,401	3,638
Deferred tax provision	(1,981)	1,473
	$420	$5,111

The items accounting for the difference between income taxes computed at the Federal statutory tax rate and the provision for income taxes were as follows:

	Years Ended
	July 3, 2022	June 27, 2021
U.S. statutory rate	21.0%	21.0%
State taxes, net of Federal tax benefit	0.4	1.1
Foreign subsidiaries	8.4	1.0
Return to provision adjustment	(11.1)	—
Global intangible low-taxed income	0.5	0.5
Research and development tax credit	(9.7)	(2.3)
Solar investment tax credit	(0.8)	—
Non-controlling interest	(1.8)	(5.9)
Stock based compensation	(1.3)	0.1
Other	(1.1)	(0.9)
	4.5%	14.6%

The return to provision adjustment related to adjustments we made to our fiscal 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our US income tax returns during fiscal 2022 and were attributable to actual results included in the non-US income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our fiscal 2021 tax provision. This adjustment was not material to our previously issued financial statements.

The components of deferred tax (liabilities) assets were as follows (thousands of dollars):

	July 3, 2022	June 27, 2021
Unrecognized pension and postretirement benefit plan liabilities	$604	$659
Accrued warranty	423	499
Payroll-related accruals	3,085	3,044
Stock-based compensation	360	306
Inventory reserve	1,010	964
Environmental reserve	327	327
Repair and maintenance supply parts reserve	222	284
Allowance for doubtful accounts	118	118
Lease Liability	710	799
Right of Use Assets	(710)	(799)
Credit carry-forwards	2,986	1,544
Postretirement obligations	(233)	(294)
Accumulated depreciation	(3,886)	(4,663)
Accrued pension obligations	504	459
Joint ventures	971	1,187
Other	446	618
	$6,937	$5,052

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Federal credit carry-forwards at July 3, 2022 resulted in future benefits of approximately $2.8 million and expire between 2031 and 2040. We currently anticipate having sufficient Federal taxable income to offset these credit carry-forwards. State credit carry-forwards at July 3, 2022 resulted in future benefits of approximately $192,000 and expire at varying times between 2025 and 2031. A valuation allowance of $158,000 has been recorded as of July 3, 2022, due to our assessment of the future realization of certain state credit carry-forward benefits. We do not currently anticipate having sufficient state taxable income to offset these credit carry-forwards. Foreign income before the provision for income taxes was $8.6 million in 2022 and $5.1 million in 2021.

The total liability for unrecognized tax benefits was $1.5 million as of July 3, 2022 and $1.6 million as of June 27, 2021 and was included in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. This liability includes approximately $1.3 million and $1.5 million of unrecognized tax benefits at July 3, 2022 and June 27, 2021, respectively, and approximately $137,000 of accrued interest at July 3, 2022 and $146,000 at June 27, 2021. This liability does not include an amount for accrued penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $1.0 million at July 3, 2022 and $ 1.1 million at June 27, 2021. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended July 3, 2022 and June 27, 2021 (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Unrecognized tax benefits, beginning of year	$1,458	$1,462
Gross increases – tax positions in prior years	13	76
Gross decreases – tax positions in prior years	(19)	—
Gross increases – current period tax positions	241	207
Tax years closed	(379)	(287)
Unrecognized tax benefits, end of year	$1,314	$1,458

We or one of our subsidiaries files income tax returns in the United States (Federal), Wisconsin (state), Michigan (state) and various other states, Mexico and other foreign jurisdictions. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2019 through 2022 for Federal, fiscal 2018 through 2022 for most states and calendar 2017 through 2021 for foreign jurisdictions.

RETIREMENT PLANS AND POSTRETIREMENT COSTS

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump-sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $3.3 million at July 3, 2022 and $3.6 million at June 27, 2021, respectively. Refer to Fair Value of Financial Instruments discussion included in Notes to Financial Statements herein for further discussion of Rabbi Trust assets. The Rabbi Trust assets are excluded from the SERP tables below as they do not qualify as plan assets. The projected benefit obligation under the SERP, which is included in the SERP tables below, was $3.2 million at July 3, 2022 and $2.8 million at June 27, 2021. The SERP has a separately determined accumulated benefit obligation, which is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumptions about future compensation levels. The accumulated benefit obligation under the SERP was $2.8 million at July 3, 2022 and $2.6 million at June 27, 2021.

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

Amounts included in accumulated other comprehensive loss, net of tax, at July 3, 2022, which have not yet been recognized in net periodic benefit cost were as follows (thousands of dollars):

	SERP	Postretirement
Net actuarial loss	$777	$1,157

Unrecognized net actuarial losses included in accumulated other comprehensive loss at July 3, 2022 which are expected to be recognized in net periodic benefit cost (credit) in fiscal 2023, net of tax, for the SERP and postretirement plans are as follows (thousands of dollars):

	SERP	Postretirement
Net actuarial loss	$94	$205

The following tables summarize the SERP and postretirement plans’ income and expense, funded status and actuarial assumptions for the years indicated (thousands of dollars). We use a June 30 measurement date for our SERP and postretirement plans.

	SERP Benefits		Postretirement Benefits
	Years Ended		Years Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
COMPONENTS OF NET PERIODIC BENEFIT COST (CREDIT):
Service cost	$63	$63	$12	$13
Interest cost	53	41	13	16
Plan settlements	—	65	—	—
Amortization of prior service cost (credit)	—	—	—	(8)
Amortization of unrecognized net loss	86	10	336	359
Net periodic benefit cost (credit)	$202	$179	$361	$380

WEIGHTED-AVERAGE ASSUMPTIONS:
Benefit Obligations:
Discount rate	4.26%	2.06%	4.23%	2.01%
Rate of compensation increases	4.0%	3.0%	n/a	n/a
Net Periodic Benefit Cost:
Discount rate	2.06%	2.33%	2.01%	2.07%
Rate of compensation increases	3.0%	3.0%	n/a	n/a
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$2,797	$2,293	$709	$821
Service cost	63	63	12	13
Interest cost	53	41	13	16
Actuarial loss (gain)	265	631	(77)	(26)
Benefits paid	(14)	(231)	(99)	(115)
Benefit obligation at end of year	$3,164	$2,797	$558	$709
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contribution	14	231	99	115
Benefits paid	(14)	(231)	(99)	(115)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status – accrued benefit obligations	$(3,164)	$(2,797)	$(558)	$(709)
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS:
Accrued payroll and benefits (current liabilities)	(1,905)	(463)	(95)	(110)
Accrued benefit obligations (long-term liabilities)	(1,259)	(2,334)	(463)	(599)
Net amount recognized	$(3,164)	$(2,797)	$(558)	$(709)
CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME:
Net periodic benefit cost	$202	$179	$361	$380
Net actuarial loss (gain)	265	631	(77)	(26)
Settlement loss	—	(65)	—	—
Amortization of prior service credits	—	—	—	8
Amortization of unrecognized net loss	(86)	(10)	(336)	(359)
Total recognized in other comprehensive (income) loss, before tax	179	556	(413)	(377)
Total recognized in net periodic benefit cost and other comprehensive loss, before tax	$381	$735	$(52)	$3

For measurement purposes as it pertains to the estimated obligation associated with retirees prior to January 1, 2010, a 5.6 percent annual rate increase in the per capita cost of covered health care benefits was assumed for fiscal 2023; the rate was assumed to decrease gradually to 3.0 percent by the year 2025 and remain at that level thereafter. The health care cost trend assumption has a minimal effect on our postretirement benefit amounts reported.

We expect to contribute $1.9 million to our SERP and $96,000 to our postretirement health care plan in fiscal 2023. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted below (thousands of dollars):

	SERP Benefits	Postretirement Benefits
2023	$1,946	$96
2024	$14	$98
2025	$14	$67
2026	$14	$40
2027	$14	$38
2028-2032	$2,373	$233

All U.S. associates may participate in our 401(k) Plan. We contribute 100 percent up to the first 5 percent of eligible compensation that a participant contributes to the plan. Our contributions to the 401(k) Plan were as follows (thousands of dollars):

	Years Ended
	July 3, 2022	June 27, 2021
Company contributions	$1,964	$1,706

SHAREHOLDERS’ EQUITY

We have 18,000,000 and 12,000,000 shares of authorized common stock, par value $.01 per share, with 3,876,703 and 3,805,065 shares outstanding at July 3, 2022 and June 27, 2021, respectively. Holders of our common stock are entitled to one vote for each share on all matters voted on by shareholders.

Our Board of Directors previously authorized a stock repurchase program to buy back up to 3,839,395 outstanding shares of our common stock as of July 3, 2022. As of July 3, 2022, 3,655,322 shares have been repurchased under this program at a cost of approximately $136.4 million. No shares were repurchased under this program during 2022 or 2021.

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

	Years Ended
	July 3, 2022	June 27, 2021
Net income attributable to STRATTEC	$7,032	$22,532

Weighted average shares of common stock outstanding	3,861	3,788
Incremental shares – stock based compensation	49	64
Diluted weighted average shares of common stock outstanding	3,910	3,852
Basic earnings per share	$1.82	$5.95
Diluted earnings per share	$1.80	$5.85

Potentially dilutive common shares that were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive were as follows:

Years Ended	Number of Options Excluded
July 3, 2022	36,921
June 27, 2021	9,010

STOCK OPTION AND PURCHASE PLANS

A summary of stock option activity under our stock incentive plan was as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Balance at June 28, 2020	90,860	$35.88
Exercised	(18,236)	$28.85
Balance at June 27, 2021	72,624	$37.65
Exercised	(31,452)	$26.28
Balance at July 3, 2022	41,172	$46.34	1.2	$31
Exercisable as of:
July 3, 2022	41,172	$46.34	1.2	$31
June 27, 2021	72,624	$37.65	1.5	$790

No options were granted during fiscal 2022 or 2021.

A summary of restricted stock activity under our stock incentive plan was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance at June 28, 2020	69,394	$30.59
Granted	48,300	$21.20
Vested	(34,669)	$34.95
Forfeited	(1,050)	$22.84
Nonvested Balance at June 27, 2021	81,975	$23.31
Granted	43,875	$42.50
Vested	(38,000)	$25.56
Forfeited	(2,750)	$32.70
Nonvested Balance at July 3, 2022	85,100	$31.89

We have an Employee Stock Purchase Plan to provide substantially all U.S. full-time associates an opportunity to purchase shares of STRATTEC common stock through payroll deductions. A participant may contribute a maximum of $5,200 per calendar year to the plan. On the last day of each month or if such date is not a trading day on the most recent previous trading day, participant account balances are used to purchase shares of our common stock at the average of the highest and lowest reported sales prices of a share of STRATTEC common stock on the NASDAQ Global Market on such date. A total of 100,000 shares may be issued under the plan. Shares issued from treasury stock under the plan totaled 2,186 at an average price of $37.32 during 2022 and 2,541 at an average price of $31.03 during 2021. A total of 46,484 shares remain available for purchase under the plan as of July 3, 2022.

EXPORT SALES

Total export sales, sales from the United States to locations outside of the United States, are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	July 3, 2022		June 27, 2021
	Net Sales	%	Net Sales	%
Export sales	$122,293	27%	$130,260	27%

During the years ended July 3, 2022 and June 27, 2021, no countries accounted for sales of ten percent or more of total net sales.

PRODUCT SALES

Sales by product group were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	July 3, 2022		June 27, 2021
	Net Sales	%	Net Sales	%
Door handles & exterior trim	$111,805	25%	$126,218	26%
Keys & locksets	107,274	24	116,572	24
Power access	95,662	21	95,245	20
Latches	48,947	11	51,211	10
Aftermarket & OE service	44,826	10	47,138	10
Driver controls	34,442	7	40,031	8
Other	9,309	2	8,880	2
	$452,265	100%	$485,295	100%

SALES AND RECEIVABLE CONCENTRATION

Sales to our largest customers were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	July 3, 2022		June 27, 2021
	Net Sales	%	Net Sales	%
General Motors Company	$130,184	29%	$146,547	30%
Stellantis (Formerly Fiat Chrysler Automobiles)	83,255	18	85,629	18
Ford Motor Company	79,735	18	67,670	14
	$293,174	65%	$299,846	62%

Receivables from our largest customers were as follows (thousands of dollars and percent of gross receivables):

	July 3, 2022		June 27, 2021
	Receivables	%	Receivables	%
General Motors Company	$24,594	32%	$22,934	32%
Stellantis (Formerly Fiat Chrysler Automobiles)	12,845	17	11,938	17
Ford Motor Company	10,602	14	8,204	12
	$48,041	63%	$43,076	61%

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

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of July 3, 2022, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of July 3, 2022, its system of internal control over financial reporting was effective and met the criteria of the Internal Control – Integrated Framework. Crowe LLP, independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting, which is included herein.

/s/ Frank J. Krejci	/s/ Patrick J. Hansen
Frank J. Krejci	Patrick J. Hansen
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited STRATTEC SECURITY CORPORATION‘s (the “Company”) internal control over financial reporting as of July 3, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of July 3, 2022 and June 27, 2021, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended July 3, 2022, and the related notes (collectively referred to as the "financial statements") and our report dated September 8, 2022 expressed an unqualified opinion.

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

/s/ Crowe LLP

Oak Brook, Illinois

September 8, 2022

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Proxy Statement, dated on or about September 8, 2022, under “Proposal 1: Election of Directors,”  “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,”  “Delinquent Section 16(a) Reports,” “Director’s Meetings and Committees – Nominating and Corporate Governance Committee,” and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee consist of three outside independent directors, David R. Zimmer, Audit Committee Chairman, Thomas W. Florsheim, Jr., and Michael J. Koss.

ITEM 11.  EXECUTIVE COMPENSATION

The information included in our Proxy Statement, dated on or about September 8, 2022, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information included in our Proxy Statement, dated on or about September 8, 2022, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of July 3, 2022, for our Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	41,172	$46.34	177,959
Equity compensation plans not approved by shareholders	—	—	—
Total	41,172	$46.34	177,959

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in our Proxy Statement, dated on or about September 8, 2022, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in our Proxy Statement, dated on or about September 8, 2022, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10	(a)Financial Statements
See Item 8 for the Consolidated Financial Statements included in this Form 10-K

(b)	Exhibits

See the following List of Exhibits:

Exhibit
3.1 (13)	Amended and Restated Articles of Incorporation of the Company	*
3.2 (20)	Amendment to Amended and Restated Articles of Incorporation of the Company	*
3.3 (27)	Amendment to Amended and Restated Articles of Incorporation of the Company	*
3.4 (1)	Amended By-laws of the Company	*
4.1 (21)	Description of Registrants’ Securities	*
4.2 (2)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.3 (12)	Amendment No. 1 to Amended and Restated Security Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.4 (13)	Amended and Restated Security Agreement, dated as of June 28, 2012, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*
4.5 (5)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.6 (6)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.7 (10)	Amendment No. 3 to Credit Agreement, dated as of June 24, 2016, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.8 (12)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.9 (15)	Amendment No. 5 to Credit Agreement, dated as of September 28, 2018, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.10 (19)	Amendment No. 6 to Credit Agreement, dated as of October 28, 2019, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.11 (25)	Amendment No. 7 to Credit Agreement, dated as of June 1, 2021, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.12 (6)	Credit Agreement, dated as of June 28, 2012, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.13 (6)	Amendment No. 1 to Credit Agreement, dated as of January 22, 2014, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.14 (6)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.15 (9)	Amendment No. 3 to Credit Agreement, dated as of April 27, 2016, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.16 (12)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.17 (14)	Amendment No. 5 to Credit Agreement, dated as of March 27, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.18 (16)	Amendment No. 6 to Credit Agreement, dated as of December 30, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.19 (19)	Amendment No. 7 to Credit Agreement, dated as of October 28, 2019, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.20 (25)	Amendment No. 8 to Credit Agreement, dated as of June 1, 2021, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
10.1 (22)**

Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 2020.)

*
10.2 (23)**	Form of Restricted Stock Grant Agreement with Employees to be used under the Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan	*
10.3 (18)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Executive Officers and Senior Managers	*
10.4 (18)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Non-employee Members of the Board of Directors	*
10.5 (18)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Salaried Employees and Represented Employees	*
10.6 (7) **	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*
10.7 (3)**	Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010	*

10.8 (3)**	Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010	*
10.9 (3)**	Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010	*
10.10 (3)**	Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010	*
10.11 (13) **	Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.12 (11) **	Change of Control Employment Agreement between the Company and Frank J. Krejci made as of July 1, 2016	*
10.13 (11) **	Change of Control Employment Agreement between the Company and Patrick J. Hansen made as of July 1, 2016	*
10.14 (11) **	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of July 1, 2016	*
10.15 (11) **	Change of Control Employment Agreement between the Company and Richard P. Messina made as of July 1, 2016	*
10.16 (13)**	Change of Control Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.17 (8)**	Form of Restricted Stock Grant Agreement with non-employee directors	*
10.18 (24)**	STRATTEC SECURITY CORPORATION EMPLOYEE STOCK PURCHASE PLAN (Amended effective as of February 22, 2021)	*
10.19 (4)**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012	*
16.1 (26)	Letter regarding Change in Auditors	*
21 (17)	Subsidiaries of the Company	*
23	Consent of Independent Registered Public Accounting Firm dated September 8, 2022
31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Patrick J. Hansen, Chief Financial Officer
32 (28)	18 U.S.C. Section 1350 Certifications
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended July 3, 2022 has been formatted in Inline XBRL.

*	Previously filed
**	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibit to the Form 8-K filed on October 7, 2005.
(2)	Incorporated by reference from the exhibit to the Form 8-K filed on August 4, 2011.
(3)	Incorporated by reference from the exhibit to the March 28, 2010 Form 10-Q filed on May 6, 2010.
(4)	Incorporated by reference from the exhibit to the July 1, 2012 Form 10-K filed on September 6, 2012.
(5)	Incorporated by reference from the exhibit to the Form 8-K filed on December 27, 2013.
(6)	Incorporated by reference from the exhibit to the Form 8-K filed on June 25, 2015.
(7)	Incorporated by reference from the exhibit to the Form 8-K filed on October 10, 2013.
(8)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2014.
(9)	Incorporated by reference from the exhibit to the Form 8-K filed on April 29, 2016.
(10)	Incorporated by reference from the exhibit to the Form 8-K filed on June 24, 2016.
(11)	Incorporated by reference from the exhibit to the Form 10-K filed on September 8, 2016.
(12)	Incorporated by reference from the exhibit to the Form 8-K filed on June 27, 2017.
(13)	Incorporated by reference from the exhibit to the Form 10-K filed on September 7, 2017.
(14)	Incorporated by reference from the exhibit to the Form 8-K filed on March 27, 2018.
(15)	Incorporated by reference from the exhibit to the Form 8-K filed on September 28, 2018.
(16)	Incorporated by reference from the exhibit to the Form 8-K filed on December 31, 2018.
(17)	Incorporated by reference from the exhibit to the Form 10-K filed on September 6, 2018.
(18)	Incorporated by reference from the exhibit to the Form 10-K filed on September 5, 2019.
(19)	Incorporated by reference from the exhibit to the Form 8-K filed on October 28, 2019.
(20)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 7, 2019.
(21)	Incorporated by reference from the exhibit to the Form 10-K filed on September 3, 2020.
(22)	Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 2020.
(23)	Incorporated by reference from the exhibit to the Form 10-Q filed on November 5, 2020.
(24)	Incorporated by reference from the exhibit to the Form 10-Q filed on May 6, 2021.
(25)	Incorporated by reference from the exhibit to the Form 8-K filed on June 2, 2021.
(26)	Incorporated by reference from the exhibit to the Form 8-K filed on October 9, 2020.
(27)	Incorporated by reference from the exhibit to the Form 8-K filed on October 21, 2021.
(28)

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

Date:  September 8, 2022

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank J. Krejci	President, Chief Executive Officer,	September 8, 2022
Frank J. Krejci	and Director
(Principal Executive Officer)

/s/ Harold M. Stratton II	Chairman and Director	August 23, 2022
Harold M. Stratton II

/s/ Michael J. Koss	Director	August 23, 2022
Michael J. Koss

/s/ Thomas W. Florsheim, Jr.	Director	August 23, 2022
Thomas W. Florsheim, Jr.

/s/ David R. Zimmer	Director	August 23, 2022
David R. Zimmer

/s/ Tina Chang	Director	August 23, 2022
Tina Chang

/s/ Patrick J. Hansen	Senior Vice President, Chief	September 8, 2022
Patrick J. Hansen	Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)