Form 10-Q
period 2022-10-02
STRATTEC SECURITY CORP
filed 2022-11-10
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

or

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

Common stock, par value $0.01 per share: 4,014,846 shares outstanding as of October 3, 2022 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

October 2, 2022

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies,  work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, the volume and scope of product returns or customer cost reimbursement actions, changes in the costs of operations, warranty claims, adverse business and operational issues resulting from the global supply chain and logistics disruption, the semiconductor chip supply shortages and the Coronavirus (COVID-19) pandemic, matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof, and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 8, 2022 with the Securities and Exchange Commission for the year ended July 3, 2022.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	October 2, 2022	September 26, 2021
Net sales	$120,360	$100,341
Cost of goods sold	107,864	87,792
Gross profit	12,496	12,549
Engineering, selling and administrative expenses	12,700	12,121
(Loss) income from operations	(204)	428
Equity earnings (loss) of joint ventures	527	(251)
Interest expense	(129)	(48)
Other (expense) income, net	(290)	130
(Loss) income before (benefit) provision for income taxes and non-controlling interest	(96)	259
(Benefit) provision for income taxes	(36)	37
Net (loss) income	(60)	222
Net (loss) income attributable to non- controlling interest	(188)	121
Net income attributable to STRATTEC SECURITY CORPORATION	$128	$101

Comprehensive loss:
Net (loss) income	$(60)	$222
Pension and postretirement plans, net of tax	75	81
Currency translation adjustments	(682)	(712)
Other comprehensive loss, net of tax	(607)	(631)
Comprehensive loss	(667)	(409)
Comprehensive loss attributable to non-controlling interest	(132)	(29)
Comprehensive loss attributable to STRATTEC SECURITY CORPORATION	$(535)	$(380)

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Average shares outstanding:
Basic	3,899	3,830
Diluted	3,929	3,893

Cash dividends declared per share	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	October 2, 2022	July 3, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$10,330	$8,774
Receivables, net	76,631	75,827
Inventories:
Finished products	15,438	19,499
Work in process	17,645	18,263
Purchased materials	47,485	48,209
Excess and obsolete reserve	(5,520)	(5,489)
Inventories, net	75,048	80,482
Other current assets	29,052	23,149
Total current assets	191,061	188,232
Investment in joint ventures	26,023	26,344
Deferred Income Taxes	6,926	6,937
Other long-term assets	4,975	5,438
Property, plant and equipment	282,014	278,249
Less: accumulated depreciation	(190,820)	(186,520)
Net property, plant and equipment	91,194	91,729
	$320,179	$318,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,806	$43,950
Accrued Liabilities:
Payroll and benefits	18,637	17,905
Environmental	1,390	1,390
Warranty	7,881	8,100
Other	12,853	10,130
Total current liabilities	81,567	81,475
Borrowings under credit facilities	13,000	11,000
Accrued pension obligations	1,299	1,259
Accrued postretirement obligations	445	463
Other long-term liabilities	3,985	4,070
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,527,370 issued shares at October 2, 2022 and 7,481,169 issued shares at July 3, 2022	75	75
Capital in excess of par value	102,250	101,524
Retained earnings	241,632	241,504
Accumulated other comprehensive loss	(19,320)	(18,657)
Less: treasury stock, at cost (3,603,749 shares at October 2, 2022 and 3,604,466 shares at July 3, 2022)	(135,569)	(135,580)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	189,068	188,866
Non-controlling interest	30,815	31,547
Total shareholders’ equity	219,883	220,413
	$320,179	$318,680

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	October 2, 2022	September 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(60)	$222
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,497	5,057
Foreign currency transaction loss (gain)	71	(139)
Unrealized loss on peso forward contracts	35	98
Stock-based compensation expense	611	396
Equity (earnings) loss of joint ventures	(527)	251
Change in operating assets and liabilities:
Receivables	(818)	3,279
Inventories	5,434	(6,847)
Other assets	(5,492)	(4,652)
Accounts payable and accrued liabilities	828	(7,439)
Other, net	122	127
Net cash provided by (used in) operating activities	4,701	(9,647)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,718)	(2,789)
Net cash used in investing activities	(4,718)	(2,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	5,000	7,000
Repayment of borrowings under credit facilities	(3,000)	(2,000)
Dividends paid to non-controlling interests of subsidiaries	(600)	(600)
Exercise of stock options and employee stock purchases	126	619
Net cash provided by financing activities	1,526	5,019
Foreign currency impact on cash	47	(24)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,556	(7,441)

CASH AND CASH EQUIVALENTS
Beginning of period	8,774	14,465
End of period	$10,330	$7,024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$498	$595
Interest	$90	$44
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(855)	$398

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of October 2, 2022 and July 3, 2022, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2022 Form 10-K, which was filed with the Securities and Exchange Commission on September 8, 2022.

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

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry and its operating performance has been impacted by the lingering effects of the COVID-19 pandemic and the war in the Ukraine, all as described above. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal year ended June 27, 2021. Nonetheless, during the fourth quarter of our fiscal 2021, our net sales were negatively impacted by a global semiconductor chip shortage (especially as it relates to the automotive industry), which shortage continued into our fiscal 2022. Although semiconductor chip availability improved during the first quarter of our fiscal 2023 relative to our fiscal 2022, negative impacts of the shortage continue to affect STRATTEC.

Additionally, inflationary pressures resulted in increased raw material and purchased part costs as well as increased wage rates in Mexico beginning in calendar 2021. Such increases negatively impacted our operating results in our fiscal 2022 and continued in the first quarter of our fiscal 2023.

Each of the COVID-19 outbreak, the Ukraine conflict and the resulting inflationary pressures in the U.S. and global economy continue to adversely impact our operating results due mostly to the supply chain continuity and disruption issues noted above, and in particular related to the supply of semiconductor chips, transponders and related components to our customers in the automotive industry.  The extent of such impacts, including related to their duration and intensity, depends upon any continued spread of the COVID-19 outbreak, the length of the Ukraine conflict, and related regulatory or operating restraints, which may be precautionary, imposed by local governments and the private sector and by any continuing inflationary pressures in the U.S. and global economies. All of these events may continue to impact the supply chain and our operations, including impacting our customers, workforce and suppliers, any of which may continue to disrupt and limit sourcing of semiconductor chips, transponders and other critical supply chain components needed by us and our customers to meet expected production schedules.  Moreover, these events may continue to create added inflationary pressures on our operations, including related to wages and the prices of raw materials and purchased parts.  All of these foregoing matters, including their scope and duration are uncertain and cannot be predicted as to timing and cost impacts.  These changing conditions may also affect the estimates and assumptions made by our management in our financial statements. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

New Accounting Standard

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

Subsequent Event

Subsequent to October 2, 2022, we received notice that a product we shipped failed to perform as the customer expected. While it is probable we will incur warranty costs related to this matter, it is not possible to reasonably estimate those costs based on limited information available, including uncertainty as to STRATTEC’s responsibility in the matter, as of the date of filing of this Form 10-Q. We have a warranty liability recorded related to our known and potential exposure to warranty claims in the event our products fail to perform as expected. As additional information related to this matter becomes available, we may need to record additional warranty provisions.

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

The following table quantifies the outstanding Mexican peso forward contracts as of October 2, 2022 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 18, 2022 - June 13, 2023	$6,750	22.45	$591

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	October 2, 2022	July 3, 2022
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$591	$627

The pre-tax effects of the Mexican peso forward contracts are included in Other (Expense) Income, net on the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended
	October 2, 2022	September 26, 2021
Not Designated as Hedging Instruments:
Realized Gain	$238	$139
Unrealized Loss	$(35)	$(98)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of October 2, 2022 and July 3, 2022. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2022 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$72	$—	$—
Mid Cap	137	—	—
Large Cap	215	—	—
International	432	—	—
Fixed Income Funds	1,095	—	—
Cash and Cash Equivalents	—	964	—
Mexican Peso Forward Contracts	—	591	—
Total Assets at Fair Value	$1,951	$1,555	$—

The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. Of the October 2, 2022 $2.9 million Rabbi Trust asset balance, $863,000 was included in Other Current Assets and $2.0 million was included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $135,000 during the three month period ended October 2, 2022, and $187,000 during the three month period ended September 26, 2021.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC foreign subsidiaries and joint venture resulted in equity earnings of joint ventures to STRATTEC of $527,000 during the three month period ended October 2, 2022 and equity loss of joint ventures to STRATTEC of $251,000 during the three month period ended September 26, 2021. During the three months ended October 2, 2022 and September 26, 2021, no capital contributions were made to VAST LLC by any of the members.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and reduced net income to STRATTEC of approximately $30.1 million and $355,000, respectively, during the three month period ended October 2, 2022 and increased net sales and reduced net income to STRATTEC of approximately $23.5 million and $318,000, respectively, during the three month period ended September 26, 2021. ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $2.1 million in the three month period ended October 2, 2022 and $1.6 million in the three month period ended September 26, 2021. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $2.8 million in the three month period ended October 2, 2022 and $1.2 million in the three month period ended September 26, 2021.

STRATTEC POWER ACCESS LLC (“SPA”) was originally formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate, tail gate and deck lid system access control products some of which were acquired from Delphi Corporation in 2009. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net sales and increased net income to STRATTEC of approximately $24.8 million and $641,000, respectively, during the three month period ended October 2, 2022 and $21.1 million and $1.2 million, respectively, during the three month period ended September 26, 2021.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended
	October 2, 2022	September 26, 2021
Net Sales	$66,146	$42,617
Cost of Goods Sold	55,782	34,892
Gross Profit	10,364	7,725
Engineering, Selling and Administrative Expenses	8,532	8,551
Income (Loss) From Operations	1,832	(826)
Other Income, net	72	89
Income (Loss) before Provision for Income Taxes	1,904	(737)
Provision for Income Taxes	368	21
Net Income (Loss)	$1,536	$(758)
STRATTEC's Share of VAST LLC Net Income (Loss)	512	(253)
Intercompany Profit Elimination	15	2
STRATTEC’s Equity Earnings (Loss) of VAST LLC	$527	$(251)

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses.  The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended
	October 2, 2022	September 26, 2021
Sales to VAST LLC	$10	$515
Purchases from VAST LLC	$14	$132
Expenses Charged to VAST LLC	$81	$174
Expenses Charged from VAST LLC	$243	$253

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheets are presented below (in thousands):

October 2, 2022
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$2,924
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$403
Other Long-Term Liabilities	2,521
$2,924

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under this non-cancelable lease are as follows as of October 2, 2022 (in thousands):

2023 (for the remaining nine months)	$375
2024	509
2025	522
2026	535
2027	548
Thereafter	751
Total Future Minimum Lease Payments	3,240
Less: Imputed Interest	(316)
Total Lease Obligations	$2,924

Cash flow information related to the operating lease is shown below (in thousands):

	Three Months Ended
	October 2, 2022	September 26, 2021
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$122	$119

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

October 2, 2022
Weighted Average Remaining Lease Term (in years)	6.1
Weighted Average Discount Rate	3.3%

Operating lease expense for the three month periods ended October 2, 2022 and September 26, 2021 totaled $122,000 and $119,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under both credit facilities were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of October 2, 2022, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	October 2, 2022	July 3, 2022
STRATTEC Credit Facility	$1,000	$—
ADAC-STRATTEC Credit Facility	12,000	11,000
	$13,000	$11,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
STRATTEC Credit Facility	$3,000	$330	3.8%	2.9%
ADAC-STRATTEC Credit Facility	$11,352	$13,319	3.5%	1.4%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at October 2, 2022 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three month periods ended October 2, 2022 and September 26, 2021 were as follows (in thousands):

	Three Months Ended October 2, 2022
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 3, 2022	$220,413	$75	$101,524	$241,504	$(18,657)	$(135,580)	$31,547
Net Income	(60)	—	—	128	—	—	(188)
Dividend Declared – Non- controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	(682)	—	—	—	(738)	—	56
Stock-based Compensation	611	—	611	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	75	—	—	—	75	—	—
Stock Option Exercises	109	—	109	—	—	—	—
Employee Stock Purchases	17	—	6	—	—	11	—
Balance, October 2, 2022	$219,883	$75	$102,250	$241,632	$(19,320)	$(135,569)	$30,815

	Three Months Ended September 26, 2021
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 27, 2021	$213,433	$74	$99,512	$234,472	$(16,797)	$(135,615)	$31,787
Net Income	222	—	—	101	—	—	121
Dividend Declared - Non- Controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	(712)	—	—	—	(562)	—	(150)
Stock-based Compensation	396	—	396	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	81	—	—	—	81	—	—
Stock Option Exercises	600	1	599	—	—	—	—
Employee Stock Purchases	19	—	12	—	—	7	—
Balance, September 26, 2021	$213,439	$75	$100,519	$234,573	$(17,278)	$(135,608)	$31,158

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

Contract Balances:

We have no material contract assets or contract liabilities as of October 2, 2022 or July 3, 2022.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	October 2, 2022	September 26, 2021
Door Handles & Exterior Trim	$30,125	$23,540
Keys & Locksets	28,665	22,841
Power Access	24,841	21,140
Latches	14,762	10,107
Aftermarket & OE Service	10,648	11,896
User Interface Controls (formerly Driver Controls)	9,118	8,017
Other	2,201	2,800
	$120,360	$100,341

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	October 2, 2022	September 26, 2021
General Motors Company	$38,150	$25,684
Ford Motor Company	24,616	17,695
Stellantis	17,155	16,560
Tier 1 Customers	17,309	11,975
Commercial and Other OEM Customers	14,826	17,412
Hyundai / Kia	8,304	11,015
	$120,360	$100,341

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss primarily included foreign currency transaction gains and losses, realized and unrealized gains or losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our Supplemental Executive Retirement Plan (“SERP”) and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of October 2, 2022 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	October 2, 2022	September 26, 2021
Foreign Currency Transaction (Loss) Gain	$(71)	$139
Unrealized loss on Peso Forward Contracts	(35)	(98)
Realized Gain on Peso Forward Contracts, net	238	139
Pension and Postretirement Plans Cost	(126)	(120)
Rabbi Trust (Loss) Gain	(366)	22
Other	70	48
	$(290)	$130

Income Taxes

Our effective tax rate was 37.5% and 14.3% for the three months ended October 2, 2022 and September 26, 2021, respectively. The current year effective tax rate prior to a favorable discrete benefit related to stock-based compensation was 14.8%. Our effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	October 2, 2022			September 26, 2021
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$128	3,899	$0.03	$101	3,830	$0.03
Stock Option and Restricted Stock Awards	—	30		—	63
Diluted Earnings Per Share	$128	3,929	$0.03	$101	3,893	$0.03

The calculation of earnings per share excluded 36,921 share-based payment awards as of October 2, 2022 and 9,010 share-based payment awards as of September 26, 2021 because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of October 2, 2022, the Board of Directors had designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of October 2, 2022 were 129,884. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant as determined by the Compensation Committee of the Board of Directors. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee of the Board of Directors at the time the shares are granted and have a minimum vesting period of one year from the date of grant. Unvested restricted shares granted have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Restricted stock grants vest 1 to 3 years after the date of grant as determined by the Compensation Committee of the Board of Directors.

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

A summary of stock option activity under our stock incentive plan for the three months ended October 2, 2022 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, July 3, 2022	41,172	$46.34
Exercised	(4,251)	$25.64
Outstanding, October 2, 2022	36,921	$48.72	1.1	—
Exercisable, October 2, 2022	36,921	$48.72	1.1	—

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three month periods presented below were as follows (in thousands):

	Three Months Ended
	October 2, 2022	September 26, 2021
Intrinsic Value of Options Exercised	$31	$331
Fair Value of Stock Options Vesting	$—	$—

No options were granted during the three month periods ended October 2, 2022 or September 26, 2021.

A summary of restricted stock activity under our stock incentive plan for the three months ended October 2, 2022 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 3, 2022	85,100	$31.89
Granted	48,525	$29.94
Vested	(41,950)	$29.52
Forfeited	(450)	$30.34
Nonvested Balance, October 2, 2022	91,225	$31.79

As of October 2, 2022, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of October 2, 2022, there was approximately $1.9 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.9 million at October 2, 2022 and $3.3 million at July 3, 2022. At both October 2, 2022 and July 3, 2022, $863,000 of the Rabbi Trust asset balance was included in Other Current Assets and the remaining balance was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Service Cost	$20	$16	$3	$3
Interest Cost	23	13	5	3
Amortization of Unrecognized Net Loss	31	22	67	84
Net Periodic Benefit Cost	$74	$51	$75	$90

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended October 2, 2022
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2022	$16,723	$1,934	$18,657
Other Comprehensive Loss Before Reclassifications	682	—	682
Net Other Comprehensive Loss Before Reclassifications	682	—	682
Reclassifications:
Unrecognized Net Loss (A)	—	(98)	(98)
Income Tax	—	23	23
Net Reclassifications	—	(75)	(75)
Other Comprehensive Loss	682	(75)	607
Other Comprehensive Income Attributable to Non- Controlling Interest	(56)	—	(56)
Balance, October 2, 2022	$17,461	$1,859	$19,320

	Three Months Ended September 26, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 27, 2021	$14,685	$2,112	$16,797
Other Comprehensive Loss Before Reclassifications	712	—	712
Net Other Comprehensive Loss Before Reclassifications	712	—	712
Reclassifications:
Unrecognized Net Loss (A)	—	(106)	(106)
Income Tax	—	25	25
Net Reclassifications	—	(81)	(81)
Other Comprehensive Loss	712	(81)	631
Other Comprehensive Loss Attributable to Non- Controlling Interest	150	—	150
Balance, September 26, 2021	$15,247	$2,031	$17,278

(A)

Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2022 Form 10-K, which was filed with the Securities and Exchange Commission on September 8, 2022. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

Refer to discussion of Risks and Uncertainties included in the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this Form 10-Q.

Starting during the fourth quarter of our fiscal year ended June 2020, the automotive industry has experienced significant volatility due to the COVID-19 pandemic which resulted in periods of shutdowns as well as a subsequent demand-led production recovery. During the fourth quarter of fiscal year 2021, we were impacted by supply chain shortages in the automotive supply chain of critical electronic component parts, primarily semiconductor chips, and certain raw materials which impacted the production schedules for our customers and, therefore, our production levels. These shortages continued throughout our fiscal 2022, which resulted in some of our customers temporarily closing several of their assembly plants or reducing their production schedules in North America.

While supply chain shortages improved in the first quarter of fiscal year 2023 relative to the prior year quarter, they continued to constrain a return to production levels commensurate with the existing consumer demand in the market, resulting in a continuation of low dealer inventories in North America. The sales outlook from our customers over the next few quarters continues to project growth as we expect our customers to seek to restock dealer inventories. However, this stronger sales outlook is contingent on both the improvement of the supply chain part shortages referenced above, which continue to be at risk of negative impact by the lingering effects of the COVID-19 pandemic, and any potential worsening of the North American and overall global economy due to higher inflation and interest rates and the economic implications from the conflict in the Ukraine and other international political unrest.

Analysis of Results of Operations

Three months ended October 2, 2022 compared to the three months ended September 26, 2021

	Three Months Ended
	October 2, 2022	September 26, 2021
Net Sales (in millions)	$120.4	$100.3

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	October 2, 2022	September 26, 2021
General Motors Company	$38.2	$25.7
Ford Motor Company	24.6	17.7
Stellantis	17.2	16.5
Tier 1 Customers	17.3	12.0
Commercial and Other OEM Customers	14.8	17.4
Hyundai / Kia	8.3	11.0
	$120.4	$100.3

Overall, the quarter-over-quarter sales increase was due to improved global semiconductor chip availability in the current year quarter relative to the prior year quarter. The following items specifically impacted sales to the above noted customer groups between quarters:

-

Sales to General Motors Company, Ford Motor Company and Stellantis were positively impacted in the current year quarter due to higher vehicle production volumes resulting from improved global semiconductor chip availability relative to the prior year quarter.  Specifically, sales growth to General Motors Company and Ford Motor Company in the current year quarter was attributed to higher production volumes of the GMC Sierra, Chevy Silverado and Ford F-150 family of pickup trucks for which we supply a wide range of components.
-

Sales to Tier 1 Customers improved in the current year quarter compared to the prior year quarter due to higher vehicle production volumes relating to the semiconductor chip availability referenced above.

-

Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, declined in the current year quarter as compared to the prior year quarter due to continued semiconductor chip availability issues for aftermarket keys.  The increases in availability of semiconductor chips were allocated toward the production of components for production vehicles ahead of aftermarket products and therefore, sales to aftermarket customers continued to be negatively impacted in the current year quarter by the global semiconductor chip shortage.

-

Sales to Hyundai / Kia decreased quarter-over-quarter due to lower levels of production of the Kia Carnival, for which we supply components, in the current year quarter as compared to the prior year quarter.

	Three Months Ended
	October 2, 2022		September 26, 2021
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$72.5	67.2%	$56.2	64.0%
Labor and Overhead Costs	35.4	32.8%	31.6	36.0%
Total Cost of Goods Sold	$107.9		$87.8

The direct material cost increase between quarters was due to increased sales volumes between quarters, as discussed above, higher costs for raw material and purchased components in the current year quarter as compared to the prior year quarter, and a change in product mix between quarters. The current year quarter as compared to the prior year quarter included reduced services sales and increased latch sales, which service products have lower purchased material content and latch products have higher purchased material contents in comparison to our other products. Additionally, our increased sales dollars between quarters outpaced our increased labor and overhead costs between quarters, as discussed below. This, along with the product mix change and higher costs for raw material and purchased components in the current year quarter as compared to the prior year quarter, resulted in an increase in our direct material costs as a percentage of cost of goods sold between quarters and a decrease in our labor and overhead costs as a percentage of cost of goods sold between quarters.

Labor and overhead costs increased $3.8 million between quarters. The variable portion of our labor and overhead costs increased in the current year quarter as compared to the prior year quarter as a result of the production volume increase between quarters to support the increased sales volumes. This impact was partially offset by production efficiencies that controlled headcount and overtime costs at our Milwaukee and Mexico facilities. Labor and overhead costs were further impacted by the following:

Cost Increase:

-	Mexico wages and benefits increased $1.4 million in the current year quarter as compared to the prior year quarter as a result of a January 1, 2022 government mandated minimum wage increase.

Cost Decreases:

-

Royalty costs paid on sales of certain aftermarket products decreased $450,000 in the current year quarter as compared to the prior year quarter due to lower volumes stemming from the current semiconductor chip shortage.

-

Prior year quarter costs included lump sum bonuses totaling $100,000 paid to our Milwaukee represented hourly workers upon the ratification of a new four-year labor contract, which contract is effective through November 1, 2025.

	Three Months Ended
	October 2, 2022	September 26, 2021
Gross Profit (in millions)	$12.5	$12.5
Gross Profit as a percentage of net sales	10.4%	12.5%

Gross profit dollars in the current year quarter were consistent with the prior year quarter as the increase in sales between quarters was offset by an increase in cost of goods sold between quarters, as discussed above. Gross profit as a percentage of net sales decreased between quarterly periods. The decrease was the result of higher costs for direct materials and purchased parts, a product mix change involving service products and latch products that reduced margins between quarters, and increases in Mexico wages resulting from a January 1, 2022 government mandated minimum wage increase. These unfavorable impacts were partially offset by production efficiencies at our Milwaukee and Mexico facilities, a reduction in royalty costs and the impact of prior year quarter bonuses paid for the ratification of a new labor contract, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	October 2, 2022	September 26, 2021
Expenses (in millions)	$12.7	$12.1
Expenses as a percentage of net sales	10.6%	12.1%

Engineering, selling and administrative expenses in the current year quarter increased in comparison to the prior year quarter due to higher outside expenditures on new product development costs associated with utilizing third party vendors for a portion of our development work as well as an increase in engineering costs related to our ADAC-STRATTEC LLC door handle and exterior trim products. These expenses decreased as a percentage of net sales due to the increase in sales between quarters as previously discussed.

Loss from operations was $204,000 in the current year quarter compared to income from operations of $428,000 in the prior year quarter due to consistent gross profit margin dollars with an increase in engineering, selling and administrative expenses between quarters, all as discussed above.

The equity earnings of joint ventures was $527,000 in the current year quarter compared to equity loss of joint ventures of $251,000 in the prior year quarter. Improved profitability from our VAST LLC joint venture resulted from increased net sales and increased profitability in VAST China’s operations between quarters. VAST China’s profitability in the prior year quarter was negatively impacted by the current global semiconductor chip shortage described above. We currently believe a presence in the China market is a key component of our global strategy. We anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Due to our limited amount of business in both India and Brazil as well as the impact of COVID-19 and the global semiconductor chip shortage described above, our VAST LLC joint venture in India continues to have break-even operating results and our VAST LLC joint venture in Brazil continues to report losses.

Included in Other (Expense) Income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	October 2, 2022	September 26, 2021
Foreign Currency Transaction (Loss) Gain	$(71)	$139
Unrealized Loss on Peso Forward Contracts	(35)	(98)
Realized Gain on Peso Forward Contracts, net	238	139
Pension and Postretirement Plans Cost	(126)	(120)
Rabbi Trust (Loss) Gain	(366)	22
Other	70	48
	$(290)	$130

Set forth below is a discussion of the items comprising certain of the components of our Other (Expense) Income, net:

-	Foreign currency transaction losses and gains resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-	The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-

We entered into the Mexican peso currency forward contracts during fiscal 2023 and 2022 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of October 2, 2022 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.

-	Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 37.5% and 14.3% for the three months ended October 2, 2022 and September 26, 2021, respectively. The current year effective tax rate prior to a favorable discrete benefit related to stock-based compensation was 14.8%. Our effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

 Liquidity and Capital Resources

Working Capital (in millions)

	October 2, 2022	July 3, 2022
Current Assets	$191.1	$188.2
Current Liabilities	81.6	81.5
Working Capital	$109.5	$106.7

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of October 2, 2022 was as follows (in millions):

General Motors Company	$25.2
Stellantis	$9.7
Ford Motor Company	$16.0

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of October 2, 2022, $1.6 million of our $10.3 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Three Months Ended
	October 2, 2022	September 26, 2021
Cash Flows from (in millions):
Operating Activities	$4.7	$(9.6)
Investing Activities	$(4.7)	$(2.8)
Financing Activities	$1.5	$5.0

The improvement in cash provided by operating activities between periods was due changes in our working capital requirements between periods, which changes were comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	October 2, 2022	September 26, 2021	Change
Accounts Receivable	$0.8	$(3.3)	$4.1
Inventory	$(5.4)	$6.8	$(12.2)
Other Assets	$5.5	$4.7	$0.8
Accounts Payable and Accrued Liabilities	$(0.8)	$7.4	$(8.2)

Set forth below is a summary of the items impacting the change in our working capital requirements between year to date periods:

-

The change in accounts receivable balances reflected a decrease in such balances in the prior year quarter. This prior year decrease was the result of reduced sales in the prior year quarter stemming from the global semiconductor chip shortage.

-

The change in inventory levels reflected a decrease in inventory balances during the current year quarter and an increase in inventory balances during the prior year quarter. The current year quarter decrease was due to a reduction in finished goods inventory to align with historical customer production patterns. The prior year quarter increase was due to an inventory build-up during our fiscal 2022 first quarter while our OEM customers experienced assembly plant shut-downs and reduced production schedules due to certain part shortages, including semiconductor chips.

-

The change in other assets in both the current year quarter and the prior year quarter is primarily the result of the change in customer tooling balances. Customer tooling balance changes result from the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement.

-

The change in accounts payable and accrued liability balances was due to a decrease in the balances in the prior year quarter. The prior year quarter decrease resulted from the payment of fiscal 2021 accrued bonuses during August 2021, which payment totaled $6.6 million, and an increase in accounts payable balances during the prior year quarter. The prior year quarter accounts payable balance increase was due to accounts payable balances being significantly reduced as of June 2020 due to the impact of COVID-19 and lower production levels stemming from that impact. Accounts payable balances increased during our fiscal 2021 first quarter as our business ramped-up to support increased OEM production schedules as customer plants reopened. Accounts payable balances for each quarter reflected the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used in investing activities included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $4.7 million during the current year quarter and $2.8 million during the prior year quarter.

Net cash provided by financing activities during the current year quarter of $1.5 million included increased borrowings under our credit facilities of $5.0 million and $126,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $3.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries. Net cash provided by financing activities during the prior year quarter of $5.0 million included increased borrowings under our credit facilities of $7.0 million and $619,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $2.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the remainder of our 2023 fiscal year to cover the future operating and capital requirements of its business. During the three month periods ended October 2, 2022 and September 26, 2021, no capital contributions were made to VAST LLC by any of the members. Due to economic conditions in Brazil, we anticipate Sistema de Acesso Veicular Ltda may require an additional capital contribution of approximately $300,000 collectively by all VAST LLC partners to fund operations during our fiscal year 2023. STRATTEC’s portion of these capital contributions is anticipated to be $100,000. During the three months ended October 2, 2022 and September 26, 2021, VAST LLC made no capital contributions to Minda-VAST Access Systems. We currently anticipate no required future capital contributions to Minda-VAST Access Systems over the remainder of our 2023 fiscal year.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $13.0 million in total in fiscal 2023, of which $4.7 million has been made through October 2, 2022, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at October 2, 2022. A total of 3,655,322 shares have been repurchased over the life of the program through October 2, 2022, at a cost of approximately $136.4 million. No shares were repurchased during the three month periods ended October 2, 2022 or September 26, 2021. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2023.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under both credit facilities were at varying rates based, at our option, on the LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of October 2, 2022, we were in compliance with all financial covenants required by these credit facilities. Outstanding borrowings under the STRATTEC Credit Facility totaled $1 million at October 2, 2022. There were no outstanding borrowings under the STRATTEC Credit Facility at July 3, 2022. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $3.0 million and 3.8 percent, respectively, during the three months ended October 2, 2022. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $12 million at October 2, 2022 and $11 million at July 3, 2022. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $11.4 million and 3.5 percent, respectively, during the three months ended October 2, 2022.

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 8, 2022.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through October 2, 2022, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three month period ended October 2, 2022.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—None

Item 6 Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-K filed on September 7, 2017.)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-Q report filed on November 7, 2019.)

3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 8-K report filed on October 21, 2021.)

3.4	Amended By-laws of the Company (Incorporated by reference from Exhibit 99.3 to the Form 8-K filed on October 7, 2005.)

10.1	STRATTEC SECURITY CORPORATION Amended and Restated Team Incentive Plan for STRATTEC: Bonus Plan for Executive Officers and Senior Managers

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Dennis Bowe, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2022 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 10, 2022	By:	/s/ Dennis Bowe
Dennis Bowe
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)