Form 10-Q
period 2023-01-01
STRATTEC SECURITY CORP
filed 2023-02-09
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2023

or

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

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

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

Common stock, par value $0.01 per share: 4,015,133 shares outstanding as of January 2, 2023 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

January 1, 2023

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies, work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, the volume and scope of product returns or customer cost reimbursement actions, changes in the costs of operations, warranty claims, adverse business and operational issues resulting from the global supply chain and logistics disruption, the semiconductor chip supply shortages and the Coronavirus (COVID-19) pandemic, matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof, matters related to pricing actions implemented by the Company and customer responses and concessions related to same, and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 8, 2022 with the Securities and Exchange Commission for the year ended July 3, 2022.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net sales	$113,184	$112,908	$233,544	$213,249
Cost of goods sold	105,797	97,975	213,661	185,767
Gross profit	7,387	14,933	19,883	27,482
Engineering, selling and administrative expenses	12,081	11,301	24,781	23,422
(Loss) income from operations	(4,694)	3,632	(4,898)	4,060
Equity earnings of joint ventures	588	615	1,115	364
Interest expense	(196)	(57)	(325)	(105)
Other income (expense), net	52	(100)	(241)	26
(Loss) income before provision for income taxes and non-controlling interest	(4,250)	4,090	(4,349)	4,345
(Benefit) provision for income taxes	(1,735)	253	(1,771)	289
Net (loss) income	(2,515)	3,837	(2,578)	4,056
Net (loss) income attributable to non- controlling interest	(676)	446	(864)	567
Net (loss) income attributable to STRATTEC SECURITY CORPORATION	$(1,839)	$3,391	$(1,714)	$3,489

Comprehensive (loss) income:
Net (loss) income	$(2,515)	$3,837	$(2,578)	$4,056
Pension and postretirement plans, net of tax	70	76	140	154
Currency translation adjustments	429	(544)	(253)	(1,256)
Other comprehensive income (loss), net of tax	499	(468)	(113)	(1,102)
Comprehensive (loss) income	(2,016)	3,369	(2,691)	2,954
Comprehensive (loss) income attributable to non-controlling interest	(207)	93	(339)	64
Comprehensive (loss) income attributable to STRATTEC SECURITY CORPORATION	$(1,809)	$3,276	$(2,352)	$2,890

(Loss) earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$(0.47)	$0.88	$(0.44)	$0.91
Diluted	$(0.47)	$0.87	$(0.44)	$0.89

Weighted Average shares outstanding:
Basic	3,927	3,866	3,913	3,848
Diluted	3,927	3,908	3,913	3,901

The accompanying notes are an integral part of these Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	January 1, 2023	July 3, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$13,578	$8,774
Receivables, net	73,205	75,827
Inventories:
Finished products	14,953	19,499
Work in process	15,211	18,263
Purchased materials	43,532	48,209
Excess and obsolete reserve	(5,845)	(5,489)
Inventories, net	67,851	80,482
Other current assets	34,646	23,149
Total current assets	189,280	188,232
Investment in joint ventures	26,301	26,654
Deferred Income Taxes	7,150	7,081
Other long-term assets	5,263	5,438
Property, plant and equipment	287,997	278,249
Less: accumulated depreciation	(195,220)	(186,520)
Net property, plant and equipment	92,777	91,729
	$320,771	$319,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,292	$43,950
Accrued Liabilities:
Payroll and benefits	18,878	17,959
Environmental	1,390	1,390
Warranty	7,760	8,100
Other	14,216	10,130
Total current liabilities	79,536	81,529
Borrowings under credit facilities	17,000	11,000
Accrued pension obligations	1,338	1,259
Accrued postretirement obligations	1,333	1,329
Other long-term liabilities	3,888	4,070
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,530,170 issued shares at January 1, 2023 and 7,481,169 issued shares at July 3, 2022	75	75
Capital in excess of par value	102,520	101,524
Retained earnings	239,255	240,969
Accumulated other comprehensive loss	(19,226)	(18,588)
Less: treasury stock, at cost (3,602,937 shares at January 1, 2023 and 3,604,466 shares at July 3, 2022)	(135,556)	(135,580)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	187,068	188,400
Non-controlling interest	30,608	31,547
Total shareholders’ equity	217,676	219,947
	$320,771	$319,134

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	January 1, 2023	December 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,578)	$4,056
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,798	9,968
Foreign currency transaction loss (gain)	585	(243)
Unrealized loss on peso forward contracts	23	224
Stock-based compensation expense	874	634
Equity earnings of joint ventures	(1,115)	(364)
Change in operating assets and liabilities:
Receivables	2,702	(2,644)
Inventories	12,631	(2,383)
Other assets	(11,177)	1,365
Accounts payable and accrued liabilities	(2,258)	(10,928)
Other, net	250	333
Net cash provided by operating activities	8,735	18
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(104)	—
Purchase of property, plant and equipment	(9,477)	(5,362)
Proceeds received on sale of property, plant and equipment	4	—
Net cash used in investing activities	(9,577)	(5,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	9,000	8,000
Repayment of borrowings under credit facilities	(3,000)	(3,000)
Dividends paid to non-controlling interests of subsidiaries	(600)	(600)
Exercise of stock options and employee stock purchases	146	639
Net cash provided by financing activities	5,546	5,039
Foreign currency impact on cash	100	(89)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,804	(394)

CASH AND CASH EQUIVALENTS
Beginning of period	8,774	14,465
End of period	$13,578	$14,071
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (recovered) during the period for:
Income taxes	$946	$(2,031)
Interest	$244	$100
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(553)	$624

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

In the opinion of management, the accompanying condensed consolidated balance sheets as of January 1, 2023 and July 3, 2022, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2022 Form 10-K, which was filed with the Securities and Exchange Commission on September 8, 2022.

During December 2022, management determined that a previously unrecorded liability for postretirement death benefits is required to be recognized in accordance with ASC 715. Eligible participants for this death benefit include all salaried retirees who retired prior to October 1, 2001 and all hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. As such, the actuarially calculated liability and the unrecognized actuarial losses impacting Accumulated Other Comprehensive Loss will be reported in the Condensed Consolidated Balance Sheets. Additionally, interest cost and amortization of actuarial losses will be reported in the in the Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Additionally, management identified a correction to previously reported Equity Earnings of Joint Ventures in the Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, which correction also impacts the previously reported Investment in Joint Ventures amount reported in the Condensed Consolidated Balance Sheets. While prior period amounts have been corrected for comparability, the corrections, both individually and in total, were not material to the previously reported condensed consolidated financial statements.

The impact of the prior period corrections on the Condensed Consolidated Balance Sheet, the related components of Stockholders’ Equity, and the related components of Accumulate Other Comprehensive Loss is as follows (thousands of dollars):

	July 3, 2022
	Previously Reported	Adjustment	As Reported
ASSETS
Investment in joint ventures	$26,344	$310	$26,654
Deferred income taxes	6,937	144	7,081
Total assets	$318,680	$454	$319,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities: Payroll and benefits	$17,905	$54	$17,959
Total current liabilities	81,475	54	81,529
Accrued postretirement obligations	463	866	1,329

Retained earnings	241,504	(535)	240,969
Accumulated other comprehensive loss	(18,657)	69	(18,588)
Total STRATTEC SECURITY CORPORATION shareholders' equity	188,866	(466)	188,400
Total shareholders' equity	220,413	(466)	219,947
Total liabilities and shareholders' equity	$318,680	$454	$319,134

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustments	$(16,723)	$(10)	$(16,733)
Retirement and Postretirement Benefit Plans	(1,934)	79	(1,855)
Accumulated other comprehensive loss	$(18,657)	$69	$(18,588)

	October 2, 2022			December 26, 2021
	Previously Reported	Adjustment	As Reported	Previously Reported	Adjustment	As Reported
Retained earnings	$241,632	$(538)	$241,094	$237,967	$(525)	$237,442
Accumulated other comprehensive loss	(19,320)	64	(19,256)	(17,391)	(122)	(17,513)
Total STRATTEC SECURITY CORPORATION shareholders' equity	189,068	(474)	188,594	185,820	(647)	185,173
Total shareholders' equity	$219,883	$(474)	$219,409	$217,071	$(647)	$216,424

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustments	$(17,461)	$(10)	$(17,471)	$(15,438)	$2	$(15,436)
Retirement and Postretirement Benefit Plans	(1,859)	74	(1,785)	(1,953)	(124)	(2,077)
Accumulated other comprehensive loss	$(19,320)	$64	$(19,256)	$(17,391)	$(122)	$(17,513)

	September 26, 2021			June 27, 2021
	Previously Reported	Adjustment	As Reported	Previously Reported	Adjustment	As Reported
Retained earnings	$234,573	$(522)	$234,051	$234,472	$(519)	$233,953
Accumulated other comprehensive loss	(17,278)	(120)	(17,398)	(16,797)	(117)	(16,914)
Total STRATTEC SECURITY CORPORATION shareholders' equity	182,281	(642)	181,639	181,646	(636)	181,010
Total shareholders' equity	$213,439	$(642)	$212,797	$213,433	$(636)	$212,797

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustments	$(15,247)	$2	$(15,245)	$(14,685)	$2	$(14,683)
Retirement and Postretirement Benefit Plans	(2,031)	(122)	(2,153)	(2,112)	(119)	(2,231)
Accumulated other comprehensive loss	$(17,278)	$(120)	$(17,398)	$(16,797)	$(117)	$(16,914)

The impact of the prior period corrections on the Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income is as follows (thousands of dollars):

	Three Months Ended December 26, 2021			Six Months Ended December 26, 2021
	Previously Reported	Adjustment	As Reported	Previously Reported	Adjustment	As Reported
Other (expense) income, net	$(95)	$(5)	$(100)	$35	$(9)	$26
Income before provision for income taxes and non-controlling interest	4,095	(5)	4,090	4,354	(9)	4,345
Provision for income taxes	255	(2)	253	292	(3)	289
Net income	3,840	(3)	3,837	4,062	(6)	4,056
Net income attributed to STRATTEC SECURITY CORPORATION	$3,394	$(3)	$3,391	$3,495	$(6)	$3,489

Comprehensive Loss:
Net income	$3,840	$(3)	$3,837	$4,062	$(6)	$4,056
Pension and postretirement plans, net of tax	78	(2)	76	159	(5)	154
Other comprehensive (loss) income, net of tax	(466)	(2)	(468)	(1,097)	(5)	(1,102)
Comprehensive income	3,374	(5)	3,369	2,965	(11)	2,954
Comprehensive income attributed to STRATTEC SECURITY CORPORATION	$3,281	$(5)	$3,276	$2,901	$(11)	$2,890

Earnings per share attributed to STRATTEC SECURITY CORPORATION: diluted	$0.87	$-	$0.87	$0.90	$(0.01)	$0.89

The correction of prior period amounts had no impact on total operating, investing, and financing activities on the Condensed Consolidated Statements of Cash Flows during the six month period ended December 26, 2021. In conjunction with the correction of the prior period amounts, the following footnotes, which were impacted by the above adjustments, were also corrected: Shareholders’ Equity, Other Income (Expense), net, Earnings Per Share, Pension and Postretirement Benefits, and Accumulated Other Comprehensive Loss.

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

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry and its operating performance has been impacted by the lingering effects of the COVID-19 pandemic and the war in the Ukraine, all as described above. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal year ended June 27, 2021. Nonetheless, during the fourth quarter of our fiscal 2021, our net sales were negatively impacted by a global semiconductor chip shortage (especially as it relates to the automotive industry), which shortage continued into our fiscal 2022. Although semiconductor chip availability improved during the first six months of our fiscal 2023 relative to our fiscal 2022, negative impacts of the shortage continue to affect STRATTEC, specifically as it pertains to aftermarket products, which trail the prioritization of production of components for production vehicles in the allocation of semiconductor chips. Additionally, inflationary pressures resulted in increased raw material and purchased part costs as well as higher labor costs associated with mandatory minimum wage increases in Mexico beginning in calendar 2021. Such increases negatively impacted our operating results in our fiscal 2022 and continued to escalate during the first six months of our fiscal 2023.

Each of the COVID-19 outbreak, the Ukraine conflict and the resulting inflationary pressures in the U.S. and global economy, which have adversely impacted, and continue to do so, pricing conditions for necessary raw materials and purchased components in our products, continue to adversely impact our operating results due mostly to the supply chain continuity and disruption issues noted above, and in particular related to the supply of semiconductor chips, transponders and related components to our customers in the automotive industry. The extent of such impacts, including related to their duration and intensity, depends upon any continued spread of the COVID-19 outbreak, the length of the Ukraine conflict, and related regulatory or operating restraints, which may be precautionary, imposed by local governments and the private sector and by any continuing inflationary pressures in the U.S. and global economies. All of these events may continue to impact the supply chain and our operations, including impacting our customers, workforce and suppliers, any of which may continue to disrupt and limit sourcing of semiconductor chips, transponders and other critical supply chain components needed by us and our customers to meet expected production schedules. Moreover, these events may continue to create added inflationary pressures on our operations, including related to wages and the prices of raw materials and purchased parts. All of these foregoing matters, including their scope and duration are uncertain and cannot be predicted as to timing and cost impacts. These changing conditions may also affect the estimates and assumptions made by our management in our financial statements. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

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

Subsequent Event

Subsequent to January 1, 2023, the ADAC-STRATTEC Credit Facility, as described under Credit Facilities, was amended such that effective with the first borrowing subsequent to February 6, 2023, interest on borrowings under the credit facility will be at varying rates based, at our option, on Term SOFR plus 1.35 percent or the bank’s prime rate. The amendment also modifies the calculation of the fixed charge coverage ratio and the required level of minimum net worth for all future periods under the ADAC-STRATTEC Credit Facility. Refer to the discussion under Credit Facilities.

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

The following table quantifies the outstanding Mexican peso forward contracts as of January 1, 2023 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 17, 2023 - June 13, 2023	$4,500	22.51	$604

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	January 1, 2023	July 3, 2022
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$604	$627

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Not Designated as Hedging Instruments:
Realized Gain	$307	$45	$545	$184
Realized (Loss)	$—	$(49)	$—	$(49)
Unrealized (Loss) Gain	$12	$(126)	$(23)	$(224)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of January 1, 2023 and July 3, 2022. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2023 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$148	$—	$—
Mid Cap	300	—	—
Large Cap	421	—	—
International	460	—	—
Fixed Income Funds	1,004	—	—
Cash and Cash Equivalents	—	970	—
Mexican Peso Forward Contracts	—	604	—
Total Assets at Fair Value	$2,333	$1,574	$—

The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. Of the January 1, 2023 $3.3 million Rabbi Trust asset balance, $863,000 was included in Other Current Assets and $2.4 million was included in Other Long-term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $142,000 and $277,000 during the three and six month periods ended January 1, 2023, and $228,000 and $415,000 during the three and six month periods ended December 26, 2021.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC foreign subsidiaries and joint venture resulted in equity earnings of joint ventures to STRATTEC of $1.1 million during the six month period ended January 1, 2023 and $364,000 during the six month period ended December 26, 2021. During the six months ended January 1, 2023, capital contributions totaling $312,000 were made to VAST for purposes of funding operations in Brazil. STRATTEC's portion of the capital contributions totaled $104,000. During the six months ended December 26, 2021, no capital contributions were made to VAST LLC by any of the members.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and reduced net income to STRATTEC of approximately $58.5 million and $950,000, respectively, during the six month period ended January 1, 2023 and increased net sales and reduced net income to STRATTEC of approximately $51.9 million and $326,000, respectively, during the six month period ended December 26, 2021. ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $2.0 million and $4.1 million in the three and six month periods ended January 1, 2023 and $2.0 million and $3.6 million in the three and six month periods ended December 26, 2021. Effective January 1, 2023, ADAC and STRATTEC have agreed to suspend the payment of these fees as needed to comply with debt covenant provisions. Refer to Credit Facilities for further discussion. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $2.5 million and $5.3 million in the three and six month periods ended January 1, 2023 and $1.9 million and $3.1 million in the three and six month periods ended December 26, 2021.

STRATTEC POWER ACCESS LLC (“SPA”) was originally formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate, tail gate and deck lid system access control products some of which were acquired from Delphi Corporation in 2009. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net sales and increased net income to STRATTEC of approximately $51.3 million and $1.6 million, respectively, during the six month period ended January 1, 2023 and $44.7 million and $2.2 million, respectively, during the six month period ended December 26, 2021.

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net Sales	$56,953	$55,556	$123,099	$98,173
Cost of Goods Sold	45,969	45,712	101,751	80,604
Gross Profit	10,984	9,844	21,348	17,569
Engineering, Selling and Administrative Expenses	9,227	7,949	17,759	16,500
Income From Operations	1,757	1,895	3,589	1,069
Other (Expense) Income, net	386	304	458	393
Income before Provision for Income Taxes	2,143	2,199	4,047	1,462
Provision for Income Taxes	382	354	750	375
Net Income	$1,761	$1,845	$3,297	$1,087
STRATTEC's Share of VAST LLC Net Income (Loss)	587	615	1,099	362
Intercompany Profit Elimination	1	—	16	2
STRATTEC’s Equity Earnings of VAST LLC	$588	$615	$1,115	$364

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses. The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Sales to VAST LLC	$17	$702	$27	$1,217
Purchases from VAST LLC	$13	$19	$27	$151
Expenses Charged to VAST LLC	$161	$204	$242	$378
Expenses Charged from VAST LLC	$209	$189	$452	$442

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Condensed Consolidated Balance Sheets are presented below (in thousands):

January 1, 2023
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$2,823
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$415
Other Long-Term Liabilities	2,408
$2,823

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under this non-cancelable lease are as follows as of January 1, 2023 (in thousands):

2023 (for the remaining six months)	$250
2024	509
2025	522
2026	535
2027	548
Thereafter	751
Total Future Minimum Lease Payments	3,115
Less: Imputed Interest	(292)
Total Lease Obligations	$2,823

Cash flow information related to the operating lease is shown below (in thousands):

	Six Months Ended
	January 1, 2023	December 26, 2021
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$247	$241

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

January 1, 2023
Weighted Average Remaining Lease Term (in years)	5.8
Weighted Average Discount Rate	3.3%

Operating lease expense for the three and six month periods ended January 1, 2023 totaled $125,000 and $247,000, respectively. Operating lease expense for the three and six month periods ended December 26, 2021 totaled $122,000 and $241,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under both credit facilities were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Subsequent to January 1, 2023, a waiver was received from BMO Harris Bank N.A. related to non-compliance with the ADAC-STRATTEC Credit Facility fixed charge coverage ratio as of January 1, 2023. Furthermore, subsequent to January 1, 2023, the ADAC-STRATTEC Credit Facility was amended to modify the calculation of the fixed charge coverage ratio and the minimum level of net worth for all future periods such that it is probable ADAC-STRATTEC will comply with the amended covenant in future periods. As of January 1, 2023, we were in compliance with all other financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	January 1, 2023	July 3, 2022
STRATTEC Credit Facility	$4,000	$—
ADAC-STRATTEC Credit Facility	13,000	11,000
	$17,000	$11,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
STRATTEC Credit Facility	$3,121	$170	4.4%	3.3%
ADAC-STRATTEC Credit Facility	$11,852	$14,846	4.3%	1.4%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at January 1, 2023 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three and six month periods ended January 1, 2023 and December 26, 2021 were as follows (in thousands):

	Three months ended January 1, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, October 2, 2022	$219,409	$75	$102,250	$241,094	$(19,256)	$(135,569)	$30,815
Net Loss	(2,515)	—	—	(1,839)	—	—	(676)
Translation Adjustments	429	—	—	—	(40)	—	469
Stock Based Compensation	263	—	263	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	70	—	—	—	70	—	—
Employee Stock Purchases	20	—	7	—	—	13	—
Balance, January 1, 2023	$217,676	$75	$102,520	$239,255	$(19,226)	$(135,556)	$30,608

	Three months ended December 26, 2021
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, September 26, 2021	$212,797	$75	$100,519	$234,051	$(17,398)	$(135,608)	$31,158
Net Income	3,837	—	—	3,391	—	—	446
Translation Adjustments	(544)	—	—	—	(191)	—	(353)
Stock Based Compensation	238	—	238	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	76	—	—	—	76	—	—
Employee Stock Purchases	20	—	11	—	—	9	—
Balance, December 26, 2021	$216,424	$75	$100,768	$237,442	$(17,513)	$(135,599)	$31,251

	Six months ended January 1, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 3, 2022	$219,947	$75	$101,524	$240,969	$(18,588)	$(135,580)	$31,547
Net Loss	(2,578)	—	—	(1,714)	—	—	(864)
Dividend Declared – Non- controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	(253)	—	—	—	(778)	—	525
Stock Based Compensation	874	—	874	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	140	—	—	—	140	—	—
Stock Option Exercises	109	—	109	—	—	—	—
Employee Stock Purchases	37	—	13	—	—	24	—
Balance, January 1, 2023	$217,676	$75	$102,520	$239,255	$(19,226)	$(135,556)	$30,608

	Six months ended December 26, 2021
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 27, 2021	$212,797	$74	$99,512	$233,953	$(16,914)	$(135,615)	$31,787
Net Income	4,056	—	—	3,489	—	—	567
Dividend Declared – Non- controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	(1,256)	—	—	—	(753)	—	(503)
Stock Based Compensation	634	—	634	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	154	—	—	—	154	—	—
Stock Option Exercises	600	1	599	—	—	—	—
Employee Stock Purchases	39	—	23	—	—	16	—
Balance, December 26, 2021	$216,424	$75	$100,768	$237,442	$(17,513)	$(135,599)	$31,251

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

Contract Balances:

We have no material contract assets or contract liabilities as of January 1, 2023 or July 3, 2022.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Door Handles & Exterior Trim	$28,425	$28,358	$58,550	$51,898
Keys & Locksets	24,716	26,654	53,381	49,495
Power Access	26,445	23,529	51,286	44,669
Latches	13,658	11,915	28,420	22,022
Aftermarket & OE Service	9,493	11,414	20,141	23,310
User Interface Controls (formerly Driver Controls)	8,620	8,775	17,738	16,792
Other	1,827	2,263	4,028	5,063
	$113,184	$112,908	$233,544	$213,249

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
General Motors Company	$35,534	$31,129	$73,684	$56,813
Ford Motor Company	22,149	21,070	46,765	38,765
Stellantis	16,995	23,050	34,150	39,610
Tier 1 Customers	16,083	15,607	33,392	27,582
Commercial and Other OEM Customers	13,134	16,190	27,960	33,602
Hyundai / Kia	9,289	5,862	17,593	16,877
	$113,184	$112,908	$233,544	$213,249

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income primarily included foreign currency transaction gains and losses, realized and unrealized gains or losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our Supplemental Executive Retirement Plan (“SERP”) and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of January 1, 2023 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Foreign Currency Transaction (Loss) Gain	$(514)	$104	$(585)	$243
Unrealized Gain (Loss) on Peso Forward Contracts	12	(126)	(23)	(224)
Realized Gain (Loss) on Peso Forward Contracts, net	307	(4)	545	135
Pension and Postretirement Plans Cost	(131)	(125)	(260)	(249)
Rabbi Trust Gain	389	48	23	70
Other	(11)	3	59	51
	$52	$(100)	$(241)	$26

Warranty

We have a warranty liability recorded related to our known and potential exposure to warranty claims in the event our products fail to perform as expected, and in the event we may be required to participate in the repair costs incurred by our customers for such products. The recorded liability balance involves judgement and estimates. Our liability estimate is based on analysis of historical warranty data as well as current trends and information, including our customers recent extension and /or expansion of their warranty programs. In recent fiscal periods, our largest customers have extended their warranty protection for their vehicles and have since demanded higher warranty cost sharing arrangements from their suppliers in their terms and conditions to purchase, including from STRATTEC. As additional information becomes available, actual results may differ from recorded estimates, which may require us to adjust the amount of our warranty provision.

During the quarter ended January 1, 2023, we received notice that a product we shipped failed to perform as the customer expected. While it is probable we will incur costs related to this matter, it is not possible to reasonably estimate those costs based on limited information available, including uncertainty as to STRATTEC's responsibility and the responsibility of STRATTEC's supplier in the matter, as of the date of filing of this Form 10-Q. As additional information related to this matter becomes available, we may need to record additional warranty provisions.

Income Taxes

Our effective tax rate was 40.8% and 6.2% for the three months ended January 1, 2023 and December 26, 2021, respectively. Our effective tax rate was 40.7% and 6.7% for the six month periods ended January 1, 2023 and December 26, 2021, respectively. The increased effective tax rate in the current year three and six month periods was due to the impact of available R&D and foreign tax credits on projected pre-tax book losses for the fiscal year. The reduced effective tax rate for the prior year three and six month periods was due to an increase in our foreign tax credits in the prior year periods as compared to the current year periods. Our effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	January 1, 2023			December 26, 2021
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(1,839)	3,927	$(0.47)	$3,391	3,866	$0.88
Stock Option and Restricted Stock Awards	—	—		—	42
Diluted (Loss) Earnings Per Share	$(1,839)	3,927	$(0.47)	$3,391	3,908	$0.87

	Six Months Ended
	January 1, 2023			December 26, 2021
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(1,714)	3,913	$(0.44)	$3,489	3,848	$0.91
Stock Option and Restricted Stock Awards	—	—		—	53
Diluted (Loss) Earnings Per Share	$(1,714)	3,913	$(0.44)	$3,489	3,901	$0.89

The calculation of (loss) earnings per share excluded 125,871 share-based payment awards as of January 1, 2023 and 9,010 share-based payment awards as of December 26, 2021 because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of January 1, 2023, the Board of Directors had designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of January 1, 2023 were 129,359. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six months ended January 1, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, July 3, 2022	41,172	$46.34
Exercised	(4,251)	$25.64
Balance, January 1, 2023	36,921	$48.72	0.9	—
Exercisable, January 1, 2023	36,921	$48.72	0.9	—

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three and six month periods presented below were as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Intrinsic Value of Options Exercised	$—	$—	$31	$331
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the six month periods ended January 1, 2023 or December 26, 2021.

A summary of restricted stock activity under our stock incentive plan for the six months ended January 1, 2023 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 3, 2022	85,100	$31.89
Granted	49,050	$29.91
Vested	(44,750)	$29.00
Forfeited	(450)	$30.34
Nonvested Balance, January 1, 2023	88,950	$32.09

As of January 1, 2023, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of January 1, 2023, there was approximately $1.9 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $3.3 million at both January 1, 2023 and at July 3, 2022. At both January 1, 2023 and July 3, 2022, $863,000 of the Rabbi Trust asset balance was included in Other Current Assets and the remaining balance was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

We also sponsor a postretirement health care plan for all current and future eligible U.S. retirees hired prior to June 1, 2001. The expected cost of retiree health care benefits is recognized during the years the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and the benefit is further subject to a maximum five year coverage period based on the associate’s retirement date and age. The postretirement health care plan is unfunded. Additionally, we sponsor a postretirement life plan for all U.S. salaried retirees who retired prior to October 1, 2001 and all U.S. hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. The benefit provides for a death benefit of $8,000, which is increased to $70,000 for disability retirees until reaching the age of 65, in which case the death benefit decreased to $8,000. The postretirement life plan is unfunded. See "Basis of Financial Statements" above for additional information regarding certain matters related to recording a liability adjustment for the death benefit owed to eligible participants under the postretirement life plan.

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Service Cost	$19	$15	$2	$3
Interest Cost	24	12	15	14
Amortization of Unrecognized Net Loss	31	21	61	78
Net Periodic Benefit Cost	$74	$48	$78	$95

	SERP Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Service Cost	$39	$31	$5	$6
Interest Cost	47	25	30	23
Amortization of Unrecognized Net Loss	62	43	121	158
Net Periodic Benefit Cost	$148	$99	$156	$187

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended January 1, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, October 2, 2022	$17,471	$1,785	$19,256
Other Comprehensive Income Before Reclassifications	(429)	—	(429)
Net Other Comprehensive Income Before Reclassifications	(429)	—	(429)
Reclassifications:
Unrecognized Net Loss (A)	—	(92)	(92)
Income Tax	—	22	22
Net Reclassifications	—	(70)	(70)
Other Comprehensive Income	(429)	(70)	(499)
Other Comprehensive Income Attributable to Non- Controlling Interest	(469)	—	(469)
Balance, January 1, 2023	$17,511	$1,715	$19,226

	Three Months Ended December 26, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, September 26, 2021	$15,245	$2,153	$17,398
Other Comprehensive Loss Before Reclassifications	544	—	544
Net Other Comprehensive Loss Before Reclassifications	544	—	544
Reclassifications:
Unrecognized Net Loss (A)	—	(99)	(99)
Income Tax	—	23	23
Net Reclassifications	—	(76)	(76)
Other Comprehensive Loss	544	(76)	468
Other Comprehensive Loss Attributable to Non- Controlling Interest	353	—	353
Balance, December 26, 2021	$15,436	$2,077	$17,513

	Six Months Ended January 1, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2022	$16,733	$1,855	$18,588
Other Comprehensive Loss Before Reclassifications	253	—	253
Net Other Comprehensive Loss Before Reclassifications	253	—	253
Reclassifications:
Unrecognized Net Loss (A)	—	(183)	(183)
Income Tax	—	43	43
Net Reclassifications	—	(140)	(140)
Other Comprehensive Loss	253	(140)	113
Other Comprehensive Income Attributable to Non- Controlling Interest	(525)	—	(525)
Balance, January 1, 2023	$17,511	$1,715	$19,226

	Six Months Ended December 26, 2021
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 27, 2021	$14,683	$2,231	$16,914
Other Comprehensive Loss Before Reclassifications	1,256	—	1,256
Net Other Comprehensive Loss Before Reclassifications	1,256	—	1,256
Reclassifications:
Unrecognized Net Loss (A)	—	(201)	(201)
Income Tax	—	47	47
Net Reclassifications	—	(154)	(154)
Other Comprehensive Loss	1,256	(154)	1,102
Other Comprehensive Loss Attributable to Non- Controlling Interest	503	—	503
Balance, December 26, 2021	$15,436	$2,077	$17,513
(A)
Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2022 Form 10-K, which was filed with the Securities and Exchange Commission on September 8, 2022. Also, refer to discussion of prior period corrections under Basis of Financial Statements included in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

Refer to discussion of Risks and Uncertainties included in the Notes to Condensed Consolidated Financial Statements beginning on page 8 of this Form 10-Q.

Starting during the fourth quarter of our fiscal year ended June 2020, the automotive industry has experienced significant volatility due to the COVID-19 pandemic which resulted in periods of shutdowns as well as a subsequent demand-led production recovery. During the fourth quarter of fiscal year 2021, we were impacted by supply chain shortages in the automotive supply chain of critical electronic component parts, primarily semiconductor chips, and certain raw materials which impacted the production schedules for our customers and, therefore, our production levels and have, in turn, adversely impacted pricing for raw materials and purchased components. These shortages continued throughout our fiscal 2022, which resulted in some of our customers temporarily closing several of their assembly plants or reducing their production schedules in North America.

While supply chain shortages improved in the first half of fiscal year 2023 relative to the prior year period, they continued to constrain a full return to demand-driven production levels mainly affecting the recovery of our aftermarket product sales and, moreover, adverse inflationary pricing and wage conditions have persisted in spite of improvements in the supply chain. The sales outlook from our customers over the remainder of fiscal year 2023 projects a stable sales environment with potential for modest growth. However, this sales outlook is contingent on continued progress toward stability for supply chains post COVID-19 pandemic, and minimal disruption of the North American and overall global economy due to higher inflation and interest rates and the economic implications from the conflict in the Ukraine and other international political unrest.

From a gross profit margin perspective, we anticipate continued inflationary pressures from the cost of raw materials, purchased materials and labor for the remainder of fiscal year 2023. Seeking pricing recovery from our customers for such inflationary costs is an immediate and prime focus of ours, however, given the long-term nature of our supply agreements, such negotiations are not customary and therefore, have outcomes that are difficult to predict.

Analysis of Results of Operations

Three months ended January 1, 2023 compared to the three months ended December 26, 2021

	Three Months Ended
	January 1, 2023	December 26, 2021
Net Sales (in millions)	$113.2	$112.9

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	January 1, 2023	December 26, 2021
General Motors Company	$35.5	$31.1
Ford Motor Company	22.2	21.1
Stellantis	17.0	23.1
Tier 1 Customers	16.1	15.6
Commercial and Other OEM Customers	13.1	16.1
Hyundai / Kia	9.3	5.9
	$113.2	$112.9

Overall net sales were stable for the current quarter relative to the prior year quarter. The following items specifically impacted sales to the above noted customer groups between quarters:

-
Sales to General Motors Company, Ford Motor Company and Hyundai/Kia were positively impacted in the current year quarter due to higher vehicle production volumes resulting from improved global semiconductor chip availability relative to the prior year quarter. Sales growth to General Motors Company in the current year quarter was attributed to higher production volumes of their GMC and Chevrolet pickup trucks and certain SUVs for which we supply a wide range of components. Sales to Hyundai / Kia increased quarter-over-quarter due to higher levels of production of the Kia Carnival minivan in the current year quarter as compared to the prior year quarter.
-
The decrease in sales to Stellantis between quarters resulted primarily from its plant shutdowns in the current year quarter, which reduced production volumes compared to the prior year quarter.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, declined in the current year quarter as compared to the prior year quarter due to continued semiconductor chip availability issues, primarily for aftermarket keys. The increases in availability of semiconductor chips were allocated toward the production of components for production vehicles ahead of aftermarket products and, therefore, sales to aftermarket customers continued to be negatively impacted in the current year quarter due to these issues.

	Three Months Ended
	January 1, 2023		December 26, 2021
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$69.1	65.3%	$64.3	65.6%
Labor and Overhead Costs	36.7	34.7%	33.7	34.4%
Total Cost of Goods Sold	$105.8		$98.0

Despite relatively stable sales for the quarter compared to the prior year quarter, the total cost of goods sold increased by $7.8 million between the two periods. Both direct material costs and labor and overhead costs increased proportionately with the total cost of goods sold increase quarter-to-quarter, resulting in only minor changes in their respective percentage of cost of goods sold between quarters. The increase in direct material costs of $4.8 million between quarters was due to the continued trend of higher costs for raw material and purchased components in the current year quarter as compared to the prior year quarter.

Labor and overhead costs increased $3.0 million between quarters. Labor and overhead costs were impacted by the following:

Cost Increases:

-
Mexico wages and benefits increased $1.9 million in the current year quarter as compared to the prior year quarter as a result of a January 1, 2022 government mandated minimum wage increase.
-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $1.1 million in the current year quarter as compared to the prior year quarter due to an unfavorable Mexican peso to U.S. dollar exchange rate between quarterly periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 19.57 pesos to the dollar in the current year quarter from approximately 20.89 pesos to the dollar in the prior year quarter.
-
Freight costs increased $800,000 between quarterly periods due to an increase in fuel costs and supply chain disruptions.

Cost Decrease:

-
Royalty costs paid on sales of certain aftermarket products decreased $570,000 in the current year quarter as compared to the prior year quarter due to lower volumes in these aftermarket products stemming from the current semiconductor chip shortage.
-
Production efficiencies that controlled headcount at our Mexico facilities resulted in reduced labor and benefit costs between quarterly periods of approximately $500,000.

	Three Months Ended
	January 1, 2023	December 26, 2021
Gross Profit (in millions)	$7.4	$14.9
Gross Profit as a percentage of net sales	6.5%	13.2%

Gross profit dollars in the current year quarter decreased $7.5 million as compared to the prior year quarter driven by the aforementioned inflationary pressures on direct material and labor and overhead costs as well as by the strengthening of the Mexican peso against the U.S. dollar. The resulting decrease in gross profit as a percentage of net sales was 6.7 percentage points from the prior year quarter to the current year quarter.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	January 1, 2023	December 26, 2021
Expenses (in millions)	$12.1	$11.3
Expenses as a percentage of net sales	10.7%	10.0%

Engineering, selling and administrative expenses in the current year quarter increased in comparison to the prior year quarter primarily due to increased salary and recruiting costs in the current year quarter and lower costs in the prior year quarter due to a customer reimbursement of engineering and design costs incurred on a new program.

Loss from operations was $4.7 million in the current year quarter compared to income from operations of $3.6 million in the prior year quarter due a reduction in gross profit margin dollars and higher engineering, selling and administrative expenses between quarters, all as discussed above.

The equity earnings of joint ventures was $588,000 in the current year quarter compared to $615,000 in the prior year quarter. The slightly lower equity earnings between quarters was primarily due to higher engineering spending in China associated with future programs. We currently believe a presence in the China market is a key component of our global strategy. We anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Due to our limited amount of business in both India and Brazil as well as the impact of COVID-19 and the global semiconductor chip shortage described above, our VAST LLC joint venture in India continues to have break-even operating results and our VAST LLC joint venture in Brazil continues to report losses.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	January 1, 2023	December 26, 2021
Foreign Currency Transaction (Loss) Gain	$(514)	$104
Unrealized Gain (Loss) on Peso Forward Contracts	12	(126)
Realized Gain (Loss) on Peso Forward Contracts, net	307	(4)
Pension and Postretirement Plan Cost	(131)	(125)
Rabbi Trust Gain	389	48
Other	(11)	3
	$52	$(100)

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
-
We entered into the Mexican peso currency forward contracts during fiscal 2023 and 2022 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of January 1, 2023 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 40.8% and 6.2% for the three months ended January 1, 2023 and December 26, 2021, respectively. The increased effective tax rate in the current year period was due to the impact of available R&D and foreign tax credits on projected pre-tax book losses for the fiscal year. The prior year period effective tax rate was reduced due to an increase in our foreign tax credits in the prior year period as compared to the current year period. Our effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Six months ended January 1, 2023 compared to the six months ended December 26, 2021

	Six Months Ended
	January 1, 2023	December 26, 2021
Net Sales (in millions)	$233.5	$213.2

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	January 1, 2023	December 26, 2021
General Motors Company	$73.7	$56.8
Ford Motor Company	46.7	38.8
Stellantis (Formerly Fiat Chrysler Automobiles)	34.2	39.6
Tier 1 Customers	33.4	27.6
Commercial and Other OEM Customers	27.9	33.5
Hyundai / Kia	17.6	16.9
	$233.5	$213.2

Overall, the period-over-period sales increase was due to improved global semiconductor chip availability in the current year period relative to the prior year period. The following items specifically impacted sales to the above noted customer groups between periods:

-
Sales to General Motors Company and Ford Motor Company were positively impacted in the current year period due to higher vehicle production volumes resulting from improved global semiconductor chip availability relative to the prior year period. Specifically, sales growth to General Motors Company and Ford Motor Company in the current year period was attributed to higher production volumes of their GMC and Chevrolet pickup trucks and certain SUVs for which we supply a wide range of components.
-
The decrease in net sales to at Stellantis was driven primarily by its plant shutdowns which resulted in decreased production volumes in the current year compared to the prior year especially as it related to the Chrysler Pacifica minivan, the Jeep Compass and the Dodge Ram pickup truck.
-
Sales to Tier 1 Customers improved in the current year period compared to the prior year period due to higher vehicle production volumes relating to the semiconductor chip availability referenced above.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, declined in the current year period as compared to the prior year period due to continued semiconductor chip availability issues, primarily for aftermarket keys. The increases in availability of semiconductor chips were allocated toward the production of components for production vehicles ahead of aftermarket products and, therefore, sales to aftermarket customers continued to be negatively impacted in the current year period due to these issues.

	Six Months Ended
	January 1, 2023		December 26, 2021
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$141.6	66.3%	$120.5	64.9%
Labor and Overhead Costs	72.1	33.7%	65.3	35.1%
Total Cost of Goods Sold	$213.7		$185.8

The increase in direct material costs between periods was primarily due to the aforementioned increase in sales, higher costs for raw material and purchased components and a shift toward products with a higher proportion of material costs as a percent of their total cost of goods sold. The increase in the proportion of direct material costs as a percent of total cost of goods sold between periods was due to its higher rate of growth compared with that for labor and overhead, which benefited from improved overhead absorption associated with higher sales between the periods, albeit partially mitigated by a reduction in inventory during the current year period.

Labor and overhead costs increased $6.8 million between periods. The variable portion of labor and overhead costs increased in the current year period commensurate with the production volume increase required to support the increased sales volumes compared to prior year period. However, this impact was partially offset by production efficiencies stemming from controlled headcount and overtime costs at our Milwaukee and Mexico facilities in the current year period. Labor and overhead costs were further impacted by the following:

Cost Increase:

-
Mexico wages and benefits increased $3.3 million in the current year period as compared to the prior year period as a result of a January 1, 2022 government mandated minimum wage increase.
-
Freight costs increased $1.6 million between year-to-date periods due to an increase in fuel costs and supply chain disruptions.
-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $960,000 in the current year period as compared to the prior year period due to an unfavorable Mexican peso to U.S. dollar exchange rate between year-to-date periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 19.88 pesos to the dollar in the current year period from approximately 20.44 pesos to the dollar in the prior year period.

Cost Decreases:

-
Royalty costs paid on sales of certain aftermarket products decreased $1.0 million in the current year period as compared to the prior year period due to lower volumes in these aftermarket products stemming from the current semiconductor chip shortage.
-
Prior year period costs included lump sum bonuses totaling $100,000 paid to our Milwaukee represented hourly workers upon the ratification of a new four-year labor contract, which contract is effective through November 1, 2025.

	Six Months Ended
	January 1, 2023	December 26, 2021
Gross Profit (in millions)	$19.9	$27.5
Gross Profit as a percentage of net sales	8.5%	12.9%

Gross profit dollars in the current year period decreased $7.6 million as compared to the prior year period driven by the aforementioned inflationary pressures on direct material and labor and overhead costs as well as by the strengthening of the Mexican peso against the U.S. dollar. The resulting decrease in gross profit as a percentage of net sales was 4.4 percentage points from the prior year period to the current year period.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Six Months Ended
	January 1, 2023	December 26, 2021
Expenses (in millions)	$24.8	$23.4
Expenses as a percentage of net sales	10.6%	11.0%

Engineering, selling and administrative expenses in the current year period increased in comparison to the prior year period due to higher outside expenditures on new product development costs associated with utilizing third party vendors for a portion of our development work, an increase in engineering costs related to our ADAC-STRATTEC LLC door handle and exterior trim products, and increased salary and recruiting costs. These expenses decreased as a percentage of net sales due to the increase in sales between periods as previously discussed.

Loss from operations was $4.9 million in the current year period compared to income from operations of $4.1 million in the prior year period due to the aforementioned reduction in gross profit margin dollars and an increase in engineering, selling and administrative expenses between periods.

The equity earnings of joint ventures was $1.1 million in the current year period compared to $364,000 in the prior year period. Improved profitability from our VAST LLC joint venture resulted from increased net sales and increased profitability in VAST China’s operations between periods. VAST China’s sales and profitability improvement in the current year period reflected an improved semiconductor chip availability environment compared with that of the prior year period. We currently believe a presence in the China market is a key component of our global strategy. We anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Due to our limited amount of business in both India and Brazil as well as the impact of COVID-19 and the global semiconductor chip shortage described above, our VAST LLC joint venture in India continues to have break-even operating results and our VAST LLC joint venture in Brazil continues to report losses.

Included in Other Income (Expense), net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	January 1, 2023	December 26, 2021
Foreign Currency Transaction (Loss) Gain	$(585)	$243
Unrealized Loss on Peso Forward Contracts	(23)	(224)
Realized Gain on Peso Forward Contracts, net	545	135
Pension and Postretirement Plan Cost	(260)	(249)
Rabbi Trust Gain	23	70
Other	59	51
	$(241)	$26

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
-
We entered into the Mexican peso currency forward contracts during fiscal 2023 and 2022 to minimize earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of January 1, 2023 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 40.7% and 6.7% for the six months ended January 1, 2023 and December 26, 2021, respectively. The increased effective tax rate in the current year period was due to the impact of available R&D and foreign tax credits on projected pre-tax book losses for the fiscal year. The prior year period effective tax rate was reduced due to an increase in our foreign tax credits in the prior year period as compared to the current year period. Our effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (in millions)

	January 1, 2023	July 3, 2022
Current Assets	$189.3	$188.2
Current Liabilities	79.5	81.5
Working Capital	$109.8	$106.7

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of January 1, 2023 was as follows (in millions):

General Motors Company	$22.1
Stellantis	$9.9
Ford Motor Company	$12.8

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of January 1, 2023, $1.8 million of our $13.6 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Six Months Ended
	January 1, 2023	December 26, 2021
Cash Flows from (in millions):
Operating Activities	$8.7	$—
Investing Activities	$(9.6)	$(5.4)
Financing Activities	$5.5	$5.0

The improvement in cash provided by operating activities between periods was due changes in our working capital requirements between periods, which impact was partially offset by reduced profitability in the current year period as compared to the prior year period. Working capital changes between periods were comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Six Months Ended
	January 1, 2023	December 26, 2021	Change
Accounts Receivable	$(2.7)	$2.6	$(5.3)
Inventory	$(12.6)	$2.4	$(15.0)
Other Assets	$11.2	$(1.4)	$12.6
Accounts Payable and Accrued Liabilities	$2.3	$10.9	$(8.6)

Set forth below is a summary of the items impacting the change in our working capital requirements between year to date periods:

-
Accounts receivable balances decreased in the current year period and increased in the prior year period. The current year period decrease was due to reduced sales during December 2022. The prior year period increase was the result of an increase in outstanding billings for customer owned tooling at December 2021.
-
The change in inventory levels reflected a decrease in inventory balances during the current year period and an increase in inventory balances during the prior year period. The current year period decrease was due to a reduction in inventory balances to align with historical customer production patterns. The prior year period increase was due to an inventory build-up while our OEM customers experienced reduced production schedules due to certain part shortages, including semiconductor chips.
-
The change in other assets includes an increase in balances during the current year period and a decrease in balances during the prior year period. The current year period increase is due to an increase in customer tooling balances and an increase in value added tax recoverable balances related to our operations in Mexico. Customer tooling balance changes result from the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement. Value added tax returns are filed and are pending settlement. The prior year decrease in other asset balances was the result of the receipt of a $3.2 million Federal tax refund.
-
The change working capital requirements due to accounts payable and accrued liability balances was the result of a decrease in accounts payable and accrued liability balances in the prior year period. The prior year period decrease resulted from the payment of fiscal 2021 accrued bonuses during August 2021, which payment totaled $6.6 million, and a decrease in accounts payable balances during the prior year period. The prior year period decrease in accounts payable balances reflected decreased purchases as of the end of December 2021 in conjunction with the management of our inventory balances. Accounts payable balances for each quarter reflected the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used in investing activities included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $9.5 million during the current year period and $5.4 million during the prior year period. Net cash used in investing activities in the current year period also included an investment in our VAST LLC joint venture of $104,000. The investment was made for the purpose of funding general expenses for Sistema Accesso Veicular Ltda, our Brazilian joint venture.

Net cash provided by financing activities during the current year period of $5.5 million included increased borrowings under our credit facilities of $9.0 million and $146,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $3.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries. Net cash provided by financing activities during the prior year period of $5.0 million included increased borrowings under our credit facilities of $8.0 million and $639,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $3.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the remainder of our 2023 fiscal year to cover the future operating and capital requirements of its business. During the six-month period ended January 1, 2023, capital contributions totaling $312,000 were made to VAST LLC for purposes of funding operations in Brazil for the remainder of 2023 fiscal year. STRATTEC's portion of the capital contributions totaled $104,000. During the six month period ended December 26, 2021, no capital contributions were made to VAST LLC by any of the members. During the six months ended January 1, 2023 and December 26, 2021, VAST LLC made no capital contributions to Minda-VAST Access Systems. We currently anticipate no required future capital contributions to Minda-VAST Access Systems over the remainder of our 2023 fiscal year.

Future Capital Expenditures

We anticipate total capital expenditures will be approximately $15.0 million to $17.0 million in fiscal 2023, of which $9.5 million has been made through January 1, 2023, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at January 1, 2023. A total of 3,655,322 shares have been repurchased over the life of the program through January 1, 2023, at a cost of approximately $136.4 million. No shares were repurchased during the six month periods ended January 1, 2023 or December 26, 2021. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2023.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under both credit facilities were at varying rates based, at our option, on the LIBOR plus 1.25 percent or the bank’s prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. Subsequent to January 1, 2023, a waiver was received from BMO Harris Bank N.A. related to non-compliance with the ADAC-STRATTEC Credit Facility fixed charge coverage ratio as of January 1, 2023. Furthermore, subsequent to January 1, 2023, the ADAC-STRATTEC Credit Facility was amended to modify the calculation of the fixed charge coverage ratio and the minimum level of net worth for all future periods such that it is probable ADAC-STRATTEC will comply with the amended covenant in future periods. As of January 1, 2023, we were in compliance with all other financial covenants required by these credit facilities. Outstanding borrowings under the STRATTEC Credit Facility totaled $4 million at January 1, 2023. There were no outstanding borrowings under the STRATTEC Credit Facility at July 3, 2022. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $3.1 million and 4.4 percent, respectively, during the six months ended January 1, 2023. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $13 million at January 1, 2023 and $11 million at July 3, 2022. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $11.9 million and 4.3 percent, respectively, during the six months ended January 1, 2023.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through January 1, 2023, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended January 1, 2023.

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

10.1

Amendment No. 9 to Credit Agreement, dated as of February 6, 2023, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender (Incorporated by reference from Exhibit 10.1 to the Form 8-K report filed on February 7, 2023.)

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Dennis Bowe, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2023, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 9, 2023	By:	/s/ Dennis Bowe
Dennis Bowe
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)