Form 10-Q
period 2023-04-02
STRATTEC SECURITY CORP
filed 2023-05-11
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

or

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

Common stock, par value $0.01 per share: 4,015,985 shares outstanding as of April 3, 2023 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

April 2, 2023

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss)

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net sales	$127,183	$115,943	$360,727	$329,192
Cost of goods sold	117,182	101,305	330,843	287,072
Gross profit	10,001	14,638	29,884	42,120
Engineering, selling and administrative expenses	12,485	11,261	37,266	34,683
(Loss) income from operations	(2,484)	3,377	(7,382)	7,437
Equity earnings of joint ventures	819	577	1,934	941
Interest expense	(266)	(54)	(591)	(159)
Other (expense) income, net	(1,223)	282	(1,464)	308
(Loss) income before provision for income taxes and non-controlling interest	(3,154)	4,182	(7,503)	8,527
Provision (benefit) for income taxes	133	50	(1,638)	339
Net (loss) income	(3,287)	4,132	(5,865)	8,188
Net (loss) income attributable to non- controlling interest	(1,031)	989	(1,895)	1,556
Net (loss) income attributable to STRATTEC SECURITY CORPORATION	$(2,256)	$3,143	$(3,970)	$6,632

Comprehensive income (loss):
Net (loss) income	$(3,287)	$4,132	$(5,865)	$8,188
Pension and postretirement plans, net of tax	350	76	490	230
Currency translation adjustments	3,451	685	3,198	(571)
Other comprehensive income (loss), net of tax	3,801	761	3,688	(341)
Comprehensive income (loss)	514	4,893	(2,177)	7,847
Comprehensive income (loss) attributable to non-controlling interest	116	1,362	(223)	1,426
Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$398	$3,531	$(1,954)	$6,421

(Loss) earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$(0.57)	$0.81	$(1.01)	$1.72
Diluted	$(0.57)	$0.80	$(1.01)	$1.70

Weighted Average shares outstanding:
Basic	3,928	3,871	3,918	3,856
Diluted	3,928	3,916	3,918	3,906

The accompanying notes are an integral part of these Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	April 2, 2023	July 3, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$12,086	$8,774
Receivables, net	83,581	75,827
Inventories:
Finished products	14,453	19,499
Work in process	15,445	18,263
Purchased materials	45,462	48,209
Excess and obsolete reserve	(5,745)	(5,489)
Inventories, net	69,615	80,482
Customer tooling in progress, net	20,516	10,828
Other current assets	21,227	12,321
Total current assets	207,025	188,232
Investment in joint ventures	27,773	26,654
Deferred Income Taxes	7,296	7,081
Other long-term assets	5,269	5,438
Property, plant and equipment	294,876	278,249
Less: accumulated depreciation	(200,841)	(186,520)
Net property, plant and equipment	94,035	91,729
	$341,398	$319,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,546	$43,950
Accrued Liabilities:
Payroll and benefits	20,730	17,959
Environmental	1,390	1,390
Warranty	8,940	8,100
Other	15,974	10,130
Total current liabilities	95,580	81,529
Borrowings under credit facilities	21,000	11,000
Accrued pension obligations	1,225	1,259
Accrued postretirement obligations	1,318	1,329
Other long-term liabilities	3,802	4,070
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,530,170 issued shares at April 2, 2023 and 7,481,169 issued shares at July 3, 2022	75	75
Capital in excess of par value	102,789	101,524
Retained earnings	236,999	240,969
Accumulated other comprehensive loss	(16,572)	(18,588)
Less: treasury stock, at cost (3,602,085 shares at April 2, 2023 and 3,604,466 shares at July 3, 2022)	(135,542)	(135,580)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	187,749	188,400
Non-controlling interest	30,724	31,547
Total shareholders’ equity	218,473	219,947
	$341,398	$319,134

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	April 2, 2023	March 27, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,865)	$8,188
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	13,145	14,724
Foreign currency transaction loss	2,114	76
Unrealized loss (gain) on peso forward contracts	93	(500)
Stock-based compensation expense	1,139	873
Equity earnings of joint ventures	(1,934)	(941)
Loss on settlement of pension obligation	217	—
Change in operating assets and liabilities:
Receivables	(7,584)	(6,637)
Inventories	10,867	(2,450)
Other assets	(17,518)	(4,370)
Accounts payable and accrued liabilities	12,468	2,306
Other, net	370	514
Net cash provided by operating activities	7,512	11,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(237)	(75)
Purchase of property, plant and equipment	(13,724)	(9,407)
Proceeds received on sale of property, plant and equipment	15	—
Net cash used in investing activities	(13,946)	(9,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	13,000	11,000
Repayment of borrowings under credit facilities	(3,000)	(11,000)
Dividends paid to non-controlling interests of subsidiaries	(600)	(1,200)
Exercise of stock options and employee stock purchases	164	884
Net cash provided by (used in) financing activities	9,564	(316)
Foreign currency impact on cash	182	9
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,312	1,994

CASH AND CASH EQUIVALENTS
Beginning of period	8,774	14,465
End of period	$12,086	$16,459
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (recovered) during the period for:
Income taxes	$1,573	$(1,378)
Interest	$485	$158
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(1,207)	$824

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, fobs, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we, along with our VAST LLC partners, provide full service and aftermarket support for each VAST Automotive Group partner’s products.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. STRATTEC SECURITY CORPORATION is headquartered in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and Juarez and Leon, Mexico. Equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”), for which we exercise significant influence but do not control and are not variable interest entities of STRATTEC, are accounted for using the equity method. VAST LLC consists primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. We have only one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of April 2, 2023 and July 3, 2022, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2022 Form 10-K, which was filed with the Securities and Exchange Commission on September 8, 2022.

During December 2022, management determined that a previously unrecorded liability for postretirement death benefits is required to be recognized in accordance with ASC 715. Eligible participants for this death benefit include all salaried retirees who retired prior to October 1, 2001 and all hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. As such, the actuarially calculated liability and the unrecognized actuarial losses impacting Accumulated Other Comprehensive Loss will be reported in the Condensed Consolidated Balance Sheets. Additionally, interest cost and amortization of actuarial losses will be reported in the in the Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss).

Additionally, management identified a correction to previously reported Equity Earnings of Joint Ventures in the Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss), which correction also impacts the previously reported Investment in Joint Ventures amount reported in the Condensed Consolidated Balance Sheets. While prior period amounts have been corrected for comparability, the corrections, both individually and in total, were not material to the previously reported condensed consolidated financial statements.

The impact of the prior period corrections on the Condensed Consolidated Balance Sheet, the related components of Stockholders’ Equity, and the related components of Accumulate Other Comprehensive Loss is as follows (thousands of dollars):

	July 3, 2022
	Previously Reported	Adjustment	As Reported
ASSETS
Investment in joint ventures	$26,344	$310	$26,654
Deferred income taxes	6,937	144	7,081
Total assets	$318,680	$454	$319,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities: Payroll and benefits	$17,905	$54	$17,959
Total current liabilities	81,475	54	81,529
Accrued postretirement obligations	463	866	1,329

Retained earnings	241,504	(535)	240,969
Accumulated other comprehensive loss	(18,657)	69	(18,588)
Total STRATTEC SECURITY CORPORATION shareholders' equity	188,866	(466)	188,400
Total shareholders' equity	220,413	(466)	219,947
Total liabilities and shareholders' equity	$318,680	$454	$319,134

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustments	$(16,723)	$(10)	$(16,733)
Retirement and Postretirement Benefit Plans	(1,934)	79	(1,855)
Accumulated other comprehensive loss	$(18,657)	$69	$(18,588)

	June 27, 2021
	Previously Reported	Adjustment	As Reported
Retained earnings	$234,472	$(519)	$233,953
Accumulated other comprehensive loss	(16,797)	(117)	(16,914)
Total STRATTEC SECURITY CORPORATION shareholders' equity	181,646	(636)	181,010
Total shareholders' equity	$213,433	$(636)	$212,797

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustments	$(14,685)	$2	$(14,683)
Retirement and Postretirement Benefit Plans	(2,112)	(119)	(2,231)
Accumulated other comprehensive loss	$(16,797)	$(117)	$(16,914)

	March 27, 2022			December 26, 2021
	Previously Reported	Adjustment	As Reported	Previously Reported	Adjustment	As Reported
Retained earnings	$241,113	$(528)	$240,585	$237,967	$(525)	$237,442
Accumulated other comprehensive loss	(17,000)	(125)	(17,125)	(17,391)	(122)	(17,513)
Total STRATTEC SECURITY CORPORATION shareholders' equity	189,841	(653)	189,188	185,820	(647)	185,173
Total shareholders' equity	$221,854	$(653)	$221,201	$217,071	$(647)	$216,424

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustments	$(15,126)	$2	$(15,124)	$(15,438)	$2	$(15,436)
Retirement and Postretirement Benefit Plans	(1,874)	(127)	(2,001)	(1,953)	(124)	(2,077)
Accumulated other comprehensive loss	$(17,000)	$(125)	$(17,125)	$(17,391)	$(122)	$(17,513)

The impact of the prior period corrections on the Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss) is as follows (thousands of dollars):

	Three Months Ended March 27, 2022			Nine Months Ended March 27, 2022
	Previously Reported	Adjustment	As Reported	Previously Reported	Adjustment	As Reported
Other income (expense), net	$285	$(3)	$282	$320	$(12)	$308
Income before provision for income taxes and non-controlling interest	4,185	(3)	4,182	8,539	(12)	8,527
Provision for income taxes	50	-	50	342	(3)	339
Net income	4,135	(3)	4,132	8,197	(9)	8,188
Net income attributed to STRATTEC SECURITY CORPORATION	$3,146	$(3)	$3,143	$6,641	$(9)	$6,632

Comprehensive Income:
Net income	$4,135	$(3)	$4,132	$8,197	$(9)	$8,188
Pension and postretirement plans, net of tax	79	(3)	76	238	(8)	230
Other comprehensive income (loss), net of tax	764	(3)	761	(333)	(8)	(341)
Comprehensive income	4,899	(6)	4,893	7,864	(17)	7,847
Comprehensive income attributed to STRATTEC SECURITY CORPORATION	$3,537	$(6)	$3,531	$6,438	$(17)	$6,421

The correction of prior period amounts had no impact on total operating, investing, and financing activities on the Condensed Consolidated Statements of Cash Flows during the nine-month period ended March 27, 2022. In conjunction with the correction of the prior period amounts, the following footnotes, which were impacted by the above adjustments, were also corrected: Shareholders’ Equity, Other (Expense) Income, net, Earnings Per Share, Pension and Postretirement Benefits, and Accumulated Other Comprehensive Loss.

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

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry and its operating performance has been impacted by the lingering effects of the COVID-19 pandemic, the war in the Ukraine, global inflationary conditions and the rising interest rate environment, some of which are described above. During the period from late March 2020 through mid-June 2020, the majority of our OEM customer assembly plant operations were completely closed including most of the supply chain. Additionally, during most of this same period, STRATTEC’s Mexico facilities were closed as a result of the Mexican government’s shutdown of non-essential businesses. Re-opening of our OEM customer facilities and our Mexico facilities began in June 2020, and the automotive industry continued to ramp-up throughout our fiscal year ended June 27, 2021. Nonetheless, during the fourth quarter of our fiscal 2021, our net sales were negatively impacted by a global semiconductor chip shortage (especially as it relates to the automotive industry), which shortage continued into our fiscal 2022. Although semiconductor chip availability improved during the first nine months of our fiscal 2023 relative to our fiscal 2022, negative impacts of the shortage continue to affect STRATTEC, specifically as it pertains to aftermarket products, which trail the prioritization of component production for production vehicles in the allocation of semiconductor chips. Additionally, rising interest rates and global inflationary pressures resulted in increased raw material and purchased part costs during our fiscal 2023 year to date period, as well as higher labor costs associated with mandatory minimum wage increases in Mexico beginning in calendar 2021. Such increases negatively impacted our operating results in our fiscal 2022 and continued to escalate during the first nine months of our fiscal 2023.

Each of the COVID-19 outbreak, the Ukraine conflict and the resulting inflationary pressures in the U.S. and global economy, which have and continue to adversely impact pricing conditions for necessary raw materials and purchased components in our products, continue to adversely impact our operating results due mostly to the supply chain continuity and disruption issues noted above, and in particular related to the supply of semiconductor chips, transponders and related components to our customers in the automotive industry. The extent of such impacts, including related to their duration and intensity, depends upon any continued and lingering impacts from the COVID-19 outbreak, the length of the Ukraine conflict, and related regulatory or operating restraints, which may be precautionary, imposed by local governments and the private sector and by any continuing elevated interest rates and inflationary pressures in the U.S. and global economies. All of these events may continue to impact the supply chain and our operations, including impacting our customers, workforce and suppliers, any of which may continue to disrupt and limit sourcing of semiconductor chips, transponders and other critical supply chain components needed by us and our customers to meet expected production schedules. Moreover, these events may continue to create added inflationary pressures on our operations, including related to wages and the prices of raw materials and purchased parts. All of these foregoing matters, including their scope and duration are uncertain and cannot be predicted as to timing and cost impacts. These changing conditions may also affect the estimates and assumptions made by our management in our financial statements. Such estimates and assumptions affect, among other things, our long-lived asset valuations, equity investment valuation, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

Our current revolving credit facilities, as discussed further under Credit Facilities, expire August 1, 2024. We rely on our credit facilities to provide us with adequate working capital to operate our business and fund our capital expenditures. Further escalation of the aforementioned global inflationary pressures on our operating results may impact our ability to achieve our covenants in the short term and our ability to negotiate favorable terms in the long term, including interest rates and debt covenants, in the extension of our current credit facility.

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

Subsequent Event

On April 4, 2023, we entered into a lease amendment related to our El Paso, Texas finished goods and service parts distribution warehouse. The agreement included a lease modification that changed future payments for the existing premises. The lease modification resulted in a $1.8 million increase to both our right of use asset and lease liability included in our Condensed Consolidated Balance Sheet as of the modification date.

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

The following table quantifies the outstanding Mexican peso forward contracts as of April 2, 2023 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 18, 2023 - June 13, 2023	$2,250	22.51	$534

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	April 2, 2023	July 3, 2022
Not Designated as Hedging Instruments:
Other Current Assets:
Mexican Peso Forward Contracts	$534	$627

The pre-tax effects of the Mexican peso forward contracts are included in Other (Expense) Income, net on the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss) and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Not Designated as Hedging Instruments:
Realized Gain	$474	$83	$1,019	$267
Realized (Loss)	$—	$(18)	$—	$(67)
Unrealized (Loss) Gain	$(70)	$724	$(93)	$500

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of April 2, 2023 and July 3, 2022. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2023 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$153	$—	$—
Mid Cap	312	—	—
Large Cap	452	—	—
International	491	—	—
Fixed Income Funds	1,027	—	—
Cash and Cash Equivalents	—	113	—
Mexican Peso Forward Contracts	—	534	—
Total Assets at Fair Value	$2,435	$647	$—

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

The Alliance Agreements include a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each hold a one-third interest, exists to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchase products from each other on an as needed basis to use as components in end products assembled and sold in their respective home markets. STRATTEC currently purchases such component parts from WITTE. These purchases totaled $240,000 and $515,000 during the three- and nine- month periods ended April 2, 2023, and $200,000 and $615,000 during the three- and nine- month periods ended March 27, 2022.

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

The VAST LLC investments are accounted for using the equity method of accounting and the results of the VAST LLC foreign subsidiaries and joint venture are reported on a one-month lag basis. The activities related to the VAST LLC foreign subsidiaries and joint venture resulted in equity earnings of joint ventures to STRATTEC of $1.9 million during the nine-month period ended April 2, 2023 and $941,000 during the nine-month period ended March 27, 2022. During the nine months ended April 2, 2023, capital contributions totaling $711,000 were made to VAST for purposes of funding operations in Brazil. STRATTEC's portion of the capital contributions totaled $237,000. During the nine months ended March 27, 2022, capital contributions totaling $225,000 were made to VAST for purposes of funding operations in Brazil. STRATTEC's portion of the capital contributions totaled $75,000.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and reduced net income to STRATTEC of approximately $89.4 million and $1.8 million, respectively, during the nine-month period ended April 2, 2023 and increased net sales and reduced net income to STRATTEC of approximately $81.2 million and $98,000, respectively, during the nine-month period ended March 27, 2022. ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $2.2 million and $6.3 million in the three- and nine-month periods ended April 2, 2023 and $2.1 million and $5.7 million in the three- and nine-month periods ended March 27, 2022. Effective January 1, 2023, ADAC and STRATTEC have agreed to suspend the payment of these fees as needed to comply with debt covenant provisions included in the ADAC-STRATTEC LLC credit facility described in greater detail below. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $3.1 million and $8.4 million in the three- and nine-month periods ended April 2, 2023 and $2.9 million and $6.0 million in the three- and nine-month periods ended March 27, 2022.

STRATTEC POWER ACCESS LLC (“SPA”) was originally formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate, tail gate and deck lid system access control products some of which were acquired from Delphi Corporation in 2009. SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE for all periods presented in this report. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC and resulted in increased net sales and increased net income to STRATTEC of approximately $82.3 million and $1.9 million, respectively, during the nine-month period ended April 2, 2023 and $68.3 million and $3.8 million, respectively, during the nine-month period ended March 27, 2022.

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

During the quarter ended March 27, 2022, VAST China experienced a fire at their Taicang plant. As a result, certain door handle and painting operations were temporarily transferred to their Jingzhou facility and another supplier. The transfer of production negatively impacted VAST China's profitability for the quarter ended March 27, 2022.

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Net Sales	$44,989	$55,281	$168,088	$153,454
Cost of Goods Sold	36,471	46,418	138,222	127,022
Gross Profit	8,518	8,863	29,866	26,432
Engineering, Selling and Administrative Expenses	6,872	7,575	24,631	24,075
Income From Operations	1,646	1,288	5,235	2,357
Other Income, net	1,167	692	1,625	1,085
Income before Provision for Income Taxes	2,813	1,980	6,860	3,442
Provision for Income Taxes	360	239	1,110	614
Net Income	$2,453	$1,741	$5,750	$2,828
STRATTEC's Share of VAST LLC Net Income	818	581	1,917	943
Intercompany Profit Elimination	1	(4)	17	(2)
STRATTEC’s Equity Earnings of VAST LLC	$819	$577	$1,934	$941

We have sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses. The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Sales to VAST LLC	$6	$316	$33	$1,533
Purchases from VAST LLC	$12	$6	$39	$157
Expenses Charged to VAST LLC	$59	$134	$301	$512
Expenses Charged from VAST LLC	$191	$151	$643	$593

Leases

We have an operating lease for our El Paso, Texas finished goods and service parts distribution warehouse that has a current lease term through October 2023. This lease includes renewal terms that can extend the lease term for five additional years. For purposes of calculating operating lease obligations, we included the option to extend the lease as it is reasonably certain that we will exercise such option. The lease does not contain material residual value guarantees or restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease term. Refer to Subsequent Event included in these Notes to Condensed Consolidated Financial Statements for additional information regarding extension of this lease term.

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

April 2, 2023
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$2,721
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$415
Other Long-Term Liabilities	2,306
$2,721

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under this non-cancelable lease are as follows as of April 2, 2023 (in thousands):

2023 (for the remaining three months)	$125
2024	509
2025	522
2026	535
2027	548
Thereafter	751
Total Future Minimum Lease Payments	2,990
Less: Imputed Interest	(269)
Total Lease Obligations	$2,721

Cash flow information related to the operating lease is shown below (in thousands):

	Nine Months Ended
	April 2, 2023	March 27, 2022
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$372	$362

The weighted average lease term and discount rate for the El Paso, Texas operating lease are shown below:

April 2, 2023
Weighted Average Remaining Lease Term (in years)	5.6
Weighted Average Discount Rate	3.3%

Operating lease expense for the three- and nine-month periods ended April 2, 2023 totaled $125,000 and $372,000, respectively. Operating lease expense for the three- and nine-month periods ended March 27, 2022 totaled $122,000 and $362,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 22, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 6, 2023. Subsequent to these dates, interest on borrowings under both credit facilities were at varying rates based, at our option, on SOFR plus 1.35 percent or the bank's prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of April 2, 2023, we were in compliance with all other financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	April 2, 2023	July 3, 2022
STRATTEC Credit Facility	$8,000	$—
ADAC-STRATTEC Credit Facility	13,000	11,000
	$21,000	$11,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
STRATTEC Credit Facility	$3,755	$421	5.1%	1.9%
ADAC-STRATTEC Credit Facility	$12,234	$14,784	4.9%	1.4%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at April 2, 2023 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three- and nine-month periods ended April 2, 2023 and March 27, 2022 were as follows (in thousands):

	Three months ended April 2, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, January 1, 2023	$217,676	$75	$102,520	$239,255	$(19,226)	$(135,556)	$30,608
Net Loss	(3,287)	—	—	(2,256)	—	—	(1,031)
Translation Adjustments	3,451	—	—	—	2,304	—	1,147
Stock Based Compensation	265	—	265	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	350	—	—	—	350	—	—
Employee Stock Purchases	18	—	4	—	—	14	—
Balance, April 2, 2023	$218,473	$75	$102,789	$236,999	$(16,572)	$(135,542)	$30,724

	Three months ended March 27, 2022
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, December 26, 2021	$216,424	$75	$100,768	$237,442	$(17,513)	$(135,599)	$31,251
Net Income	4,132	—	—	3,143	—	—	989
Dividend Declared – Non- controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	685	—	—	—	312	—	373
Stock Based Compensation	239	—	239	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	76	—	—	—	76	—	—
Stock Option Exercises	227	—	227	—	—	—	—
Employee Stock Purchases	18	—	10	—	—	8	—
Balance, March 27, 2022	$221,201	$75	$101,244	$240,585	$(17,125)	$(135,591)	$32,013

	Nine months ended April 2, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 3, 2022	$219,947	$75	$101,524	$240,969	$(18,588)	$(135,580)	$31,547
Net Loss	(5,865)	—	—	(3,970)	—	—	(1,895)
Dividend Declared – Non- controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	3,198	—	—	—	1,526	—	1,672
Stock Based Compensation	1,139	—	1,139	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	490	—	—	—	490	—	—
Stock Option Exercises	109	—	109	—	—	—	—
Employee Stock Purchases	55	—	17	—	—	38	—
Balance, April 2, 2023	$218,473	$75	$102,789	$236,999	$(16,572)	$(135,542)	$30,724

	Nine months ended March 27, 2022
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 27, 2021	$212,797	$74	$99,512	$233,953	$(16,914)	$(135,615)	$31,787
Net Income	8,188	—	—	6,632	—	—	1,556
Dividend Declared – Non- controlling Interests of Subsidiaries	(1,200)	—	—	—	—	—	(1,200)
Translation Adjustments	(571)	—	—	—	(441)	—	(130)
Stock Based Compensation	873	—	873	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	230	—	—	—	230	—	—
Stock Option Exercises	827	1	826	—	—	—	—
Employee Stock Purchases	57	—	33	—	—	24	—
Balance, March 27, 2022	$221,201	$75	$101,244	$240,585	$(17,125)	$(135,591)	$32,013

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

Contract Balances:

We have no material contract assets or contract liabilities as of April 2, 2023 or July 3, 2022.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Door Handles & Exterior Trim	$30,834	$29,313	$89,384	$81,211
Power Access	31,046	23,675	82,332	68,344
Keys & Locksets	27,625	28,230	81,006	77,725
Latches	14,150	12,760	42,570	34,782
Aftermarket & OE Service	11,345	11,421	31,486	34,731
User Interface Controls (formerly Driver Controls)	9,989	8,525	27,727	25,317
Other	2,194	2,019	6,222	7,082
	$127,183	$115,943	$360,727	$329,192

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
General Motors Company	$37,537	$34,738	$111,221	$91,551
Ford Motor Company	23,293	19,162	70,058	57,927
Stellantis	21,610	23,047	55,760	62,657
Tier 1 Customers	19,742	15,279	53,134	42,861
Commercial and Other OEM Customers	13,839	16,518	41,799	50,120
Hyundai / Kia	11,162	7,199	28,755	24,076
	$127,183	$115,943	$360,727	$329,192

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss) primarily included foreign currency transaction gains and losses, realized and unrealized gains or losses on our Mexican peso currency forward contracts, net periodic pension and postretirement benefit costs, other than the service cost component, related to our Supplemental Executive Retirement Plan (“SERP”) and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries. We entered into the Mexican Peso currency forward contracts described above to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of April 2, 2023 may or may not be realized in future periods, depending on the actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Foreign Currency Transaction Loss	$(1,529)	$(319)	$(2,114)	$(76)
Unrealized (Loss) Gain on Peso Forward Contracts	(70)	724	(93)	500
Realized Gain on Peso Forward Contracts, net	474	65	1,019	200
Pension and Postretirement Plans Cost	(344)	(123)	(604)	(372)
Rabbi Trust Gain (Loss)	108	(130)	131	(60)
Other	138	65	197	116
	$(1,223)	$282	$(1,464)	$308

Warranty

We have a warranty liability recorded related to our known and potential exposure to warranty claims in the event our products fail to perform as expected, and in the event we may be required to participate in the repair costs incurred by our customers for such products. The recorded liability balance involves judgement and estimates. Our liability estimate is based on analysis of historical warranty data as well as current trends and information, including our customers recent extension and /or expansion of their warranty programs. In recent fiscal periods, our largest customers have extended their warranty protection for their vehicles and have since demanded higher warranty cost sharing arrangements from their suppliers in their terms and conditions to purchase, including from STRATTEC. As additional information becomes available, actual results may differ from recorded estimates, which may require us to adjust the amount of our warranty provision. During the quarter ended April 2, 2023, we recorded a warranty provision of $1.3 million associated with a customer's specific warranty claim involving our product.

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

Income Taxes

Our effective tax rate was (4.2)% and 1.2% for the three months ended April 2, 2023 and March 27, 2022, respectively. Our effective tax rate was 21.8% and 4.0% for the nine-month periods ended April 2, 2023 and March 27, 2021, respectively. The effective tax rate for the three-month period ended April 2, 2023 was impacted by an increase in our fiscal year pre-tax net loss estimate as of the end of the current year quarter as compared to our estimate as of January 1, 2023. Our effective tax rate in the three- and nine-month periods ended March 27, 2022 was impacted by adjustments we made to the amounts of our fiscal 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our US income tax returns during the quarter ended March 27, 2022 and were attributable to actual results included in non-US income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our fiscal 2021 tax provision. The adjustment amounts recorded during the three- and nine-month periods ended March 27, 2022 totaled $740,000 and $1.0 million, respectively. Our effective tax rate for the three- and nine-month periods ended March 27, 2022 excluding these adjustments were 18.9 percent and 15.7 percent, respectively. Our effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2023			March 27, 2022
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(2,256)	3,928	$(0.57)	$3,143	3,871	$0.81
Stock Option and Restricted Stock Awards	—	—		—	45
Diluted (Loss) Earnings Per Share	$(2,256)	3,928	$(0.57)	$3,143	3,916	$0.80

	Nine Months Ended
	April 2, 2023			March 27, 2022
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic (Loss) Earnings Per Share	$(3,970)	3,918	$(1.01)	$6,632	3,856	$1.72
Stock Option and Restricted Stock Awards	—	—		—	50
Diluted (Loss) Earnings Per Share	$(3,970)	3,918	$(1.01)	$6,632	3,906	$1.70

The calculation of (loss) earnings per share excluded 125,871 share-based payment awards as of April 2, 2023 and 9,010 share-based payment awards as of March 27, 2022 because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of April 2, 2023, the Board of Directors had designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of April 2, 2023 were 134,769. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the nine months ended April 2, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, July 3, 2022	41,172	$46.34
Exercised	(4,251)	$25.64
Forfeited	(4,360)	$47.55
Balance, April 2, 2023	32,561	$48.88	0.6	—
Exercisable, April 2, 2023	32,561	$48.88	0.6	—

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three- and nine-month periods presented below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Intrinsic Value of Options Exercised	$—	$120	$31	$451
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the nine-month periods ended April 2, 2023 or March 27, 2022.

A summary of restricted stock activity under our stock incentive plan for the nine months ended April 2, 2023 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 3, 2022	85,100	$31.89
Granted	49,050	$29.91
Vested	(44,750)	$29.00
Forfeited	(1,500)	$32.03
Nonvested Balance, April 2, 2023	87,900	$32.09

As of April 2, 2023, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of April 2, 2023, there was approximately $1.6 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five-year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. During our fiscal 2023 third quarter, SERP benefits of $863,000 were cash settled using Rabbi trust assets. We incurred a related settlement charge to operations of $217,000 pre-tax in our fiscal third quarter as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The Rabbi Trust assets had a value of $2.5 million at April 2, 2023 and $3.3 million at July 3, 2022. At April 2, 2023, the Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets. At July 3, 2022, $863,000 of the Rabbi Trust asset balance was included in Other Current Assets and the remaining balance was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

We also sponsor a postretirement health care plan for all current and future eligible U.S. retirees hired prior to June 1, 2001. The expected cost of retiree health care benefits is recognized during the years the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and the benefit is further subject to a maximum five-year coverage period based on the associate’s retirement date and age. The postretirement health care plan is unfunded. Additionally, we sponsor a postretirement life plan for all U.S. salaried retirees who retired prior to October 1, 2001 and all U.S. hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. The benefit provides for a death benefit of $8,000, which is increased to $70,000 for disability retirees until reaching the age of 65, in which case the death benefit decreased to $8,000. The postretirement life plan is unfunded. See "Basis of Financial Statements" above for additional information regarding certain matters related to recording a liability adjustment for the death benefit owed to eligible participants under the postretirement life plan.

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss).

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Service Cost	$21	$15	$3	$3
Interest Cost	24	15	16	8
Plan Settlements	217	—	—	—
Amortization of Unrecognized Net Loss	25	20	61	80
Net Periodic Benefit Cost	$287	$50	$80	$91

	SERP Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023	March 27, 2022
Service Cost	$60	$46	$8	$9
Interest Cost	71	40	47	31
Plan Settlements	217	—	—	—
Amortization of Unrecognized Net Loss	87	63	182	238
Net Periodic Benefit Cost	$435	$149	$237	$278

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended April 2, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, January 1, 2023	$17,511	$1,715	$19,226
Other Comprehensive Income Before Reclassifications	(3,451)	(371)	(3,822)
Income Tax	—	87	87
Net Other Comprehensive Income Before Reclassifications	(3,451)	(284)	(3,735)
Reclassifications:
Unrecognized Net Loss (A)	—	(86)	(86)
Income Tax	—	20	20
Net Reclassifications	—	(66)	(66)
Other Comprehensive Income	(3,451)	(350)	(3,801)
Other Comprehensive Income Attributable to Non- Controlling Interest	(1,147)	—	(1,147)
Balance, April 2, 2023	$15,207	$1,365	$16,572

	Three Months Ended March 27, 2022
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, December 26, 2021	$15,436	$2,077	$17,513
Other Comprehensive Income Before Reclassifications	(1,291)	—	(1,291)
Income Tax	606	—	606
Net Other Comprehensive Income Before Reclassifications	(685)	—	(685)
Reclassifications:
Unrecognized Net Loss (A)	—	(100)	(100)
Income Tax	—	24	24
Net Reclassifications	—	(76)	(76)
Other Comprehensive Income	(685)	(76)	(761)
Other Comprehensive Income Attributable to Non- Controlling Interest	(373)	—	(373)
Balance, March 27, 2022	$15,124	$2,001	$17,125

	Nine Months Ended April 2, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2022	$16,733	$1,855	$18,588
Other Comprehensive Income Before Reclassifications	(3,198)	(371)	(3,569)
Income Tax	—	87	87
Net Other Comprehensive Income Before Reclassifications	(3,198)	(284)	(3,482)
Reclassifications:
Unrecognized Net Loss (A)	—	(269)	(269)
Income Tax	—	63	63
Net Reclassifications	—	(206)	(206)
Other Comprehensive Income	(3,198)	(490)	(3,688)
Other Comprehensive Income Attributable to Non- Controlling Interest	(1,672)	—	(1,672)
Balance, April 2, 2023	$15,207	$1,365	$16,572

	Nine Months Ended March 27, 2022
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 27, 2021	$14,683	$2,231	$16,914
Other Comprehensive Loss Before Reclassifications	(35)	—	(35)
Income Tax	606	—	606
Net Other Comprehensive Loss Before Reclassifications	571	—	571
Reclassifications:
Unrecognized Net Loss (A)	—	(301)	(301)
Income Tax	—	71	71
Net Reclassifications	—	(230)	(230)
Other Comprehensive Loss	571	(230)	341
Other Comprehensive Loss Attributable to Non- Controlling Interest	130	—	130
Balance, March 27, 2022	$15,124	$2,001	$17,125
(A)
Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other (Expense) Income, net in the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss). See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

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

Starting during the fourth quarter of our fiscal year ended June 2020, the automotive industry has experienced significant volatility originally due to the COVID-19 pandemic which resulted in periods of shutdowns as well as a subsequent demand-led production recovery. During the fourth quarter of fiscal year 2021, we were also impacted by supply chain shortages in the automotive supply chain of critical electronic component parts, primarily semiconductor chips, and certain raw materials which impacted the production schedules for our customers and, therefore, our production levels and have, in turn, adversely impacted pricing for our raw materials and purchased components. These shortages continued throughout our fiscal 2022, which resulted in some of our customers temporarily closing several of their assembly plants or reducing their production schedules in North America.

While supply chain shortages continually improved over the first nine months of fiscal year 2023 relative to the prior year period, adverse inflationary pricing and wage conditions have persisted in spite of improvements in the supply chain. The sales outlook from our customers over the remainder of fiscal year 2023 continues to project a stable sales environment. However, this sales outlook is contingent on continued progress toward stability for supply chains post COVID-19 pandemic, and minimal disruption of the North American and overall global economy due to higher inflation and interest rates and the economic implications from the conflict in the Ukraine and other international political unrest, including any potential trade disruption stemming from U.S. / China geopolitical and economic relations.

From a gross profit margin perspective, we anticipate a continuation of an unfavorable Mexican peso to U.S. dollar exchange rate and inflationary pressures on purchased materials and labor for the remainder of fiscal year 2023 and into fiscal year 2024. Seeking pricing recovery from our customers for inflationary costs continues to be a prime focus of ours, however, given the long-term nature of our supply agreements, such negotiations are not customary and therefore, have outcomes that are difficult to predict.

Analysis of Results of Operations

Three months ended April 2, 2023 compared to the three months ended March 27, 2022

	Three Months Ended
	April 2, 2023	March 27, 2022
Net Sales (in millions)	$127.2	$115.9

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	April 2, 2023	March 27, 2022
General Motors Company	$37.5	$34.7
Ford Motor Company	23.4	19.2
Stellantis	21.6	23.0
Tier 1 Customers	19.7	15.3
Commercial and Other OEM Customers	13.9	16.5
Hyundai / Kia	11.1	7.2
	$127.2	$115.9

The quarter-over-quarter sales increase of $11.2 million was due to improved global semiconductor chip availability in the current year quarter relative to the prior year quarter. The following items specifically impacted sales to the above noted customer groups between quarters:

-
Sales to General Motors Company, Ford Motor Company and Hyundai/Kia were positively impacted in the current year quarter due to higher vehicle production volumes resulting from improved global semiconductor chip availability relative to the prior year quarter. Sales growth to General Motors Company in the current year quarter was attributed to higher production volumes of their GMC and Chevrolet pickup trucks and certain SUVs for which we supply a wide range of components. Increased sales to Ford Motor Company in the current year quarter were due to higher production volumes of their F-Series Super Duty Pickup for which we supply a wide range of components. Sales to Hyundai / Kia increased quarter-over-quarter due to higher levels of production of the Kia Carnival minivan in the current year quarter as compared to the prior year quarter.
-
The decrease in sales to Stellantis between quarters resulted primarily from its plant shutdowns in the current year quarter, which reduced production volumes compared to the prior year quarter especially as it related to the Chrysler Pacifica minivan, the Jeep Compass and the Dodge Ram pickup truck, as well as lower production volumes of their passenger car vehicles for which we supply components.
-
Sales to Tier 1 Customers improved in the current year quarter compared to the prior year quarter due to higher vehicle production volumes relating to the improvement in semiconductor chip availability referenced above.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, declined in the current year quarter as compared to the prior year quarter due to the allocation of available semiconductor chips toward the production of components for production vehicles, rather than these aftermarket products.

	Three Months Ended
	April 2, 2023		March 27, 2022
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$77.6	66.2%	$67.6	66.7%
Labor and Overhead Costs	39.6	33.8%	33.7	33.3%
Total Cost of Goods Sold	$117.2		$101.3

Total cost of goods sold increased $15.9 million between quarterly periods. The increase in labor and overhead costs and related reduction in direct material costs as a percentage of total cost of goods sold was the result of a warranty provision of $1.3 million recorded during the current year quarter based on additional information that became available during the current year quarter related to our share of the costs associated with a customer's specific warranty claim involving our product. Excluding this warranty provision, direct material as a percentage of total cost of goods sold was 67.0 percent and labor and overhead as a percentage of cost of goods sold was 33.0 percent for the quarter ended April 2, 2023. The increase in direct material costs and its related percentage of cost of goods sold between quarters was due to the aforementioned increase in sales, higher costs for purchased components and a shift toward products with a higher proportion of material costs as a percent of their total cost of goods sold.

Labor and overhead costs increased $5.9 million between quarters. Labor and overhead costs were impacted by the following:

Cost Increases:

-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $1.9 million in the current year quarter as compared to the prior year quarter due to an unfavorable Mexican peso to U.S. dollar exchange rate between quarterly periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 18.56 pesos to the dollar in the current year quarter from approximately 20.42 pesos to the dollar in the prior year quarter.
-
Mexico wages and benefits increased $1.8 million in the current year quarter as compared to the prior year quarter as a result of a January 1, 2023 government mandated minimum wage increase.
-
The current year quarter includes a $1.3 million warranty provision associated with a customer's specific warranty claim involving our product.
-
Freight costs increased $700,000 between quarterly periods due to an increase in fuel costs and supply chain disruptions.

Cost Decrease:

-
Royalty costs paid on sales of certain aftermarket products decreased $545,000 in the current year quarter as compared to the prior year quarter due to lower volumes in these aftermarket products stemming from the current semiconductor chip shortage.

	Three Months Ended
	April 2, 2023	March 27, 2022
Gross Profit (in millions)	$10.0	$14.6
Gross Profit as a percentage of net sales	7.9%	12.6%

Gross profit dollars in the current year quarter decreased $4.6 million as compared to the prior year quarter driven by the aforementioned inflationary pressures on direct material and labor and overhead costs as well as by the strengthening of the Mexican peso against the U.S. dollar. The resulting decrease in gross profit as a percentage of net sales was 4.7 percentage points from the prior year quarter to the current year quarter.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	April 2, 2023	March 27, 2022
Expenses (in millions)	$12.5	$11.3
Expenses as a percentage of net sales	9.8%	9.7%

Engineering, selling and administrative expenses increased in the current year quarter as compared to the prior year quarter due to higher outside expenditures on new product development associated with utilizing third party vendors for a portion of our development work.

Loss from operations was $2.5 million in the current year quarter compared to income from operations of $3.4 million in the prior year quarter due a reduction in gross profit margin dollars and higher engineering, selling and administrative expenses between quarters, all as discussed above.

The equity earnings of joint ventures were $819,000 in the current year quarter compared to $577,000 in the prior year quarter. Improved profitability from our VAST LLC joint venture resulted from improved profitability in VAST China's operations between quarters. During the prior year quarter, VAST China experienced a fire at their Taicang plant. As a result, certain door handle and painting operations were temporarily transferred to their Jingzhou facility and another supplier. The transfer of production negatively impacted VAST China's profitability in the quarter ended March 27, 2022. We currently believe a presence in the China market is a key component of our global strategy. We anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Our VAST LLC joint venture in India continues to have near break-even operating results and our VAST LLC joint venture in Brazil continues to report losses.

Included in Other (Expense) Income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	April 2, 2023	March 27, 2022
Foreign Currency Transaction Loss	$(1,529)	$(319)
Unrealized (Loss) Gain on Peso Forward Contracts	(70)	724
Realized Gain on Peso Forward Contracts, net	474	65
Pension and Postretirement Plan Cost	(344)	(123)
Rabbi Trust Gain (Loss)	108	(130)
Other	138	65
	$(1,223)	$282

Set forth below is a discussion of the items comprising certain of the components of our Other (Expense) Income, net:

-
Foreign currency transaction losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-
The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-
We entered into the Mexican peso currency forward contracts during fiscal 2023 and 2022 to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of April 2, 2023 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. During the current year quarter, a charge of $217,000 was included in pension and postretirement plan costs related to $863,000 of SERP benefits that were cash settled using Rabbi trust assets.

Our effective tax rate was (4.2)% and 1.2% for the three months ended April 2, 2023 and March 27, 2022, respectively. The effective tax rate for the three-month period ended April 2, 2023 was impacted by an increase in our fiscal year pre-tax net loss estimate as the end of the current year quarter as compared to our estimate as of January 1, 2023. The effective tax rate in the prior year period was impacted by adjustments we made to the amounts of our fiscal 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our US income tax returns during the quarter ended March 27, 2022 and were attributable to actual results included in non-US income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our fiscal 2021 tax provision. The adjustment amounts recorded during the three-month period ended March 27, 2022 totaled $740,000. Our effective tax rate for the three-month period ended March 27, 2022 excluding these adjustments was 18.9 percent. Our effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Nine months ended April 2, 2023 compared to the nine months ended March 27, 2022

	Nine Months Ended
	April 2, 2023	March 27, 2022
Net Sales (in millions)	$360.7	$329.2

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	April 2, 2023	March 27, 2022
General Motors Company	$111.2	$91.6
Ford Motor Company	70.1	57.9
Stellantis (Formerly Fiat Chrysler Automobiles)	55.8	62.7
Tier 1 Customers	53.1	42.9
Commercial and Other OEM Customers	41.8	50.1
Hyundai / Kia	28.7	24.0
	$360.7	$329.2

The period-over-period sales increase of $31.5 million was due to improved global semiconductor chip availability in the current year period relative to the prior year period. The following items specifically impacted sales to the above noted customer groups between periods:

-
Sales to General Motors Company, Ford Motor Company and Hyundai/Kia were positively impacted in the current year period due to higher vehicle production volumes resulting from improved global semiconductor chip availability relative to the prior year period. Sales growth to General Motors Company in the current year period was attributed to higher production volumes of their GMC and Chevrolet pickup trucks and certain SUVs for which we supply a wide range of components. Increased sales to Ford Motor Company in the current year period were due to higher production volumes of their F-Series Super Duty Pickup for which we supply a wide range of components. Sales to Hyundai / Kia increased period-over-period due to higher levels of production of the Kia Carnival minivan in the current year period as compared to the prior year period.
-
The decrease in net sales to Stellantis was driven primarily by its plant shutdowns which resulted in decreased production volumes in the current year compared to the prior year especially as it related to the Chrysler Pacifica minivan, the Jeep Compass and the Dodge Ram pickup truck, as well as lower production volumes of their passenger car vehicles for which we supply components.
-
Sales to Tier 1 Customers improved in the current year period compared to the prior year period due to higher vehicle production volumes relating to the improvement in semiconductor chip availability referenced above.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, declined in the current year period as compared to the prior year period due to the allocation of available semiconductor chips toward the production of components for production vehicles, rather than these aftermarket products.

	Nine Months Ended
	April 2, 2023		March 27, 2022
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$219.2	66.3%	$188.0	65.5%
Labor and Overhead Costs	111.6	33.7%	99.1	34.5%
Total Cost of Goods Sold	$330.8		$287.1

Total cost of goods sold increased $43.7 million between year to date periods. A warranty provision of $1.3 million recorded during the current year period, which was based on additional information that became available during the current year to date period related to our share of the costs associated with a customer's specific warranty claim involving our product, impacted the proportion of direct material costs and labor and overhead costs as a percent of total cost of goods sold. Excluding this warranty provision, the current year period direct material costs were 66.5 percent of cost of goods sold and labor and overhead costs were 33.5 percent of cost of goods sold for the nine-month period ended April 2, 2023. The increase in direct material costs between periods was primarily due to the aforementioned increase in sales, higher costs for raw material and purchased components and a shift toward products with a higher proportion of material costs as a percent of their total cost of goods sold. The increase in the proportion of direct material costs as a percent of total cost of goods sold between periods, excluding warranty costs, was due to its higher rate of growth compared with that for labor and overhead, which benefited from improved overhead absorption associated with higher sales between the periods.

Labor and overhead costs increased $12.5 million between periods. The variable portion of labor and overhead costs increased in the current year period commensurate with the production volume increase required to support the increased sales volumes compared to prior year period. Labor and overhead costs were further impacted by the following:

Cost Increase:

-
Mexico wages and benefits increased $5.1 million in the current year period as compared to the prior year period as a result of January 1, 2022 and January 1, 2023 government mandated minimum wage increases.
-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $2.9 million in the current year period as compared to the prior year period due to an unfavorable Mexican peso to U.S. dollar exchange rate between year-to-date periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 19.44 pesos to the dollar in the current year period from approximately 20.44 pesos to the dollar in the prior year period.
-
Freight costs increased $2.3 million between year-to-date periods due to an increase in fuel costs and supply chain disruptions.
-
The current year period includes a $1.3 million warranty provision associated with a customer's specific warranty claim involving our product.

Cost Decreases:

-
Royalty costs paid on sales of certain aftermarket products decreased $1.6 million in the current year period as compared to the prior year period due to lower volumes in these aftermarket products stemming from the current semiconductor chip shortage.
-
Production efficiencies that controlled headcount at our Mexico facilities resulted in reduced labor and benefit costs of approximately $700,000 in the current year period as compared to the prior year period.
-
Prior year period costs included lump sum bonuses totaling $100,000 paid to our Milwaukee represented hourly workers upon the ratification of a new four-year labor contract, which contract is effective through November 1, 2025.

	Nine Months Ended
	April 2, 2023	March 27, 2022
Gross Profit (in millions)	$29.9	$42.1
Gross Profit as a percentage of net sales	8.3%	12.8%

Gross profit dollars in the current year period decreased $12.2 million as compared to the prior year period driven by the aforementioned inflationary pressures on direct material and labor and overhead costs as well as by the strengthening of the Mexican peso against the U.S. dollar. The resulting decrease in gross profit as a percentage of net sales was 4.5 percentage points from the prior year period to the current year period.

Engineering, selling and administrative expenses in the current year period and prior year period were as follows:

	Nine Months Ended
	April 2, 2023	March 27, 2022
Expenses (in millions)	$37.3	$34.7
Expenses as a percentage of net sales	10.3%	10.5%

Engineering, selling and administrative expenses increased in the current year period in comparison to the prior year period due to higher outside expenditures on new product development costs associated with utilizing third party vendors for a portion of our development work, an increase in engineering costs related to our ADAC-STRATTEC LLC door handle and exterior trim products, and increased salary and recruiting costs.

Loss from operations was $7.4 million in the current year period compared to income from operations of $7.4 million in the prior year period due to the aforementioned reduction in gross profit margin dollars and an increase in engineering, selling and administrative expenses between periods.

The equity earnings of joint ventures were $1.9 million in the current year period compared to $941,000 in the prior year period. Improved profitability from our VAST LLC joint venture resulted from increased net sales and increased profitability in VAST China’s operations between periods. VAST China’s sales and profitability improvement in the current year period due to an improved semiconductor chip availability environment compared with that of the prior year period. Additionally, during the prior year quarter, VAST China experienced a fire at their Taicang plant. As a result, certain door handle and painting operations were temporarily transferred to their Jingzhou facility and another supplier. The transfer of production negatively impacted VAST China's profitability in the year to date period ended March 27, 2022. We currently believe a presence in the China market is a key component of our global strategy. We anticipate that it will contribute to our overall long-term market and financial strength as the China market continues to expand and as it seeks to rebound from the ongoing impacts of the COVID-19 pandemic and resulting supply chain shortages of critical electronic component parts. Our VAST LLC joint venture in India continues to have near break-even operating results and our VAST LLC joint venture in Brazil continues to report losses.

Included in Other (Expense) Income, net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	April 2, 2023	March 27, 2022
Foreign Currency Transaction Loss	$(2,114)	$(76)
Unrealized (Loss) Gain on Peso Forward Contracts	(93)	500
Realized Gain on Peso Forward Contracts, net	1,019	200
Pension and Postretirement Plan Cost	(604)	(372)
Rabbi Trust Gain (Loss)	131	(60)
Other	197	116
	$(1,464)	$308

Set forth below is a discussion of the items comprising certain of the components of our Other (Expense) Income, net:

-
Foreign currency transaction losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
-
The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-
We entered into the Mexican peso currency forward contracts during fiscal 2023 and 2022 to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of April 2, 2023 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. During the current year period, a charge of $217,000 was included in pension and postretirement plan costs related to $863,000 of SERP benefits that were cash settled using Rabbi trust assets.

Our effective tax rate was 21.8% and 4.0% for the nine months ended April 2, 2023 and March 27, 2022, respectively. The reduction in our effective tax rate in the prior year nine-month period as compared to the respective current year period was due to adjustments we made to the amounts of our fiscal 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our US income tax returns during the quarter ended March 27, 2022 and were attributable to actual results included in non-US income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our fiscal 2021 tax provision. The adjustment amounts recorded during the nine-month period ended March 27, 2022 totaled $1.0 million. Our effective tax rate for the nine-month period ended March 27, 2022 excluding these adjustments was 15.7 percent. Our effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (in millions)

	April 2, 2023	July 3, 2022
Current Assets	$207.0	$188.2
Current Liabilities	95.6	81.5
Working Capital	$111.4	$106.7

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of April 2, 2023 was as follows (in millions):

General Motors Company	$24.8
Ford Motor Company	$14.4
Stellantis	$12.1

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of April 2, 2023, $1.7 million of our $12.1 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Nine Months Ended
	April 2, 2023	March 27, 2022
Cash Flows from (in millions):
Operating Activities	$7.5	$11.8
Investing Activities	$(13.9)	$(9.5)
Financing Activities	$9.6	$(0.3)

The reduction in cash provided by operating activities between periods was due reduced profitability in the current year period as compared to the prior year period partially offset by a decrease in cash used for working capital requirements between periods. Working capital requirement changes between periods were comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Nine Months Ended
	April 2, 2023	March 27, 2022	Change
Accounts Receivable	$7.6	$6.6	$1.0
Inventory	$(10.9)	$2.5	$(13.4)
Other Assets	$17.5	$4.4	$13.1
Accounts Payable and Accrued Liabilities	$(12.5)	$(2.3)	$(10.2)

Set forth below is a summary of the items impacting the change in our working capital requirements between year to date periods:

-
Accounts receivable balances increased in both the current and prior year periods. The increases reflect increased sales levels as of the end our third quarter during both fiscal periods.
-
The change in inventory levels reflected a decrease during the current year period and an increase during the prior year period. The current year period decrease was due to a reduction in inventory balances to align with historical customer production patterns. The prior year period increase was due to an inventory build-up while our OEM customers experienced reduced production schedules due to certain part shortages, including for semiconductor chips.
-
The change in other assets includes an increase in balances during both the current and prior year to date periods. Customer tooling balances increased during both year to date periods. Additionally, the current year period includes an increase in value added tax recoverable balances related to our operations in Mexico. Customer tooling balances change due to the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement. Value added tax returns are filed and are pending settlement.
-
Accounts payable and accrued liability balances increased in both the current and prior periods. Accounts payable balances for each period reflected the timing of purchases and payments with our vendors based on normal, established payment terms. Additionally, the current year period accrued liability balances included an increase in value added tax payable balances related to our operations in Mexico while the prior year period accrued liability balances included a decrease due to the $6.6 million payment of fiscal 2021 bonuses, which bonuses were accrued as of June 2021 and paid in August 2021. Value added tax returns are filed and are pending settlement.

Net cash used in investing activities included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $13.7 million during the current year period and $9.4 million during the prior year period. Net cash used in investing activities also included an investment in our VAST LLC joint venture of $237,000 in the current year period and $75,000 in the prior year period. The investments were made for the purpose of funding general expenses for Sistema Accesso Veicular Ltda, our Brazilian joint venture.

Net cash provided by financing activities during the current year period of $9.6 million included increased borrowings under our credit facilities of $13.0 million, which was primarily in support of financing tooling development costs for new customer programs. These tooling development costs will be reimbursed by the customer upon formal acceptance of the products produced with the tools. Net cash provided by financing activities was further impacted by $164,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, $3.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries. Net cash used in financing activities during the prior year period of $316,000 included $11 million of repayments of borrowings under our credit facilities and $1.2 million of dividend payments to non-controlling interests in our subsidiaries, mostly offset by increased borrowings under our credit facilities of $11.0 million and $884,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan.

VAST LLC Cash Requirements

We currently anticipate that VAST China has adequate debt facilities in place over the remainder of our 2023 fiscal year to cover the future operating and capital requirements of its business. During the nine-month period ended April 2, 2023, capital contributions totaling $711,000 were made to VAST LLC for purposes of funding operations in Brazil for the remainder of 2023 fiscal year. STRATTEC's portion of the capital contributions totaled $237,000. During the nine months ended March 27, 2022, capital contributions totaling $225,000 were made to VAST for purposes of funding operations in Brazil. STRATTEC's portion of the capital contributions totaled $75,000. During the nine months ended April 2, 2023 and March 27, 2022, VAST LLC made no capital contributions to Minda-VAST Access Systems. We currently anticipate no required future capital contributions to Minda-VAST Access Systems over the remainder of our 2023 fiscal year.

Future Capital Expenditures

We anticipate total capital expenditures will be approximately $16.0 million to $18.0 million in fiscal 2023, of which $13.7 million has been made through April 2, 2023, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at April 2, 2023. A total of 3,655,322 shares have been repurchased over the life of the program through April 2, 2023, at a cost of approximately $136.4 million. No shares were repurchased during the nine-month periods ended April 2, 2023 or March 27, 2022. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2023.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities both expire August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 22, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 6, 2023. Subsequent to these dates, interest on borrowings under both credit facilities were at varying rates based, at our option, on SOFR plus 1.35 percent or the bank's prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of April 2, 2023, we were in compliance with all other financial covenants required by these credit facilities. Outstanding borrowings under the STRATTEC Credit Facility totaled $8 million at April 2, 2023. There were no outstanding borrowings under the STRATTEC Credit Facility at July 3, 2022. Increased borrowings under the STRATTEC Credit Facility were primarily in support of financing tooling development costs for new customer programs, which will be reimbursed by the customer upon formal acceptance of the products produced by the tools. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $3.8 million and 5.1 percent, respectively, during the nine months ended April 2, 2023. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $13 million at April 2, 2023 and $11 million at July 3, 2022. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $12.2 million and 4.9 percent, respectively, during the nine months ended April 2, 2023.

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 8, 2022, except as follows:

Our current revolving credit facilities, as discussed further under Credit Facilities, expire August 1, 2024. We rely on our credit facilities to provide us with adequate working capital to operate our business and fund our capital expenditures. Further escalation of the aforementioned global inflationary pressures on our operating results may impact our ability to achieve our covenants in the short term and our ability to negotiate favorable terms in the long term, including interest rates and debt covenants, in the extension of our current credit facility.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through April 2, 2023, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine-month period ended April 2, 2023.

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

10.1

Amendment No. 8 to Credit Agreement, dated as of February 22, 2023, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender (Incorporated by reference from Exhibit 10.1 to the Form 8-K report filed on February 27, 2023.)

10.2

Amendment No. 9 to Credit Agreement, dated as of February 6, 2023, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender (Incorporated by reference from Exhibit 10.1 to the Form 8-K report filed on February 7, 2023.)

10.3

Employment Agreement between STRATTEC SECURITY CORPORATION and Dennis Bowe entered into on May 5, 2023 and made effective as of September 9, 2022 (Incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 8, 2023.)

10.4

Change of Control Employment Agreement between STRATTEC SECURITY CORPORATION and Dennis Bowe entered into on May 5, 2023 and made effective as of September 9, 2022 (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on May 8, 2023.)

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Dennis Bowe, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of (Loss) Income and Comprehensive Income (Loss); (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 11, 2023	By:	/s/ Dennis Bowe
Dennis Bowe
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)