Form 10-K
period 2023-07-02
STRATTEC SECURITY CORP
filed 2023-09-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 2, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 30, 2022 (the last business day of the Registrant’s most recently completed second quarter), was approximately $77,501,000 (based upon the last reported sale price of the Common Stock at December 30, 2022 on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On August 4, 2023, there were outstanding 4,017,187 shares of the Registrant’s $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated

Portions of the Proxy Statement dated September 7, 2023, for the Annual Meeting of Shareholders to be held on October 10, 2023.	III

STRATTEC SECURITY CORPORATION

ANNUAL REPORT IN FORM 10-K

July 2, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s Proxy Statement, dated September 7, 2023, which is incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning. These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

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

PART I

ITEM 1. BUSINESS

Basic Business

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supplied global automotive manufacturers through a strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Plastics Inc., doing business as ADAC Automotive (“ADAC”), of Grand Rapids, Michigan called VAST Automotive Group (“VAST”). Under this unique strategic relationship STRATTEC, WITTE and ADAC marketed the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described under Vehicle Access Systems Technology LLC herein). Effective as of June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Going forward and effective as of the closing of the sale of its VAST LLC interest, STRATTEC entered into a strategic preferred partner relationship with WITTE covering VAST LLC pursuant to the terms of a cooperation framework agreement that enables STRATTEC to continue to market and rely on the global capabilities of VAST LLC. See "VAST, LLC, SPA, LLC and SPA de Mexico Equity Restructuring Agreement" below for additional information regarding the sale of STRATTEC's VAST LLC interest to WITTE. STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we, along with our partners, provide full service and aftermarket support for each VAST Automotive Group partners’ products.

History

The product line that became STRATTEC was part of Briggs & Stratton Corporation’s founding business in 1908. In 1995, STRATTEC was spun off from Briggs & Stratton through a tax-free distribution to the then-existing Briggs & Stratton shareholders and has been an independent public company for over twenty-eight years.

Our history in the automotive security business spans 115 years. STRATTEC has been the world’s largest producer of automotive locks and keys since the late 1920s, and we currently maintain a significant share of the North American markets for these products.

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

STRATTEC’s customer-focused structure and formalized product development process helps us identify and meet customer needs in order to support the customer's program milestones. From concept and design, through implementation and into the aftermarket, STRATTEC delivers products that provide the optimum value solution to security and access control requirements. We have a comprehensive Products & Solutions portfolio that can be viewed on our website at www.strattec.com (see “Available Information” below for additional information).

To maintain a strong focus on each of these access control products, we have Product Business Managers who oversee the product’s entire life cycle, including product concept, application, manufacturing, warranty analysis, service/aftermarket, and financial/commercial issues. The Product Business Managers work closely with our sales organization, our engineering group, and our manufacturing operations to ensure their products are receiving the right amount of quality attention so that their value to STRATTEC and the marketplace is enhanced.

Markets

We are a direct supplier to OEM automotive and light truck manufacturers as well as other transportation-related manufacturers. Our largest customers are Stellantis, General Motors Company and Ford Motor Company. Our access control product mix varies by customer, but generally our overall sales tend to be highest in door handles and trim components produced by ADAC-STRATTEC de Mexico, followed by lock and key, including aftermarket produced by STRATTEC de Mexico, power access products produced by STRATTEC Power Access de Mexico, and latch mechanisms and ignition lock housing components produced by STRATTEC de Mexico. See Operations discussion included herein for further description.

Direct sales to various OEMs represented approximately 80 percent and 79 percent of our total sales for fiscal 2023 and 2022, respectively. The remainder of our revenue is received primarily through sales to the OEM service channels, the aftermarket and Tier 1 automotive supplier customers, and sales of certain products to non-automotive commercial customers.

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

The majority of our OEM products are sold in North America. While some exporting is done to Tier 1 and automotive assembly plants in Europe, Asia and South America, we have restructured our presence in these markets and elsewhere through our entry into a cooperation framework agreement with WITTE related to the business of VAST LLC as part of our sale of our VAST LLC interest to WITTE under the terms of the Equity Restructuring Agreement. We are also independently evaluating our presence in markets outside of North America through other channels.

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

Customer Sales Focus

To bring the proper focus to the relationships with our major customers, we have six customer-focused teams, each with a Director of Sales, one or two Engineering Program Managers and various Customer Application Engineers. In addition to customer teams for General Motors, Ford and Stellantis, we currently have teams for New Domestic Vehicle Manufacturers (primarily the Japanese and Korean automotive manufactures), User Interface Controls (formerly Driver Control/Ignition Lock Housing) customers, Tier 1 customers, and Service and Aftermarket customers. Sales and engineering for ADAC-STRATTEC LLC (described in greater detail below) are supported by our partner in this joint venture, ADAC Automotive.

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

STRATTEC de MEXICO

We have formed STRATTEC de Mexico as a wholly owned subsidiary of STRATTEC to own and operate the three production facilities in Juarez, Mexico described above under "Operations". At these three facilities we house our assembly operations for locksets and ignition lock housings, our key finishing and plastic injection molding operations, our assembly operations for ADAC-STRATTEC de Mexico noted below and our latch and power access assembly operations for STRATTEC POWER ACCESS de Mexico noted below.

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

With the expansion of the alliance, we offered a full range of access control related products available on a global basis to support customer programs. To identify this powerful combination of independent companies focused on working together, we renamed the joint venture Vehicle Access Systems Technology LLC (VAST LLC). We referred to the combination of the alliance structure and joint venture as “VAST Automotive Group” (VAST). WITTE became WITTE Automotive, and ADAC became ADAC Automotive. What was VAST made investments with a local partner in Brazil in September, 2001, and local partners in China in March, 2002. However, during fiscal 2010, VAST LLC purchased the remaining 40 percent interest of its local partners in the China venture. VAST China became wholly owned by VAST LLC and had annual net sales of approximately $205.7 million and $190.4 million during fiscal 2023 and 2022, respectively. This gave STRATTEC a one-third interest in VAST China’s activities in the Chinese/Asian market for manufacturing and assembly of painted door handles, locksets and latch products. VAST China currently operates out of two manufacturing facilities in Taicang and Jingzhou, China. The Fuzhou, China facility closed during our fiscal 2021. In March, 2014, VAST LLC purchased the remaining 49 percent interest of its local partner in Brazil, which had annual net sales of approximately $1.6 million and $1.3 million during fiscal years 2023 and 2022, respectively.

On April 30, 2015 VAST LLC executed a purchase agreement to become a 50:50 Joint Venture partner with Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively, “Minda”). As part of this transaction, VAST acquired a fifty percent equity interest in the former Minda-Valeo Security Systems joint venture entity, based in Pune, India. This joint venture entity was renamed Minda-VAST Access Systems (“Minda-VAST”). Minda-VAST has operations in Pune and Delhi and had annual sales of approximately $31.4 million and $29.4 million during fiscal years 2023 and 2022, respectively. Minda is a leading manufacturer of security & access products and handles, for both OEMs and the aftermarket in India. Minda-VAST financial results are accounted for on the equity method of accounting by VAST LLC.

ADAC-STRATTEC LLC and ADAC-STRATTEC de MEXICO

During fiscal 2007, we formed a new entity with ADAC Automotive called ADAC-STRATTEC LLC including a wholly owned Mexican subsidiary ADAC-STRATTEC de Mexico (collectively, ASdM). The purpose of this joint venture is to produce certain ADAC and STRATTEC products utilizing ADAC’s plastic molding injection expertise and STRATTEC’s assembly capability. ASdM currently operates out of defined space in STRATTEC de Mexico Plant No. 2 located in Juarez, Mexico. Products from this joint venture include non-painted door handle components and exterior trim components for OEM customers producing in North America. STRATTEC owns 51% of this joint venture and its financial results are consolidated into STRATTEC’s financial statements. In our fiscal year ending 2022, ASdM was near break-even due to rising material and labor costs that could not be passed on to customers through higher customer purchase prices. In our fiscal year ended 2023, ASdM generated losses due to continued increased material and labor costs. ASdM represented $121.9 million and $111.8 million of our consolidated net sales in our fiscal 2023 and 2022, respectively. STRATTEC de Mexico Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico.

STRATTEC POWER ACCESS LLC and STRATTEC POWER ACCESS de MEXICO

During fiscal year 2009, we formed a new subsidiary with WITTE Automotive called STRATTEC POWER ACCESS LLC (SPA) to acquire the North American business of the Delphi Power Products Group. WITTE was a 20 percent minority owner in SPA until June 30, 2023, at which time WITTE transferred and sold its minority interest to STRATTEC. See "VAST, LLC, SPA, LLC and SPA de Mexico Equity Restructuring Agreement" below for additional information regarding STRATTEC's purchase of WITTE's interest in SPA. SPA in turn owns 100 percent of a Mexican subsidiary, STRATTEC POWER ACCESS de Mexico. The purpose of this subsidiary is to produce power access devices for sliding side doors, tailgates, lift gates, trunk lids and other related products. STRATTEC POWER ACCESS de Mexico currently operates out of defined space in STRATTEC de Mexico Plant No. 3 located in Juarez, Mexico. Financial results for SPA are consolidated in STRATTEC’s financial statements. In our fiscal years ending 2023 and 2022, SPA was profitable and represented $114.1 million and $95.7 million, respectively, of our consolidated net sales.

VAST LLC, SPA LLC and SPA de MEXICO Equity Restructuring Agreement

On June 30, 2023, STRATTEC completed an Equity Restructuring Agreement with WITTE related to both, STRATTEC’s VAST LLC joint venture and its STRATTEC Power Access LLC (SPA) joint venture. Prior to the closing of the Restructuring Agreement, STRATTEC was a one-third owner of the VAST LLC joint venture with WITTE and ADAC Plastics, Inc. Under the terms of the Restructuring Agreement, STRATTEC agreed to sell to WITTE its one-third interest in VAST LLC for a net purchase price of $18,500,000 plus STRATTEC purchased ownership of: (1) WITTE's 20% minority interest in STRATTEC Power Access LLC (SPA), a Delaware limited liability company formed in the Company’s 2009 fiscal year to supply the North American portion of the Power Sliding Doors, Liftgates, Tailgates, Deck Lids and other Access Control System products which were acquired from Delphi Corporation in 2009; and (2) the net assets of VAST LLC's Korea branch office, which business is operated by a newly registered Korea branch of the Company, following the closing of the Restructuring Agreement. As part of the restructuring agreement, ADAC Plastics, Inc took over 100% of VAST Brazil.

After over 2 decades of a business Alliance and JV partnership with WITTE, we jointly came to the conclusion that the changing technology in the auto industry, changes in our respective product lines and shifts in global commerce necessitated a rethink of our business relationship. The primary result of this rethinking is the sale of our equity stake in VAST LLC and securing 100% ownership of SPA as described above.

While the equity ownership in VAST has changed, we expect to continue to leverage the VAST brand and to collaborate on product development and manufacturing capabilities with WITTE and VAST in winning new business and serving global customers. Accordingly, as part of the sale of STRATTEC's interest in VAST LLC, we entered into at closing a cooperation framework agreement with WITTE covering the business of VAST LLC, which provides a framework for the parties to collaborate on global programs related to product development and manufacturing. This Equity Restructuring Agreement and the aforementioned cooperation framework agreement will position STRATTEC to redeploy assets, both financial and technical, to create greater focus on STRATTEC-specific strategic growth opportunities in North America and around the world. We believe this transaction is a very positive step to allow us to be more focused and competitive in this exciting and once-in-a-lifetime restructuring of a major industry where we are well-positioned to take advantage of new opportunities. This includes more of our product applications on Electric Vehicles, growing consumer demand for Power Access products, expansion of electronics capabilities and other new automotive products. It will also give us greater resources to further explore diversification of markets, complimentary technology and regions outside of North America.

Part of the restructuring agreement and in order to continue to manage our customer relationships and coordinate global programs and activities, as noted above, we also entered into a new cooperation framework agreement with WITTE Automotive. This cooperation framework agreement will enable STRATTEC to supply and deliver global programs by leveraging the VAST global footprint with the added advantage of providing regional support from WITTE’s operating entities in Europe, China and India. We will also jointly, along with ADAC Plastics and WITTE, continue to leverage the sales/engineering offices in Japan, Korea and Brazil.

ADAC-STRATTEC LLC and ADAC-STRATTEC de MEXICO were not affected by the Equity Restructuring Agreement. For further information on VAST LLC and the equity restructuring, see "Investment in Joint Ventures and Majority Owned Subsidiaries" and "Equity Earnings of Joint Ventures" included in Notes to Financial Statements under Item 8 in this Form 10-K.

VAST LLC and SPA LLC Equity Restructuring Agreement

VAST AUTOMOTIVE GROUP — Vehicle Access Systems Technology

- Continued network of strong partners in Europe and North America
- Global production sites in South America, Far East and India
- Sophisticated product solutions and services worldwide
- Joint development of technologically advanced products
- Exchange of know-how and best practice

Founded 1899

HEADQUARTERS:
Velbert, Deutschland
Privately-held Company

WITTE AUTOMOTIVE

WITTE AUTOMOTIVE CHINA	WITTE AUTOMOTIVE JAPAN	SPARK MINDA / WITTE AUTOMOTIVE — MINDA VAST ACCESS SYSTEMS INDIA
100%	100%	50%

LOCATIONS: Germany, Czech Republic, Bulgaria, Sweden, China, India, Japan

Founded 1908

HEADQUARTERS:
Milwaukee, Wisconsin, U.S. Publicly-traded Company (STRT Nasdaq)

STRATTEC®

STRATTEC KOREA	STRATTEC POWER ACCESS	ADAC STRATTEC de México
100%	100%	51%

LOCATIONS: U.S., Mexico, Korea

Founded 1975

HEADQUARTERS:
Grand Rapids, Michigan, U.S.
Privately-held Company

ADAC AUTOMOTIVE

ADAC AUTOMOTIVE BRAZIL	ADAC STRATTEC de México
100%	49%

LOCATIONS: U.S., Mexico, Brazil

Global Presence

STRATTEC
ADAC AUTOMOTIVE
10-14
15
Mexico
16
Sweden
6
Germany
1 1-2
2-4 3-4 Czech Republic
5 5 Bulgaria
WITTE AUTOMOTIVE
12 WITTE AUTOMOTIVE
18 STRATTEC
WITTE AUTOMOTIVE
13 11 12
15
India
14 14
SPARK MINDA
WITTE AUTOMOTIVE
MINDA VAST ACCESS SYSTEMS
17 ADAC AUTOMOTIVE

ADAC & STRATTEC Engineering & Manufacturing Sites

- 10 U.S., Auburn Hills
- 11 U.S., Milwaukee
- 12 U.S., Grand Rapids
- 13 U.S., Saranac
- 14 U.S., Muskegon (3)
- 15 Mexico, Juarez (3)
- 16 Mexico, Leon
- 17 Brazil, Sao Paulo
- 18 South Korea, Anyang

WITTE Manufacturing Sites

- 1 Germany, Wuelfrath
- 2 Germany, Bitburg
- 3 Czech Republic, Nejdek
- 4 Czech Republic, Ostrov
- 5 Bulgaria, Ruse
- 12 China, Taicang
- 13 China, Jingzhou
- 14 India, Pune
- 15 India, Manesar

WITTE Engineering Centers

- 1 Germany, Velbert
- 2 Czech Republic, Nejdek
- 3 Czech Republic, Pilsen
- 4 Czech Republic, Prague
- 5 Bulgaria, Ruse
- 6 Sweden, Goeteborg
- 11 China, Taicang
- 12 Japan, Tokyo
- 14 India, Pune

Seasonal Nature of the Business

The manufacturing of components used in automobiles is driven by the normal peaks and valleys associated with the automotive industry. Typically, the months of July and August are relatively slow as summer vacation shutdowns and model year changeovers occur at the automotive assembly plants. September volumes increase rapidly as each new model year begins. This volume strength continues through October and into early November. As the holiday and winter seasons approach, the demand for automobiles slows, as does production. March usually brings a major sales and production increase, which then continues through most of June. This results in our first fiscal quarter sales and operating results typically being our weakest, with the remaining quarters being more consistent. As described elsewhere herein under Management's Discussion and Analysis of Financial Condition and Results of Operation – Executive Overview, adverse business and operational issues resulting from the semiconductor chip supply shortages and the conflict in the Ukraine have adversely impacted the timing, availability and cost of certain material component parts and raw materials for the production of our products and the products of our customers. These events temporarily disrupted our normal seasonal sales patterns during fiscal 2023 and 2022.

Vehicle List

2024 Vehicles

We are proud to be associated with many of the quality vehicles produced in North America and elsewhere.

The following cars and light trucks are equipped with STRATTEC components during our 2024 fiscal year:

PASSENGER CARS

Acura NSX	Cadillac Celestiq (EV)	Dodge Charger
Acura ZDX (EV)	Cadillac Lyriq (EV)	Ford Focus *
Aston Martin DB 11 *	Chevrolet Bolt (EV)	Ford Mustang
Aston Martin DB 12 *	Chevrolet Camaro	Honda Accord
Aston Martin DBS *	Chevrolet Corvette	Honda Prologue (EV)
Aston Martin DBX *	Chevrolet Malibu	Maserati Ghibli *
Aston Martin Valkyrie	Chevrolet Seeker *	Maserati MC20 *
Aston Martin Vantage *	Chrysler 300	Maserati Quattroporte *
Cadillac ATS *	Cruise Origin (EV)	Volkswagen Jetta
Cadillac CT5 *	Dodge Challenger

LIGHT TRUCKS, VANS AND SPORT UTILITY VEHICLES

Acura MDX	Chevrolet Suburban	GMC Sierra (EV)
Acura RDX	Chevrolet Tahoe	Pickup
Audi Q5	Chevrolet Trail Blazer *	GMC Terrain
Brightdrop EV600 (EV)	Chevrolet Traverse	GMC Yukon and Yukon XL
Buick Enclave	Chevrolet Trax *	Honda Odyssey
Buick Envista *	Chrysler 300	Hyundai Staria *
BMW X7	Chrysler Pacifica (PH option)	Jeep Meridian
Cadillac Escalade &	Dodge Durango	Jeep Commander *
Escalade ESV	Dodge Hornet (PH option)	Jeep Compass
Cadillac Escalade (EV)	Ford Bronco Sport	Jeep Gladiator
Cadillac Lyriq	Ford Edge	Jeep Grand Cherokee
Cadillac XT4	Ford Escape (PH option)	Jeep Wrangler/Wrangler
Cadillac XT5	Ford Expedition	Unlimited (PH option)
Cadillac XT6	Ford Explorer	Kia Sedona *
Chevrolet Blazer	Ford F-Series Pickup	Kia Carnival *
Chevrolet Blazer (EV)	Ford F-Series Super Duty	Lincoln Aviator (PH option)
Chevrolet Colorado *	Pickup	Lincoln Corsair (PH option)
Chevrolet Cobalt *	Ford F-150 Lightning (EV)	Lincoln MKX
Chevrolet Equinox	Ford Maverick Pickup	Lincoln Nautilus
Chevrolet Equinox (EV)	Ford Mustang Mach-E (EV)	Lincoln Navigator
Chevrolet Express Van	Ford Ranger Pickup	Maserati Levante *
Chevrolet Joy *	Ford Transit Connect *	Ram 1500 Pickup
Chevrolet Malibu	GMC Acadia	Ram 1500 Classic Pickup
Chevrolet S-10 *	GMC Canyon *	Volkswagen Jetta
Chevrolet Silverado &	GMC Hummer (EV)	Volkswagen Tiguan (PH option)
Silverado HD Pickup	GMC Savana	Volvo Polestar 3 (EV)
Chevrolet Silverado (EV)	GMC Sierra & Sierra HD	Volvo XC90 (PH option)
Chevrolet Seeker *
Chevrolet Spin *

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

Sources and Availability of Raw Materials

Our primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum, plastic resins and semiconductor chips and other electronics. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity. We believe our sources for raw materials are very reliable and adequate for our needs. We have not experienced any significant long term supply problems in our operations. However, the impacts of geopolitical instability have adversely impacted the supply of certain semiconductor chips and related electronics components which has adversely impacted our, and our customers’, ability to build product and fulfill orders. See further discussion under “Risk Related to Coronavirus and Other Health Epidemics,” “Risk Related to Geopolitical Instability,” and “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included under Item 1A of this Form 10-K.

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

Dependence Upon Significant Customers

A significant portion of our annual sales are to General Motors Company, Ford Motor Company, and Stellantis. These three customers accounted for approximately 66 percent and 65 percent of our net sales in 2023 and in 2022, respectively. Further information regarding sales to our largest customers is set forth under the caption “Risk Factors – Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included under Item 1A of this Form 10-K and “Notes to Financial Statements-Sales and Receivable Concentration” included in Notes to Financial Statements under Item 8 in this Form 10-K.

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

Research and Development

We engage in research and development activities pertinent to automotive access control. A major area of focus for research is the expanding role of vehicle access via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2023 and 2022, we incurred approximately $15.9 million and $12.2 million, respectively, on research and development. We believe that, historically, we have committed sufficient resources to research and development and we intend to continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect our interests resulting from these activities.

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

Human Capital

At July 2, 2023, we had approximately 3,361 associates worldwide, of which approximately 475 were employed in the United States and approximately 2,886 were employed outside of the United States. Approximately 178 or 5.3 percent were represented by a collective bargaining agreement at our Milwaukee, Wisconsin facility, all of whom are our production associates. Approximately 102 or 3.0 percent were represented by a collective bargaining agreement at our Leon, Mexico facility. In recent years, we have not experienced any significant work slowdowns, stoppages or other labor disruptions. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. The current contract with our Leon unionized associates is effective through April 8, 2024.

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

ITEM 1A. RISK FACTORS

We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

RISK RELATED TO INFECTIOUS DISEASE OUTBREAKS, SUCH AS COVID-19

Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, the global economy. For example, the Coronavirus (COVID-19) pandemic adversely affected our operations and supply chains, in particular related to the sourcing of semiconductor chips, which caused us to experience reductions in demand for certain of our products and services as a result of the pandemic and this supply chain disruption. Because we and our suppliers manufacture products in facilities around the world, we have been and may continue to be vulnerable to an outbreak of COVID-19 (or the resurgence of such an outbreak) or other contagious diseases in those regions as well as in the United States. The effects of COVID-19 and other contagious diseases have included and may continue to include disruptions or restrictions on our ability to travel, our ability to manufacture our affected products and our ability to ship these affected products to customers as well as disruptions that have and may continue to affect our key customers and suppliers, including those in these regions or other affected regions of the world, including in the United States, Mexico, China and neighboring countries. Current and future disruption of our ability to manufacture or distribute our products or of the ability of our customers to take orders of our products or our suppliers to deliver key raw materials on a timely basis could have a material adverse effect on our sales levels, pricing for raw materials and components and our operating results. In addition, the worsening of COVID-19 and future outbreaks of contagious diseases in the human population could result in a widespread health crisis that adversely affects the economies and financial markets of many countries (including those where we operate or where our products are ultimately used), resulting in an economic downturn that could affect demand for our products and impact our operating results.

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

BUSINESS RISKS

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company and Stellantis represented approximately 66 percent of our annual net sales (based on fiscal 2023 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, a reduction in vehicle content, the early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues, operating results, financial condition and cash flows.

Our major customers also have significant under-funded legacy liabilities related to pension and postretirement health care obligations. The loss in our major customers’ North American automotive market share to the New Domestic automotive manufacturers (primarily the Japanese and Korean automotive manufacturers) and/or a significant decline in the overall market demand for new vehicles may ultimately result in severe financial difficulty for these customers, including bankruptcy. If our major customers cannot fund their operations, we may incur significant write-offs of accounts receivable and inventory, incur impairment charges or require restructuring actions.

Production Slowdowns by Customers – Our major customers and many of their suppliers were significantly impacted by the Great Recession of 2008/2009, by the COVID-19 pandemic in 2020, by supply chain issues resulting from the recent conflict in the Ukraine, and by a semiconductor chip shortage in 2021 and 2022. Many of our major customers instituted production cuts during our fiscal 2009 and 2010 due to the Great Recession and shuttered plants. Similarly during 2020, 2021 and 2022 in response to the effects of the COVID-19 pandemic, the Ukraine conflict and the semiconductor chip shortage many of our major customers again instituted production cuts and shuttered plants. While production subsequently increased after the cuts made in 2009 and again in 2021 when plants reopened following the COVID-19 closures, the current Ukraine conflict and semiconductor chip shortage, any additional economic slowdowns, pandemics or part supply shortages could bring about new production cuts which could have a material adverse effect on our existing and future revenues, operating results, financial condition and cash flows.

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

In addition, our competitive position in the North American automotive component supply industry could be adversely affected in the event that we are unsuccessful in making strategic investments, acquisitions or alliances or in establishing joint ventures that would enable us to expand globally. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models by our major customers. New model development generally begins two to five years prior to the marketing of such new models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results. In addition, as a result of relatively long lead times for many of our components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sale of existing products. Finally, we may incur significant product development expense in preparing to meet anticipated customer requirements which may not be recovered.

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

OPERATIONAL RISKS

Shortage of Raw Materials or Components Supply – In the event of catastrophic acts of nature such as fires, tsunamis, hurricanes, earthquakes and global pandemics and wars, a rapid increase in production demands or other unforeseen economic events such has prolonged periods of inflation, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower, working capital constraints or adverse conditions in banking and capital markets. In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. As a result, there is greater dependence on fewer sources of supply for certain components and materials used in our products, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials, labor disputes or other problems will not result in any shortages or delays in the supply of components to us.

Because of the COVID-19 pandemic and the recent Ukraine conflict, we have experienced supply chain disruptions in particular with semiconductor chip shortages that impact our OEM customers’ ability to finish assembly of new vehicles and which have adversely impacted orders for our products and, accordingly, our results of operations and cash flows. The continuation or renewal of these impacts could have a material adverse effect on our future revenues, financial results, financial condition and cash flows.

Sources of and Fluctuations in Market Prices of Raw Materials – Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins, which are typically sourced from a limited number of suppliers. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our results of operations, financial condition and cash flows if the increased raw material costs cannot be recovered from our customers. During fiscal 2021, 2022 and 2023, we experienced higher raw material costs on the items listed above including freight costs on both raw material and purchased components.

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

Foreign Operations – We operate wholly owned and majority owned manufacturing operations in Mexico. As these operations continue to expand, their success will depend, in part, on our ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

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

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and September 2019. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. We also have unionized associates at our Leon, Mexico facility. The current contract with our Leon unionized associates is effective through April 8, 2024. We may encounter further labor disruption and we may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business, financial results, financial condition and cash flows. Labor contracts between General Motors Company, Ford Motor Company and Stellantis and their unionized associates under the United Auto Workers union expire in September 2023. In addition, their respective labor agreements with the Canadian auto workers union expire in Fall 2023. Labor disruptions encountered by our customers during the contract period could have an adverse effect on our business and our financial results.

FINANCIAL RISKS

Financial Distress of Automotive Supply Base – During the Great Recession, which impacted calendar years 2009 and 2010, deteriorating automotive industry conditions adversely affected STRATTEC and our supply base. Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. During the above time frame, several automotive suppliers filed for bankruptcy protection or ceased operations. The potential continuation or renewal of financial distress within the supply base (whether from infectious disease, the Ukraine conflict, the ongoing supply chain and logistics disruptions or otherwise) and our suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions. In addition, the potential for future adverse industry conditions (including from infectious disease, the Ukraine conflict or otherwise) may require us to provide financial assistance or other measures to ensure uninterrupted production. The continuation or renewal of these industry conditions could have a material adverse effect on our existing and future revenues, financial results, financial condition and cash flows.

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

Inflationary Pressures – We continue to experience elevated inflation in the markets in which we operate, with higher commodity, labor, freight and other cost pressure. While many costs will moderate over time, the increases in wage levels are likely to have longer-term effects on our cost structure. Additionally, we may continue to experience price increases from our suppliers in connection with the inflationary pressures they face. The inability to offset inflationary price increases through price increases from our customers, modifications to our products, continuous improvement actions or otherwise may have a material adverse effect on our financial results and financial condition.

Interest Rates – Rising interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and suppliers and the financial condition of end consumers who ultimately create demand for the products we supply, all of which could negatively affect demand for our products.

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

Credit Facilities – Historically, from time to time we have relied on our existing credit facilities to provide us with adequate working capital to operate our business and fund our capital expenditures, including our expansion initiatives. Escalation of any global inflationary pressures on our operating results may impact our ability to satisfy our lending covenants in the short term. Additionally, we cannot provide assurance that we will be able to refinance, extend the maturity of, or otherwise amend the terms of our existing credit facilities, or that any refinancing, extension, or amendment will be on terms favorable to us or even on commercially reasonable terms. If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities. Moreover, new credit facilities resulting from any refinancing of our existing facilities could have a significantly higher rate of interest and greater borrowing costs than our existing facilities. We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements. If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.

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

Warranty Claims – We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. We are engaged in ongoing discussions with our customers regarding warranty information and potential claims. The results of these discussions could result in additional warranty charges/claims in future periods. Depending on the nature of and the volume of vehicles involved in the potential warranty claims, these charges could be material to our financial statements. Prior to fiscal 2010, we had experienced relatively low warranty charges from our customers due to our commercial arrangements and improvements in the quality, reliability and durability of our products. Due to our largest customers’ extension and/or expansion of their warranty protection programs and demands for higher warranty cost sharing arrangements from their suppliers in their terms and conditions of purchase, including from STRATTEC, we increased our provision to cover warranty exposures since fiscal year 2010. In 2015, 2018, and 2023, our increased warranty provision was the result of various known or expected customer warranty issues outstanding and estimated future warranty costs to be incurred as of June 2015, June 2018, and June 2023, respectively, for which amounts were reasonably estimable. As additional information becomes available, actual results may differ from recorded estimates or we may need to record additional warranty provisions. Although we have product recall insurance in place, if our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations, financial condition and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have five manufacturing plants, one warehouse, and one sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Headquarters and General Offices; Component Parts Manufacturing	345,123	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	169,488	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	69,900	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices, Key Finishing, Injection Molding and Assembly Operations	114,877	Owned
Leon, Mexico	Subsidiary Offices, Door Handle Injecting Molding, Painting and Assembly	129,887	Owned
El Paso, Texas	Finished Goods and Service Parts Distribution Warehouse	114,715	Leased	**
Auburn Hills, Michigan	Sales and Engineering Office for Detroit Customer Area	62,736	Owned

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

Registered shareholders of record at July 2, 2023, were 827.

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. Since inception of the stock repurchase program, the Board of Directors has periodically increased the number of shares authorized for repurchase under the program. At July 2, 2023, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395. The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through July 2, 2023, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the year ended July 2, 2023.

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

Executive Overview

Historically, a significant portion of our total net sales have been to domestic automotive OEMs (General Motors, Ford and Stellantis). During the past two decades these customers lost North American market share to the New Domestic automotive manufacturers (primarily the Japanese and Korean automotive manufacturers). In addition to our dependence on our customers’ maintaining their market share, our financial performance depends in large part on conditions in the overall automotive industry, which in turn, are dependent upon the U.S. and global economies. During fiscal years 2023 and 2022, the above domestic automotive OEMs together represented each year 66 percent and 65 percent, respectively, of our total net sales.

During fiscal years 2023 and 2022, we experienced strong sales demand for our components from our major North American customers noted above as it relates to light trucks and both sport utility and car-based utility vehicles in comparison to passenger cars, influenced by customer preferences. If gas prices were to rise substantially over the next several years, this consumer buying trend may not continue, which is approximately 90 percent light trucks and sport utility vehicles in comparison to 10 percent passenger car vehicle purchases today. During the last 3-5 years our major customers General Motors, Ford and Stellantis eliminated passenger car production on several models in North America as a strategy to improve their overall profitability going forward. Additionally, several of our significant customers have announced plans to increase production volumes for their models of Electric Vehicles. As these customers start migrating over to Electric Vehicles we believe a significant amount of our current and future product content will continue to be purchased by our major customers and will be adopted in this changeover (refer to vehicle list included at page 7 in this Form 10-K).

Fiscal 2023 net sales were $492 million compared to $452 million in fiscal 2022. The net sales improvement in fiscal 2023 reflected an improvement in the global semiconductor chip shortage which had caused our OEM customers to temporarily shut down their assembly plants reducing our net sales during fiscal 2022. Despite higher sales in fiscal 2023, net income attributable to STRATTEC for fiscal 2023 was negative $6.7 million compared with the net income attributable to STRATTEC of $7.0 million in fiscal 2022. The deterioration in profitability was primarily driven by escalating manufacturing input costs for raw materials and purchased materials, higher shipping and Mexican labor wages, which increased on January 1 of both 2022 and 2023 as part of a Government mandated minimum wage increase of 22% and 20% respectively. In addition to the inflationary cost increases, the Mexican Peso strengthened against the U.S. Dollar throughout fiscal year 2023 negatively affecting the cost of our operations in Mexico. Seeking pricing recovery from our customers for the aforementioned inflationary costs was a prime focus of ours throughout fiscal year 2023. However, given the long-term nature of our supply agreements, such pricing concessions are not customary and, therefore, resulted in protracted rounds of negotiations with limited effect on our fiscal 2023 profitability. Despite the limited price concession results in fiscal 2023, we are committed to aggressively seeking a favorable resolution to these negotiations early in fiscal year 2024.

As we look to the future, the June 2023 projections from our third-party forecasting service, S&P Global, indicate that North American light vehicle production will show an increase in demand over the coming years. Model year 2023 preliminary North American vehicle build was 15.1 million. By model year, based on these projections we are expecting a 2024 vehicle build of 15.2 million vehicles, 16.1 million vehicles for 2025, and 16.6 million vehicles for 2026 and 2027. The North American vehicle build for Ford, General Motors and Stellantis reflects relative stability ranging between 6.7 million and 7.1 million vehicles each model year from 2024 through 2027 without much fluctuation between each customer. Of course, all of these forecasts are subject to variability based on what happens in the overall North American and global economies, the current levels of employment, availability of consumer credit, home equity values, fluctuating fuel prices, changes in customer vehicle and option preferences, product quality issues, including related to recall and product warranty coverage issues, and other key factors that we believe could determine whether consumers can or will purchase new vehicles or particular brands.

Fiscal 2024 Outlook

As stated above, we anticipate the 2024 North American light vehicle production, which closely aligns with our fiscal 2024 timing, to be relatively stable with a potential for modest growth. Similarly, we anticipate modest growth in our net sales on the basis of a stable industry and the launch of several new programs in the model year. From a cost of sales perspective, we anticipate some key challenges from fiscal 2023 will continue into fiscal 2024, notably a strong Mexican Peso relative to the U.S. Dollar, risk of another round of Mexican government mandated minimum wage increases in January 2024 affecting the cost of our Mexican operations, and increased purchased material costs from our suppliers. As for positive cost trends, we anticipate a continued recovery in the cost of some key raw materials, a trend which began in the second half of fiscal 2023.

With a focus to offset the anticipated aforementioned cost challenges and to improve present profitability, management is targeting the following actions in fiscal 2024:

(1)
Successfully conclude price-concession negotiations with our key customers by the end of Q2 to achieve between $10 million and $15 million in present program pricing improvement for the fiscal year as well as receive one-time retroactive price adjustment payments totaling between $4 million and $6 million
(2)
Salaried staff reduction commencing in Q1 reducing annualized spending by approximately $2 million
(3)
Drive operational actions that reduce overhead in operations and purchase of materials by $3 million per year
(4)
Reduce fiscal year-end inventory levels by $10 million compared with that for fiscal 2023

We believe the successful execution of these actions together with that of our overall fiscal plan will considerably improve STRATTEC’s profitability in fiscal 2024, reestablishing a solid foundation from which to grow profitability thereafter.

Results of Operations

2023 Compared to 2022

	Years Ended
	July 2, 2023	July 3, 2022
Net Sales (millions of dollars)	$492.9	$452.3

Net Sales to each of our customers or customer groups in the current year and prior year were as follows (millions of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
General Motors Company	$150.3	$130.2
Ford Motor Company	96.6	79.7
Stellantis	78.1	83.3
Tier 1 Customers	73.3	59.3
Commercial and Other OEM Customers	56.3	65.0
Hyundai / Kia	38.3	34.8
Total	$492.9	$452.3

The year-over-year sales increase of $40.6 million was due to improved global semiconductor chip availability in the current year period relative to the prior year period. Additionally, our 2023 fiscal year was 52 weeks while our 2022 fiscal year was 53 weeks. The impact of the additional week of sales during the prior year partially offset the lower net sales in the prior year from the semiconductor chip shortage and which extra week increased prior year sales by approximately $7.4 million. The following items further impacted sales to the noted customer groups between periods:

-
Sales to General Motors Company, Ford Motor Company, and Hyundai/Kia were positively impacted in the current year due to higher vehicle production volumes resulting from improved global semiconductor chip availability relative to the prior year. Sales growth to General Motors Company in the current year was attributed to higher production volumes of their GMC and Chevrolet pickup trucks and certain SUVs for which we supply a wide range of components. Increased sales to Ford Motor Company in the current year were due to higher production volumes of their F-Series Pickups including the Super Duty Pickup, for which we supply a wide range of components, and an increased percentage of the F-Series Super Duty Pickup including our power end gate product option. Sales to Hyundai / Kia increased year-over-year due to higher levels of production of the Kia Carnival minivan in the current year period as compared to the prior year period.
-
The decrease in net sales to Stellantis was driven primarily by its lower production volumes related to the Chrysler Pacifica minivan, the Jeep Wrangler, Jeep Gladiator, and Dodge Ram Truck for which we supply components.
-
Sales to Tier 1 Customers improved in the current year compared to the prior year due to higher vehicle production volumes relating to the improvement in semiconductor chip availability referenced above.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, declined in the current year as compared to the prior year due to the allocation of available semiconductor chips toward the production of components for production vehicles rather than aftermarket products.

	Years Ended
	July 2, 2023		July 3, 2022
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct Material Costs	$298.5	66.2%	$260.8	65.8%
Labor and Overhead Costs	152.3	33.8%	135.4	34.2%
Total Cost of Goods Sold	$450.8		$396.2

Total cost of goods sold increased $54.6 million between years primarily driven by higher sales volumes in the current year as compared to the prior year as discussed above, however, both direct material costs and labor and overhead costs increased as a percent of net sales, with direct material costs growing at a higher rate, explaining the increase in its percent of cost of goods sold shown above. The increase in direct material costs between years beyond the portion that was attributed to higher net sales was driven by escalating costs of raw material and purchased components as well as a shift toward products with a higher proportion of material costs as a percent of their total cost of goods related to the aforementioned prioritization of production vehicles over aftermarket products. It is worth noting that there was an improvement in the cost of raw materials in the latter half of the current fiscal year compared with the prior year, primarily driven by reduced supplier pricing on zinc and steel.

Labor and overhead costs increased $16.9 million between years. The variable portion of labor and overhead costs increased in the current year commensurate with the production volume increase required to support the increased sales volumes compared to the prior year. Apart from the improved fixed cost absorption associated with the higher sales compared with the prior year, labor and overhead costs were further impacted by the following:

Cost Increases:

-
Mexico wages and benefits increased $6.9 million in the current year as compared to the prior year as a result of January 1, 2022 and January 1, 2023 government mandated minimum wage increases.
-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $5.5 million in the year as compared to the prior year due to an unfavorable Mexican peso to U.S. dollar exchange rate between years. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 18.98 pesos to the dollar for the year from approximately 20.33 pesos to the dollar in the prior year.
-
Freight costs increased $2.3 million between years due to an increase in fuel costs and supply chain disruptions.
-
Warranty costs increased by $2.1 million in the year as compared with the prior year due to specific warranty claims involving our product.

Cost Decreases:

-
Production efficiencies that controlled headcount at our Mexico facilities combined with having one less operational week in the current fiscal year resulted in reduced labor and benefit costs of approximately $2.1 million in the current year as compared to the prior year.
-
Royalty costs paid on sales of certain aftermarket products decreased $0.9 million in the year as compared to the prior year due to lower volumes in these aftermarket products stemming from the current semiconductor chip shortage.

	Years Ended
	July 2, 2023	July 3, 2022
Gross Profit (millions of dollars)	$42.2	$56.0
Gross Profit as a percentage of net sales	8.6%	12.4%

Gross profit dollars in the current year decreased $13.8 million as compared to the prior year driven by the aforementioned inflationary pressures on direct material and labor and overhead costs as well as by the strengthening of the Mexican peso against the U.S. dollar. The resulting decrease in gross profit as a percentage of net sales was 3.8 percentage points from the prior year to the current year.

Engineering, Selling and Administrative Expenses in the current year and prior year were as follows:

	Years Ended
	July 2, 2023	July 3, 2022
Expenses (millions of dollars)	$48.2	$47.1
Expenses as a percentage of net sales	9.8%	10.4%

Engineering, selling and administrative expenses were impacted by the following:

Cost Increases:

-
The current year includes higher outside expenditures on new product development costs associated with utilizing third party vendors for a portion of our development work.

-
The current year includes an increase in engineering costs related to our ADAC-STRATTEC LLC door handle and exterior trim products. Such expenses are based on a percentage of ADAC-STRATTEC LLC net sales.
-
The current year includes increased salary costs and increased recruiting costs for new and replacement positions.

Cost Decrease:

-
The prior year included an additional week of expense as our fiscal 2022 was a 53 week year and our fiscal 2023 was a 52 week year.

Loss from operations in the current year was $6.1 million compared to income from operations of $8.9 million in the prior year. This change between years was the result of an increase in cost of goods sold and increased engineering, selling and administrative expenses, which were partially offset by an increase in sales in the current year as compared to the prior year, all as discussed above.

Equity earnings of joint ventures during the fiscal years ending July 2, 2023 and July 3, 2022 were $1.6 million and $177,000 respectively. Current year equity earnings of joint ventures includes STRATTEC's one-third of a loss on disposal of VAST LLC's investment in Brazil of $531,000 and a gain on sale of STRATTEC's one-third share of VAST LLC of $110,000. Effective June 30, 2023, STRATTEC entered into and completed transactions contemplated by an Equity Restructuring Agreement between STRATTEC and WITTE. Accordingly, effective as of June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Refer to the discussion of "VAST, LLC, SPA, LLC and SPA de Mexico Equity Restructuring Agreement" above and the Equity Restructuring Agreement in Joint Ventures and Majority Owned Subsidiaries included in the Notes to Financial Statements included within this Form 10-K for additional information regarding the sale of STRATTEC's VAST LLC interest to WITTE Automotive.

Improved profitability from our VAST LLC joint venture resulted from increased net sales and increased profitability in VAST China’s operations between fiscal years. VAST China’s sales and profitability improved in the current year due to an improved semiconductor chip availability environment compared with that of the prior year. Additionally, during the prior year, VAST China experienced a fire at their Taicang plant. As a result, certain door handle and painting operations were temporarily transferred to their Jingzhou facility and another supplier. The transfer of production negatively impacted VAST China's profitability in the prior year. Due to a limited amount of business in both India and Brazil during fiscal 2023 the VAST LLC joint venture in India continued to have break-even operating results and the VAST LLC joint venture in Brazil continued to report losses.

Included in other (expense) income, net in the current year and prior year were the following items (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Foreign currency transaction (loss) gain	$(2,935)	$237
Rabbi Trust Assets gain (loss)	202	(304)
Unrealized gain on Mexican peso forward contracts	—	384
Realized gain on Mexican peso forward contracts, net	1,022	361
Pension and postretirement plans cost	(722)	(505)
Other	255	233
	$(2,178)	$406

-
Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets and liabilities held by our Mexican subsidiaries.
-
The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-
We entered into the Mexican peso currency forward contracts during fiscal 2023 and 2022 to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. No peso forward currency contracts are outstanding as of July 2, 2023.
-
Pension and postretirement plan costs include net periodic benefit cost other than the service cost component.

Our effective income tax rate for 2023 was (16.7) percent compared to 4.5 percent in 2022. Our 2023 effective tax rate was impacted by $2.2 million in China non-resident capital gain tax resulting from the sale of our interest in VAST LLC, a valuation allowance of $1.4 million related to our assessment of the future realization of capital loss carryforwards generated from the sale of our interest in VAST LLC, and the impact of available R&D and foreign tax credits on pre-tax book losses. Our 2022 effective tax rate was impacted by adjustments made to the amount of our 2021 estimated foreign tax credits and estimated tax impacts associated with our investment in VAST LLC. These true-up adjustments resulted from the filing of our 2021 U.S. income tax returns during 2022 and were attributable to actual results included in non-U.S. income tax returns, which are filed on a calendar year basis, and which differ from estimates included in our 2021 tax provision. The adjustment amounts recorded during 2022 totaled $1.0 million. Our effective tax rate for 2022 excluding these adjustments was 15.6 percent. These adjustments were not material to our previously issued financial statements. Our income tax provision for each year 2023 and 2022 was affected by the non-controlling interest portion of our pre-tax income, Global Intangible Low Taxed Income (GILTI) provisions and R&D tax credit. The non-controlling interest impacts the effective tax rate as our ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities are taxed as partnerships for U.S. tax purposes.

Liquidity and Capital Resources

Working Capital (millions of dollars)

	July 2, 2023	July 3, 2022
Current Assets	$225.8	$188.2
Current Liabilities	109.0	81.5
Working Capital	$116.8	$106.7

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Stellantis, General Motors Company and Ford Motor Company. As of the date of filing this Annual Report with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of July 2, 2023 and July 3, 2022 was as follows (millions of dollars):

	July 2, 2023	July 3, 2022
General Motors Company	$27.5	$24.6
Ford Motor Company	17.4	10.6
Stellantis	14.1	12.8
	$59.0	$48.0

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of July 2, 2023, $2.2 million of our $20.6 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Years Ended
	July 2, 2023	July 3, 2022
Cash Flows from (millions of dollars):
Operating Activities	$10.1	$10.4
Investing Activities	8.9	(14.3)
Financing Activities	(7.4)	(1.9)
	$11.6	$(5.8)

Cash flow from operating activities was consistent between years as the impact of the reduction in profitability between years, as previously discussed, was offset by a net decrease in working capital requirements. The net decrease in our working capital requirements included the following working capital changes (millions of dollars):

	Increase (Decrease) in Working Capital Requirements
	2023	2022	Change
Accounts Receivable	$13.7	$5.9	$7.8
Inventories	(2.9)	9.6	(12.5)
Customer Tooling	10.0	3.3	6.7
Other Assets	0.5	(0.2)	0.7
Accounts Payable and Other Liabilities	(24.0)	(1.8)	(22.2)
	$(2.7)	$16.8	$(19.5)

-
Accounts receivable balances increased in both the current and prior year periods. The increase in the accounts receivable balance during the current year reflect increased sales as of the end of our fiscal 2023. The increase in accounts receivable balances during the prior year was mostly due to payments from a specific customer being made in advance of the payment term due dates in the prior year while current year payments from that customer were made according to the planned payment term due dates.
-
The change in inventory levels reflected a decrease during the current year and an increase during the prior year. The current year decrease was due to a reduction in inventory balances to align with historical customer production patterns, mostly offset by a change in inventory management and shipping terms with a significant vendor. The prior year increase was due to an inventory build-up while our OEM customers experienced reduced production schedules due to certain part shortages, including for semiconductor chips.
-
The change in customer tooling balances, which consisted of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, was the result of the timing of tooling development spending required to meet customer production requirements and related billings for customer reimbursements.
-
The change in other assets was relatively consistent between years. The increase in value added tax recoverable balances in the current year due to several periods being open to audit in Mexico was mostly offset by a reduction in our Rabbi Trust assets of $863,000 resulting from a current year SERP settlement and a $627,000 reduction in our Mexico peso forward contract asset.
-
The current year increase in accounts payable and other liabilities is due to the following:

- Accounts payable increased approximately $14.0 million in the current year primarily due to a change in inventory management, shipping terms, and payment terms with a significant vendor and the suspension of ADAC-STRATTEC LLC's payment of engineering, research and design fees as well as a sales fees to ADAC in order to comply with ADAC-STRATTEC debt covenants.

- Accrued salaries and benefits increased approximately $4.7 million in the current year resulting from increased salaries and benefits for our Mexican associates.

- Income taxes payable increased $2.4 million in the current year primarily due to the accrual of a China non-resident capital gain tax as a result of the sale of our interest in VAST LLC.

- Value added tax payable balances increased $3.0 million in the current year due to several periods being open to audit in Mexico.

Net cash provided by investing activities of $8.9 million during 2023 included proceeds from the sale of our interest in VAST LLC of $26.2 million and a net increase in cash of $354,000 resulting from STRATTEC's purchase of the net assets of VAST Korea. The cash inflows were partially offset by capital expenditures of $17.4 million in support of requirements for new product programs and the upgrade and replacement of existing equipment and a $278,000 investment in VAST LLC for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda, VAST LLC's Brazilian joint venture. Net cash used by investing activities of $14.3 million during 2022 included capital expenditures of $14.2 million, which were made in support of requirements for new product programs and the upgrade and replacement of existing equipment. Net cash used by investing activities during 2022 also included an investment in VAST LLC of $150,000 for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda.

Net cash used in financing activities of $7.4 million during 2023 included a payment of $9.0 million related to STRATTEC's purchase of the remaining non-controlling interest of STRATTEC POWER ACCESS LLC from WITTE Automotive, the repayment of borrowings under credit facilities of $15.0 million, and $600,000 of dividend payments to non-controlling interests in our subsidiaries. These cash outflows were partially offset by additional borrowings under our credit facilities of $17.0 million and $183,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan. Net cash used in financing activities of $1.9 million during 2022 included repayments of borrowings under credit facilities of $14.0 million and $1.8 million of dividend payments to non-controlling interests in our subsidiaries, partially offset by borrowings under credit facilities of $13 million and $908,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan.

Cash Requirements

Dividends

On May 13, 2020, our Board of Directors took action to temporarily suspend payment of our quarterly dividend for the foreseeable future in order to conserve cash as a result of the economic downturn that began with COVID-19. No dividends were paid to shareholders during fiscal 2023 and fiscal 2022.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $14.0 million in fiscal 2024 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at July 2, 2023. A total of 3,655,322 shares have been repurchased over the life of the program through July 2, 2023, at a cost of approximately $136.4 million. No shares were repurchased during fiscal 2023 or 2022. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. At this time, we anticipate minimal or no stock repurchase activity in fiscal year 2024.

Other Cash Requirements

In connection with the June 30, 2023 sale of our interest in VAST LLC to WITTE Automotive, we will be required to pay nonresident capital gain tax in China. The payment, which will be made during our fiscal 2024, is expected to total approximately $2.2 million.

We also have an operating lease for our El Paso, Texas finished goods and service parts distribution warehouse, which has a term in excess of one year. We also have purchase commitments related to zinc and other purchased parts. Refer to required future payments under the lease and purchase commitments in the discussion of Leases under Organization and Summary of Significant Accounting Policies and in the discussion of Commitments and Contingencies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities expire on August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 22, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 6, 2023. Subsequent to these dates, interest on borrowings under both credit facilities were at varying rates based, at our option, on SOFR plus 1.35 percent or the bank's prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of July 2, 2023, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility as of July 2, 2023 or July 3, 2022. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $15.4 million and 5.7 percent, respectively, during 2023. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $332,000 and 2.0 percent, respectively, during 2022. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $13 million at July 2, 2023 and $11 million at July 3, 2022. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $12.4 million and 5.3 percent, respectively, during 2023. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $14.2 million and 1.5 percent, respectively, during 2022. We believe that the credit facilities are adequate, along with existing cash flows from operations, to meet our anticipated capital expenditure, working capital, dividend, and operating expenditure requirements.

On August 22, 2023, STRATTEC entered into an agreement, which is effective September 6, 2023, with BMO Harris Bank N.A. to renew the term of its current $40 million secured credit facility until August 1, 2026. The two parties are working on a renewal of the $25 million secured credit facility for ADAC-STRATTEC LLC, which is guaranteed by STRATTEC, for completion in fiscal year 2024.

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity Earnings of Joint Ventures included in the Notes to Financial Statements included within this Form 10-K.

Critical Accounting Policies

We believe the following represents our critical accounting policies:

Liability for Uncertain Tax Positions – We are subject to income taxation in many jurisdictions around the world. Significant management judgment is required in the accounting for income tax contingencies because the outcomes are often difficult to determine. We are required to measure and recognize uncertain tax positions that we have taken or expect to take in our income tax returns. The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken in an income tax return and the amount recognized in the financial statements. The amount of unrecognized benefits, that if recognized, would affect the effective tax rate was $1.1 million at July 2, 2023 and $1.0 million at July 3, 2022. An increase or decrease in our assessment of the recorded amount of unrecognized benefits by 10 percent would result in an increase or decrease in the reported tax provision, before the impact of interest and penalties, of $110,000 at July 2, 2023 and $100,000 at July 3, 2022. Refer to the discussion of Income Taxes included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

Warranty Reserve – We have a warranty reserve recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty reserve balance involves judgment and estimates. Our reserve estimate is based on an analysis of historical warranty data as well as current trends and information. Actual warranty costs might differ from estimates due to the level of actual claims varying from our claims experience and estimates and final negotiations and settlements reached with our customers. Therefore, future actual claims experience could result in changes in our estimates of the required reserve. Sensitivity of potential warranty or product recall claims is dependent on the respective customer platform, volumes, production years and product content. We have product recall insurance once a recall claim exceeds $2.5 million with a limit of $30 million. Refer to the discussion of Warranty Reserve under Organization and Summary of Significant Accounting Policies included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of STRATTEC SECURITY CORPORATION and subsidiaries (the "Company") as of July 2, 2023, the related consolidated statements of (loss) income and comprehensive (loss) income, shareholders’ equity, and cash flows, for the fiscal year ended July 2, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 2023, and the results of its operations and its cash flows for the fiscal year ended July 2, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 2, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty Reserve – Refer to the Notes to the Financial Statements

Critical Audit Matter Description

The Company records a reserve for known and potential exposure to warranty claims in the event its products fail to perform as expected and in the event it may be required to participate in the repair costs incurred by its customers for such products. At July 2, 2023, the Company’s warranty reserve was $9.7 million.

The warranty reserve is estimated based on management’s analysis of historical warranty data, current trends and information, known and projected claims for products sold, and the terms of specific agreements. The warranty reserve requires management to apply significant judgment to develop its estimate. Actual warranty costs may differ from management’s estimated costs as a result of, but not limited to, negotiation with customers, changes to the assumptions of repair and/or replacement costs, and changes in trends in product performance. Such matters may require future adjustments to the reserve which could be material.

We identified the warranty reserve as a critical audit matter because estimating future warranty costs requires significant judgment by management. Auditing management’s assumptions about management’s estimated future warranty costs involves a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the warranty reserve included the following, among others:

-
We tested the effectiveness of internal controls relating to management’s process for developing the assumptions and inputs used to estimate the warranty reserve.

-
We evaluated the methods and significant assumptions, including the frequency and average cost of warranty claims, used by management to estimate the warranty reserve by:
o
Evaluating the methodology used to determine the reserve in order to understand how key assumptions were developed.
o
Testing the accuracy of the underlying data that served as the basis for the analysis, including the historical claims and settlements paid on those claims.
o
Testing the completeness of the warranty reserve by conducting interviews of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluating whether they were appropriately considered in the determination of the warranty reserve.
o
Evaluating management’s ability to accurately estimate the warranty reserve by comparing the product warranty reserve in prior years to the actual product warranty claims paid in the subsequent years.
o
Comparing the warranty reserve to industry data to assess the reasonableness of management’s estimate in comparison to recent trends in actual warranty claims.
o
Developing an independent expectation of the Company’s warranty reserve and comparing it to management’s estimate to evaluate the reasonableness of the estimate.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

September 7, 2023

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Milwaukee, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of STRATTEC SECURITY CORPORATION (the "Company") as of July 3, 2022, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year ended July 3, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2022, and the results of its operations and its cash flows for the year ended July 3, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We served as the Company's auditor from fiscal year 2021 to 2022.

Oak Brook, Illinois

September 8, 2022

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended
	July 2, 2023	July 3, 2022
NET SALES	$492,946	$452,265
Cost of goods sold	450,794	396,249
GROSS PROFIT	42,152	56,016
Engineering, selling, and administrative expenses	48,241	47,119
(LOSS) INCOME FROM OPERATIONS	(6,089)	8,897
Equity earnings of joint ventures	1,559	177
Interest expense	(960)	(221)
Other (expense) income, net	(2,178)	406
(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAXES AND NON-CONTROLLING INTEREST	(7,668)	9,259
Provision for income taxes	1,281	415
NET (LOSS) INCOME	(8,949)	8,844
Net (loss) income attributable to non-controlling interest	(2,279)	1,828
NET (LOSS) INCOME ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$(6,670)	$7,016
COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(8,949)	$8,844
Currency translation adjustments, net of tax	6,164	(2,318)
Pension and postretirement plans, net of tax	689	376
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6,853	(1,942)
COMPREHENSIVE (LOSS) INCOME	(2,096)	6,902
Comprehensive income attributable to non-controlling interest	180	1,560
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$(2,276)	$5,342
(LOSS) INCOME PER SHARE ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION:
Basic	$(1.70)	$1.82
Diluted	$(1.70)	$1.79
AVERAGE SHARES OUTSTANDING:
Basic	3,921	3,861
Diluted	3,921	3,910

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE AMOUNTS)

	July 2, 2023	July 3, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,571	$8,774
Receivables, less allowance for doubtful accounts of $500 at July 2, 2023 and July 3, 2022	89,811	75,827
Inventories, net	77,597	80,482
Customer tooling in progress, net	20,800	10,828
Income taxes recoverable	2,711	2,492
Value added tax recoverable	7,912	4,518
Other current assets	6,380	5,311
Total current assets	225,782	188,232
INVESTMENT IN JOINT VENTURES	—	26,654
DEFERRED INCOME TAXES	13,619	7,081
OTHER LONG-TERM ASSETS	7,083	5,438
PROPERTY, PLANT AND EQUIPMENT, NET	94,446	91,729
	$340,930	$319,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,927	$43,950
Accrued liabilities:
Payroll and benefits	22,616	17,959
Value added tax payable	6,499	3,454
Income tax payable	2,607	249
Environmental	1,390	1,390
Warranty	9,725	8,100
Other	8,222	6,427
Total current liabilities	108,986	81,529
Commitments and Contingencies – see note beginning on page 51
BORROWINGS UNDER CREDIT FACILITIES	13,000	11,000
ACCRUED PENSION OBLIGATIONS	1,206	1,259
ACCRUED POSTRETIREMENT OBLIGATIONS	1,157	1,329
OTHER LONG-TERM LIABILITIES	5,557	4,070
SHAREHOLDERS’ EQUITY:
Common stock, authorized 18,000,000, $.01 par value, issued 7,530,170 shares at July 2, 2023 and 7,481,169 shares at July 3, 2022	75	75
Capital in excess of par value	100,309	101,524
Retained earnings	234,299	240,969
Accumulated other comprehensive loss	(14,194)	(18,588)
Less: Treasury stock at cost (3,601,124 shares at July 2, 2023 and 3,604,466 shares at July 3, 2022)	(135,526)	(135,580)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	184,963	188,400
Non-controlling interest	26,061	31,547
Total shareholders’ equity	211,024	219,947
	$340,930	$319,134

The accompanying Notes to Financial Statements are an integral part of these Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total Shareholders' Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling interest
BALANCE June 27, 2021	$212,797	$74	$99,512	$233,953	$(16,914)	$(135,615)	$31,787
Net income	8,844	—	—	7,016	—	—	1,828
Currency translation adjustments	(2,318)	—	—	—	(2,050)	—	(268)
Pension and postretirement funded status adjustment, net of tax of $96	376	—	—	—	376	—	—
Cash dividends paid to non- controlling interests of subsidiaries	(1,800)	—	—	—	—	—	(1,800)
Stock-based compensation	1,140	—	1,140	—	—	—	—
Stock option exercises	827	1	826	—	—	—	—
Employee stock purchases	81	—	46	—	—	35	—
BALANCE July 3, 2022	$219,947	$75	$101,524	$240,969	$(18,588)	$(135,580)	$31,547
Net loss	(8,949)	—	—	(6,670)	—	—	(2,279)
Currency translation adjustments	6,164	—	—	—	3,705	—	2,459
Pension and postretirement funded status adjustment, net of tax of $212	689	—	—	—	689	—	—
Cash dividends paid to non- controlling interests of subsidiaries	(600)	—	—	—	—	—	(600)
Purchase of SPA Non- controlling interest	(7,877)	—	(2,811)	—		—	(5,066)
Stock-based compensation	1,466	—	1,466	—	—	—	—
Stock option exercises	109	—	109	—	—	—	—
Employee stock purchases	75	—	21	—	—	54	—
BALANCE July 2, 2023	$211,024	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061
The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Shareholders’ Equity.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended
	July 2, 2023	July 3, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,949)	$8,844
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity earnings of joint ventures	(1,559)	(177)
Depreciation	17,485	19,379
Foreign currency transaction loss (gain)	2,935	(237)
Unrealized gain on peso forward contracts	—	(384)
Loss on settlement of pension obligation	217	—
Deferred income taxes	(4,937)	(1,986)
Stock-based compensation expense	1,466	1,140
Change in operating assets and liabilities:
Receivables	(13,696)	(5,935)
Inventories	2,885	(9,622)
Other assets	(10,483)	(3,074)
Accounts payable and accrued liabilities	23,964	1,811
Other, net	767	677
Net cash provided by operating activities	10,095	10,436
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint ventures	(278)	(150)
Proceeds from Sale of interest in VAST LLC	26,170	—
Purchase of VAST Korea net assets	354	—
Additions to property, plant and equipment	(17,370)	(14,188)
Proceeds received on sale of property, plant and equipment	25	5
Net cash provided by (used in) investing activities	8,901	(14,333)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	17,000	13,000
Repayments under credit facilities	(15,000)	(14,000)
Purchase of SPA non-controlling interest	(9,019)	—
Exercise of stock options and employee stock purchases	183	908
Dividends paid to non-controlling interests of subsidiaries	(600)	(1,800)
Net cash used in financing activities	(7,436)	(1,892)
FOREIGN CURRENCY IMPACT ON CASH	237	98
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,797	(5,691)
CASH AND CASH EQUIVALENTS
Beginning of year	8,774	14,465
End of year	$20,571	$8,774
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (Recovered) Paid During the Period For:
Income taxes	$2,759	$(842)
Interest	$890	$230
Non-Cash Investing Activities:
Purchase price receivable from sale of interest in VAST LLC	$(2,000)	$—
Change in capital expenditures in accounts payable	$(1,437)	$1,297

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Cash Flows.

NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, fobs, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers under the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we, along with our VAST LLC partners, provide full service and aftermarket support for each VAST Automotive Group partner’s products. As noted below, effective as of June 30, 2023 we sold our one-third ownership interest in VAST LLC to WITTE and entered into a cooperation framework agreement with WITTE related to VAST LLC which provides a framework for the parties to collaborate on global programs related to product development and manufacturing.

The accompanying consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned Mexican subsidiary, STRATTEC de Mexico, and its majority owned subsidiaries, ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC. Effective June 30, 2023, STRATTEC POWER ACCESS LLC became a wholly owned subsidiary of STRATTEC SECURITY CORPORAITON as a result of the purchase of the remaining non-controlling interest. STRATTEC SECURITY CORPORATION is located in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and STRATTEC POWER ACCESS LLC have operations in El Paso, Texas and in Juarez and Leon, Mexico. Effective June 30, 2023, we sold our equity investment in Vehicle Access Systems Technology to WITTE. Prior to the sale, equity investments in Vehicle Access Systems Technology LLC (“VAST LLC”) for which we exercised significant influence but did not control and were not variable interest entities of STRATTEC, were accounted for using the equity method. VAST LLC consisted primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis. We have only one reporting segment.

During December 2022, management determined that a previously unrecorded liability for postretirement death benefits was required to be recognized in accordance with ASC 715. Eligible participants for this death benefit include all salaried retirees who retired prior to October 1, 2001 and all hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. As such, this actuarially calculated liability and the unrecognized actuarial losses impacting Accumulated Other Comprehensive Loss are reported in the Consolidated Balance Sheets. Additionally, interest cost and amortization of actuarial losses are reported in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Additionally, management identified a correction to previously reported Equity Earnings of Joint Ventures in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, which correction also impacts the previously reported Investment in Joint Ventures amount reported in the Consolidated Balance Sheets. While prior period amounts have been corrected for comparability, the corrections for both of these items, both individually and in total, were not material to the previously reported consolidated financial statements.

The impact of the prior period corrections on the Consolidated Balance Sheets, the related components of Stockholders’ Equity, and the related components of Accumulate Other Comprehensive Loss is as follows (thousands of dollars):

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

The impact of the prior period corrections on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income is as follows (thousands of dollars):

	Year Ended July 3, 2022
	Previously Reported	Adjustment	As Reported
Equity earnings of joint ventures	$181	$(4)	$177
Other income (expense), net	423	(17)	406
Income before provision for income taxes and non-controlling interest	9,280	(21)	9,259
Provision for income taxes	420	(5)	415
Net income	8,860	(16)	8,844
Net income attributed to STRATTEC SECURITY CORPORATION	$7,032	$(16)	$7,016

Comprehensive Income:
Net income	$8,860	$(16)	$8,844
Currency translation adjustments, net of tax	(2,306)	(12)	(2,318)
Pension and postretirement plans, net of tax	178	198	376
Other comprehensive income (loss), net of tax	(2,128)	186	(1,942)
Comprehensive income	6,732	170	6,902
Comprehensive income attributed to STRATTEC SECURITY CORPORATION	$5,172	$170	$5,342

Earnings per share attributed to STRATTEC SECURITY CORPORATION: diluted	$1.80	$(0.01)	$1.79

The correction of prior period amounts had no impact on total operating, investing, and financing activities on the Consolidated Statements of Cash Flows for the year ended July 3, 2022. In conjunction with the correction of the prior period amounts, the following footnotes, which were impacted by the above adjustments, were also corrected: Shareholders’ Equity, Other (Expense) Income, net, Earnings Per Share, Pension and Postretirement Benefits, and Accumulated Other Comprehensive Loss.

Reclassifications: For consistency with current year presentation, reclassifications have been made to the Consolidated Balance Sheet for the fiscal year ended July 3, 2022 in order to separately state Value Added Tax Recoverable and Value Added Tax Payable. These reclassifications had no effect on the reported results of operations and cash flows.

Risks and Uncertainties: Due to the evolving global economic conditions since 2020, initially as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production has recovered modestly, production remains well below recent historic levels. Moreover, since 2020, industry and economic conditions have been influenced directly and indirectly by macroeconomic events such as the COVID-19 pandemic and, beginning in February 2022, the Russia-Ukraine conflict, resulting in unfavorable conditions. These conditions have severely restricted the level of economic activity in many countries, and continue to adversely impact global economic activity, including with respect to customer purchasing actions and supply chain continuity and disruption, and in particular the supply of semiconductor chips, transponders and related components to the automotive industry.

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry. Our 2022 net sales were negatively impacted by a global semiconductor chip shortage (especially as it relates to the automotive industry). Additionally, inflationary pressures resulted in increased raw material and purchased part costs as well as increased wage rates in Mexico beginning in calendar 2021. Such increases negatively impacted our 2023 and 2022 operating results.

Inflationary pressures in the U.S. and global economy continue to adversely impact our operating results and may continue to impact the supply chain and our operations, including impacting our customers, workforce and suppliers, any of which may continue to disrupt and limit sourcing of semiconductor chips, transponders and other critical supply chain components needed by us and our customers to meet expected production schedules. Moreover, these events may continue to create added inflationary pressures on our operations, including related to wages and the prices of raw materials and purchased parts. All of these foregoing matters, including their scope and duration are uncertain and cannot be predicted as to timing and cost impacts. These changing conditions may also affect the estimates and assumptions made by our management in our financial statements. Such estimates and assumptions affect, among other things, our long-lived asset valuations, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

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

New Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The update revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, the update was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases. This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are planning to adopt this standard in the first quarter of our fiscal 2024. The adoption of this pronouncement will not have a material impact on our consolidated financial statements.

Subsequent Event: On August 22, 2023, STRATTEC entered into an agreement, which is effective September 6, 2023, with BMO Harris Bank N.A. to renew the term of its current $40 million secured credit facility until August 1, 2026. Under the terms of the new agreement, interest on borrowings under the credit facility will be at varying rates based, at our option, on Term SOFR plus 1.85 percent or the bank’s prime rate. Refer to the discussion of Credit Facilities herein.

Fiscal Year: Our fiscal year ends on the Sunday nearest June 30. The year ended July 2, 2023 is comprised of 52 weeks. The year ended July 3, 2022 is comprised of 53 weeks.

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

Cash and Cash Equivalents: Cash and cash equivalents include all short-term investments with an original maturity of three months or less due to the short-term nature of the instruments. Excess cash balances are placed in short-term commercial paper and short-term certificates of deposit.

Derivative Instruments: We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During 2022 and 2023, we had contracts with Bank of Montreal that provide for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency forward contracts are recognized in our accompanying consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other (Expense) Income, net. No Mexican peso forward contracts were outstanding as of July 2, 2023.

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Consolidated Balance Sheets was as follows (thousands of dollars):

	July 2, 2023	July 3, 2022
Not designated as hedging instruments:
Other current assets:
Mexican peso forward contracts	$—	$627

The pre-tax effects of the Mexican peso forward contracts on the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income consisted of the following (thousands of dollars):

	Other (Expense) Income, net
	Years Ended
	July 2, 2023	July 3, 2022
Not Designated as Hedging Instruments:
Realized gain	$1,022	$434
Realized (loss)	$—	$(73)
Unrealized gain	$—	$384

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated their book value as of July 2, 2023 and July 3, 2022. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. There is an established fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 – Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments. Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2023 and July 3, 2022 (thousands of dollars):

	July 2, 2023				July 3, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Rabbi Trust assets:
Stock index funds:
Small cap	$161	$—	$—	$161	$142	$—	$—	$142
Mid cap	327	—	—	327	291	—	—	291
Large cap	492	—	—	492	416	—	—	416
International	503	—	—	503	447	—	—	447
Fixed income funds	1,022	—	—	1,022	1,023	—	—	1,023
Cash and cash equivalents	—	113	—	113	—	961	—	961
Mexican peso forward contracts	—	—	—	—	—	627	—	627
Total assets at fair value	$2,505	$113	$—	$2,618	$2,319	$1,588	$—	$3,907

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets as of July 2, 2023. Of the July 3, 2022 $3.3 million Rabbi Trust asset balance, $863,000 was included in Other Current Assets and $2.4 million was included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above. The fair value of the Mexican peso forward contracts considers the remaining term, current exchange rate and interest rate differentials between the two currencies.

Receivables: Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith/dealership distributors relating to our service and aftermarket sales. We evaluate the collectability of receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items, general economic conditions (including with respect to the impact of the Ukraine conflict and the supply chain disruptions on our customers) and the industry as a whole. The allowance for doubtful accounts totaled $500,000 at July 2, 2023 and July 3, 2022.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at net realizable value using the first-in, first-out (“FIFO”) cost method of accounting. Inventories consisted of the following (thousands of dollars):

	July 2, 2023	July 3, 2022
Finished products	$17,196	$19,499
Work in process	17,492	18,263
Purchased materials	50,024	48,209
	84,712	85,971
Excess and obsolete reserve	(7,115)	(5,489)
Inventories, net	$77,597	$80,482

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

	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written Off / (Recoveries)	Balance, End of Year
Year ended July 2, 2023	$5,489	$1,457	$(169)	$7,115
Year ended July 3, 2022	$5,380	$962	$853	$5,489

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Expected Useful Lives
Land improvements	20 years
Buildings and improvements	15 to 35 years
Machinery and equipment	3 to 15 years

Property, plant and equipment consisted of the following (thousands of dollars):

	July 2, 2023	July 3, 2022
Land and improvements	$6,963	$6,041
Buildings and improvements	41,218	37,158
Machinery and equipment	251,995	235,050
	300,176	278,249
Less: accumulated depreciation	(205,730)	(186,520)
	$94,446	$91,729

Depreciation expense was as follows for the periods indicated (thousands of dollars):

Fiscal Year	Depreciation Expense
2023	$17,485
2022	$19,379

The gross and net book value of property, plant and equipment located outside of the United States, primarily in Mexico, were as follows (thousands of dollars):

	July 2, 2023	July 3, 2022
Gross book value	$178,592	$159,909
Net book value	$68,240	$64,645

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to not be recoverable, the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. There were no impairments recorded in the years ended July 2, 2023 or July 3, 2022.

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

Leases: Our right-of-use operating lease assets are recorded at the present value of future minimum lease payments, net of amortization. We have an operating lease for our El Paso, Texas finished goods and service parts distribution warehouse. During fiscal 2023, the El Paso warehouse lease was amended, which resulted in a lease modification that changed future payments for the existing premises. The amended lease has a current lease term through December 2028. The lease does not contain an option to extend the lease term, material residual value guarantees or restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The operating lease asset and obligation related to our El Paso warehouse lease included in the accompanying Consolidated Balance Sheets are presented below (thousands of dollars):

	July 2, 2023	July 3, 2022
Right-of-Use Asset Under Operating Lease:
Other Long-Term Assets	$4,465	$3,021
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$465	$403
Other Long-Term Liabilities	4,000	2,618
	$4,465	$3,021

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under the non-cancelable lease are as follows as of July 2, 2023 (thousands of dollars):

2024	$730
2025	941
2026	988
2027	1,037
Thereafter	1,647
Total Future Minimum Lease Payments	5,343
Less: Imputed Interest	(878)
Total Lease Obligations	$4,465

Cash flow information related to the operating lease is shown below (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$497	$484

The weighted average remaining lease term and discount rate for the El Paso, Texas operating lease are shown below:

	July 2, 2023	July 3, 2022
Weighted Average Remaining Lease Term, (in years)	5.5	6.3
Weighted Average Discount Rate	6.2%	3.3%

Operating lease expense for the years ended July 2, 2023 and July 3, 2022 totaled $497,000 and $484,000, respectively.

Supplier Concentrations: The following inventory purchases were made from major suppliers during each fiscal year noted:

Fiscal Year	Percentage of Inventory Purchases	Number of Suppliers
2023	39%	6
2022	38%	6

We have long-term contracts or arrangements with most of our suppliers to assist in guaranteeing the availability of raw materials and component parts.

Labor Concentrations: We had approximately 3,361 full-time associates as of July 2, 2023. Approximately 178 or 5.3 percent of our full time associates were represented by a labor union at July 2, 2023 at our Milwaukee facility, which associates account for all production associates at our Milwaukee, WI facility. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. Additionally, approximately 102 or 3.0 percent of our full time associates were represented by a labor union at our Leon, Mexico facility. The current contract with our Leon unionized associates is effective through April 8, 2024.

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

We do not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer. Therefore, we recognize revenue at the point in time we satisfy a performance obligation by transferring control of a part to a customer. Amounts billed to customers related to shipping and handling costs are included in Net Sales in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Shipping and handling costs are accounted for as fulfillment costs and are included in Cost of Goods Sold in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

Contract Balances:

We had no material contract assets or contract liabilities as of July 2, 2023 or July 3, 2022.

Product Sales and Sales and Receivable Concentration:

Refer to Product Sales and Sales and Receivable Concentration included herein for revenue by product group and revenue by customer.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenditures were approximately $15.9 million in 2023 and $12.2 million in 2022.

Other (Expense) Income, Net: Net other (expense) income included in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets and liabilities held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts during fiscal 2023 and 2022 to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. The impact of these items for the periods presented was as follows (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Foreign currency transaction (loss) gain	$(2,935)	$237
Rabbi Trust Assets gain (loss)	202	(304)
Unrealized gain on Mexican peso forward contracts	—	384
Realized gain on Mexican peso forward contracts, net	1,022	361
Pension and postretirement plans cost	(722)	(505)
Other	255	233
	$(2,178)	$406

Warranty Reserve: We have a warranty reserve recorded related to our known and potential exposure to warranty claims in the event our products fail to perform as expected, and in the event we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty reserve balance involves judgment and estimates. Our reserve estimate is based on an analysis of historical warranty data as well as current trends and information. During 2023, we recorded warranty provisions associated with customer-specific warranty claims involving our product. As additional information becomes available, actual results may differ from recorded estimates, which may require us to adjust the amount of our warranty provision.

Changes in the warranty reserve were as follows (thousands of dollars):

	Balance, Beginning of Year	Provision Charged to Expense	Payments	Balance, End of Year
Year ended July 2, 2023	$8,100	$2,405	$780	$9,725
Year ended July 3, 2022	$8,425	$265	$590	$8,100

Foreign Currency Translation: The financial statements of our foreign subsidiaries and equity investees are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for sales, costs and expenses. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other (expense) income, net in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Accumulated Other Comprehensive Loss (“AOCL”): The following tables summarize the changes in AOCL for the years ended July 2, 2023 and July 3, 2022 (thousands of dollars):

	Year Ended July 2, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance July 3, 2022	$16,733	$1,855	$18,588
Other comprehensive loss before reclassifications	(4,698)	(559)	(5,257)
Income Tax	(636)	132	(504)
Net other comprehensive loss before reclassifications	(5,334)	(427)	(5,761)
Reclassifications:
Sale of interest in VAST LLC	(830)	—	(830)
Actuarial losses (A)	—	(342)	(342)
Total reclassifications before tax	(830)	(342)	(1,172)
Income Tax	—	80	80
Net reclassifications	(830)	(262)	(1,092)
Other comprehensive loss	(6,164)	(689)	(6,853)
Other comprehensive loss attributable
to non-controlling interest	(2,459)	—	(2,459)
Balance July 2, 2023	$13,028	$1,166	$14,194

	Year Ended July 3, 2022
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance June 27, 2021	$14,683	$2,231	$16,914
Other comprehensive loss before reclassifications	1,712	(82)	1,630
Income Tax	606	19	625
Net other comprehensive loss before reclassifications	2,318	(63)	2,255
Reclassifications:
Actuarial losses (A)	—	(409)	(409)
Total reclassifications before tax	—	(409)	(409)
Income Tax	—	96	96
Net reclassifications	—	(313)	(313)
Other comprehensive loss	2,318	(376)	1,942
Other comprehensive loss attributable
to non-controlling interest	268	—	268
Balance July 3, 2022	$16,733	$1,855	$18,588

(A)
Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other (Expense) Income, net in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. See Retirement Plans and Postretirement Costs note to these Notes to Financial Statements below.

Stock-Based Compensation: We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of July 2, 2023 were 134,769. Awards that expire or are cancelled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

No stock options were granted during 2023 or 2022, and all compensation cost related to previously granted options was recognized prior to 2022. Accordingly, no compensation cost related to stock options was recorded during 2023 or 2022. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight-line basis over the vesting period. We record stock based compensation only for those awards that are expected to vest.

Unrecognized compensation cost as of July 2, 2023 related to restricted stock granted under the plan was as follows (thousands of dollars):

	Compensation Cost	Weighted Average Period over which Cost is to be Recognized (in years)
Restricted stock granted	$1,370	0.9

Unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Cash received from stock option exercises and the related income tax benefit were as follows (thousands of dollars):

Fiscal Year	Cash Received from Stock Option Exercises	Income Tax Benefit
2023	$109	$—
2022	$827	$74

The intrinsic value of stock options exercised and the fair value of options vested were as follows (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Intrinsic value of options exercised	$31	$451
Fair value of stock options vested	$—	$—

The range of options outstanding as of July 3, 2022 was as follows:

	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price Outstanding and Exercisable	Weighted Average Remaining Contractual Life Outstanding (In Years)
$38.71	24,491	$38.71	0.13
$79.73	8,070	$79.73	1.13
	32,561	$48.88

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We recognize the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties on uncertain tax positions are classified in the (Benefit) Provision for Income Taxes in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.
INVESTMENT IN JOINT VENTURES AND MAJORITY OWNED SUBSIDIARIES

Prior to June 30, 2023, we participated in certain Alliance Agreements with WITTE Automotive (“WITTE”) and ADAC Automotive (“ADAC”). WITTE, of Velbert, Germany, is a privately held automotive supplier. WITTE designs, manufactures and markets automotive components, including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. ADAC, of Grand Rapids, Michigan, is a privately held automotive supplier and manufactures engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes.

The Alliance Agreements included a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each held a one-third equity interest, existed to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchased component products from each other for use in end products assembled and sold in their respective home markets. STRATTEC purchased such component parts from WITTE. These purchases totaled $839,000 in 2023 and $918,000 in 2022. STRATTEC also paid WITTE a royalty related to certain latch product sales. Such royalties incurred totaled $528,000 in 2023 and

$889,000 in 2022. The outstanding payable balance to WITTE was $459,000 as of July 3, 2022. WITTE was no longer a related party as of July 2, 2023 as a result of the Equity Restructuring Agreement discussed below.

VAST LLC had investments in Sistema de Acesso Veicular Ltda, VAST China (Taicang), VAST Jingzhou Co. Ltd., VAST Shanghai Co., VAST Fuzhou and Minda-VAST Access Systems. The operations under VAST Fuzhou closed during our fiscal 2021 and the related land and building were held for sale. Sistema de Acesso Veicular Ltda was located in Brazil and serviced customers in South America. VAST LLC disposed of Sistema de Acesso Veicular Ltda in June 2023. VAST China (Taicang), VAST Jingzhou Co. Ltd, and VAST Shanghai Co. (collectively known as VAST China), provided a base of operations to service each VAST partner’s automotive customers in the Asian market. Minda-VAST Access Systems is based in Pune, India and is a 50:50 joint venture between VAST LLC and Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”). Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India. VAST LLC also maintained branch offices in South Korea and Japan in support of customer sales and engineering requirements.

Effective June 30, 2023, we entered into and completed transactions contemplated by an Equity Restructuring Agreement ("Restructuring Agreement") between STRATTEC and WITTE. Pursuant to the terms of the Restructuring Agreement, STRATTEC sold its one-third interest in VAST LLC to WITTE and STRATTEC purchased WITTE's 20 percent non-controlling interest in STRATTEC POWER ACCESS LLC ("SPA") along with the net assets of VAST LLC's Korea branch office. The total net purchase price payable from WITTE to STRATTEC was $18.5 million, of which $16.5 million was paid on June 30, 2023 and $2 million was paid in July 2023. The $2 million paid in July 2023 was included in other current assets in the accompanying Consolidated Balance Sheet as of July 2, 2023. The allocation of the $18.5 million net purchase price was as follows (millions of dollars):

Cash Received (Paid)
Sale of STRATTEC's one-third ownership interest in VAST LLC	$28.2
Purchase of 20 percent non-controlling interest in SPA	(9.0)
Purchase of net assets of VAST LLC's Korean branch office	(0.7)
Net purchase price received by STRATTEC	$18.5

As of June 30, 2023, the Korean branch office is wholly owned by STRATTEC and its subsequent financial results are consolidated with the financial results of STRATTEC. The Restructuring Agreement will position STRATTEC to redeploy assets, both financial and technical, to create greater focus on STRATTEC-specific strategic growth opportunities in North America and around the world. This transaction will allow STRATTEC to be well-positioned to take advantage of new opportunities, including more of our product applications on Electric Vehicles, growing consumer demand for Power Access products, expansion of electronics capabilities and other new automotive products. It will also give us greater resources to further explore diversification of markets, complimentary technology and regions outside of North America. As part of the Restructuring Agreement, STRATTEC also entered into a cooperation framework agreement with WITTE related to VAST LLC which provides a framework for the parties to collaborate on global programs related to product development and manufacturing.

Prior to the restructuring agreement, VAST LLC investments were accounted for using the equity method of accounting. Results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $1.6 million during 2023 and $177,000 during 2022. STRATTEC's 2023 equity earnings includes STRATTEC's one-third of a loss on disposal of Brazil of $531,000 and a gain on sale of STRATTEC's one-third share of VAST LLC of $110,000. During 2023, capital contributions totaling $834,000 were made to VAST LLC for purposes of funding operations in Brazil with STRATTEC's portion of such capital contributions totaling $278,000. During 2022, capital contributions totaling $450,000 were made to VAST LLC for purposes of funding operations in Brazil with STRATTEC’s portion of such capital contribution totaling $150,000. As of June 30, 2023, STRATTEC has no continuing involvement in VAST LLC other than under the cooperation framework agreement described above.

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate, tail gate and deck lid system access control products which were acquired from Delphi Corporation. Prior to the Restructuring Agreement, SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE. As a result of the Restructuring Agreement, STRATTEC purchased the remaining 20 percent interest in SPA, and SPA became a wholly owned subsidiary of STRATTEC. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. STRATTEC's purchase of WITTE's 20 percent noncontrolling interest in SPA was accounted for as an equity transaction. No gain or loss was recognized in the Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted was recognized in equity attributable to STRATTEC. The financial results of SPA are consolidated with the financial results of STRATTEC. SPA net sales and net income to STRATTEC totaled approximately $114.1 million and $2.5 million, respectively, in 2023 and $95.7 million and $5.3 million, respectively, in 2022.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC. ADAC-STRATTEC LLC net sales and net loss to STRATTEC totaled approximately $121.9 million and $2.1 million, respectively, in 2023 and approximately $111.8 million and $100,000, respectively, in 2022. ADAC charges ADAC-STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of ADAC-STRATTEC LLC net sales, are included in the consolidated results of STRATTEC, and totaled $8.5 million in 2023 and $7.8 million in 2022. The related outstanding payable balance to ADAC was $4.9 million as of July 2, 2023 and $1.9 million as of July 3, 2022. Effective January 1, 2023, ADAC and STRATTEC agreed to suspend the payment of these fees as needed to comply with debt covenant provisions included in the ADAC-STRATTEC LLC credit facility described in greater detail under Credit Facilities below. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $12.2 million in 2023 and $9.1 million in 2022. The related outstanding receivable balance from ADAC was $3.9 million and $1.6 million as of July 2, 2023 and July 3, 2022, respectively.

See further discussion under Equity Earnings of Joint Ventures included in Notes to Financial Statements herein.

EQUITY EARNINGS OF JOINT VENTURES

As discussed above within Investment in Joint Ventures and Majority Owned Subsidiaries, effective June 30, 2023, we sold our one-third ownership interest in VAST LLC, for which we exercised significant influence but did not control. VAST LLC was not a variable interest entity of STRATTEC. Until the effective date of the sale, our investment in VAST LLC was accounted for using the equity method. The results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis.

During the quarter ended March 27, 2022, VAST China experienced a fire at their Taicang facility. As a result, certain door handle and painting operations were subsequently transferred to their new Jingzhou facility and to another supplier. The transfer of production negatively impacted VAST China’s fiscal 2022 profitability.

As a result of the Restructuring Agreement, STRATTEC no longer holds an ownership interest in VAST LLC as of July 2, 2023. The following are summarized statements of operations and summarized balance sheet data for VAST LLC (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Net sales	$207,362	$191,642
Cost of goods sold	171,851	160,886
Gross profit	35,511	30,756
Engineering, selling and administrative expense	31,302	31,887
Income (Loss) from operations	4,209	(1,131)
Other income, net	2,304	902
Loss on disposal of investment in Brazil	(1,592)	—
Income (Loss) before provision for income taxes	4,921	(229)
Provision (benefit) for income taxes	672	(754)
Net income	$4,249	$525
STRATTEC’s share of VAST LLC net
income	$1,416	$175
Intercompany profit eliminations	33	2
STRATTEC’s equity earnings of VAST LLC prior to loss on sale	1,449	177
Gain on sale of VAST LLC	110	—
STRATTEC's equity earnings of VAST LLC	$1,559	$177

	July 2, 2023	July 3, 2022
Cash and cash equivalents	$—	$21,694
Receivables, net	—	39,467
Inventories, net	—	26,881
Other current assets	—	14,574
Total current assets	—	102,616
Property, plant and equipment, net	—	70,096
Other long-term assets	—	16,686
Total assets	$—	$189,398
Current debt	$—	$388
Other current liabilities	—	86,364
Long-term debt	—	20,079
Other long-term liabilities	—	2,258
Total liabilities	$—	$109,089
Net assets	$—	$80,309
STRATTEC’s share of VAST LLC net assets	$—	$26,770

We had sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged from VAST LLC to STRATTEC for general headquarter expenses. As a result of the Restructuring Agreement, STRATTEC no longer holds an ownership interest in VAST LLC as of July, 2, 2023. The following tables summarize the related party transactions with VAST LLC for the periods indicated (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Sales to VAST LLC	$64	$1,805
Purchases from VAST LLC	$49	$169
Expenses charged to VAST LLC	$382	$593
Expenses charged from VAST LLC	$761	$784

	July 2, 2023	July 3, 2022
Accounts receivable from VAST LLC	$—	$63
Accounts payable to VAST LLC	$—	$23

CREDIT FACILITIES

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The credit facilities expire on August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 22, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 6, 2023. Subsequent to these dates, interest on borrowings under both credit facilities were at varying rates based, at our option, on SOFR plus 1.35 percent or the bank's prime rate. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of July 2, 2023, we were in compliance with all financial covenants required by these credit facilities. Refer to further discussion under Subsequent Events included herein.

Outstanding borrowings under the credit facilities referenced in the above paragraph as of the end of 2023 and 2022 were as follows (thousands of dollars):

	July 2, 2023	July 3, 2022
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	13,000	11,000
	$13,000	$11,000

Average outstanding borrowings and the weighted average interest rate under each such credit facility during 2023 and 2022 were as follows (thousands of dollars):

	Average Outstanding Borrowings		Weighted Average Interest Rate
	Years Ended		Years Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
STRATTEC Credit Facility	$5,365	$332	5.7%	2.0%
ADAC-STRATTEC Credit Facility	$12,426	$14,248	5.3%	1.5%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at July 2, 2023 is adequate.

At July 2, 2023, we had purchase commitments related to zinc. We also had minimum rental commitments under non-cancelable operating leases with a term in excess of one year. The purchase and minimum rental commitments are payable as follows (thousands of dollars):

	Purchase	Minimum Rental
Fiscal Year	Commitments	Commitments
2024	$5,766	$730
2025	$—	$941
2026	$—	$988
2027	$—	$1,037
Thereafter	$—	$1,647

INCOME TAXES

The provision for income taxes consisted of the following (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Currently payable (recoverable):
Federal	$1,035	$(691)
State	401	161
Foreign	4,782	2,931
	6,218	2,401
Deferred tax provision	(4,937)	(1,986)
	$1,281	$415

The current Federal provision for income taxes excludes a deduction for $22.0 million in research and development costs that are deductible in future periods and $6.0 million of capital losses on the sale of our interest in VAST LLC, which losses are not currently deductible. The current foreign provision for income taxes includes $2.2 million of China non-resident capital gain tax related to the sale of our interest in VAST LLC. The deferred tax provision includes the $22.0 million in research and development costs that are deductible in future periods.

The items accounting for the difference between income taxes computed at the Federal statutory tax rate and the provision for income taxes were as follows:

	Years Ended
	July 2, 2023	July 3, 2022
U.S. statutory rate	21.0%	21.0%
State taxes, net of Federal tax benefit	4.7	0.4
Foreign subsidiaries	—	8.4
China non-resident capital gain tax	(28.7)	—
U.S. tax impact on sale of VAST LLC	(9.7)	—
Valuation allowance	(18.8)	—
Return to provision adjustment	2.1	(11.1)
Global intangible low-taxed income	(8.0)	0.5
Research and development tax credit	19.4	(9.7)
Solar investment tax credit	—	(0.8)
Non-controlling interest	4.0	(1.8)
Uncertain tax positions	(1.7)	(1.4)
Stock based compensation	0.3	(1.3)
Other	(1.3)	0.3
	(16.7%)	4.5%

Impacts of the sale of our one-third interest in VAST LLC on our 2023 effective rate include the China non-resident capital gain tax, the U.S. tax impact on the sale of VAST LLC, and the valuation allowance. As discussed above, the current foreign provision for income taxes includes $2.2 million of China non-resident capital gain tax related to the sale of our interest in VAST LLC. The U.S. tax impact of the sale of VAST LLC is the result of the tax gain recognized. The valuation allowance, as discussed further below, is generated by our current assessment of the future realization of the capital losses realized on the VAST LLC sale. The change in the research and development tax credit on the effective rate between periods is due to an estimated increase in the available credit in 2023 as compared to 2022 on a book pre-tax loss in the current year as compared to book pre-tax income in the prior year.

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

The components of deferred tax (liabilities) assets were as follows (thousands of dollars):

	July 2, 2023	July 3, 2022
Unrecognized pension and postretirement benefit plan liabilities	$368	$579
Accrued warranty	2,255	423
Payroll-related accruals	4,094	3,085
Research and development costs	5,541	—
Capital loss carryforward related to sale of interest in VAST LLC	1,403	—
Stock-based compensation	414	360
Inventory reserve	1,633	1,010
Environmental reserve	327	327
Repair and maintenance supply parts reserve	222	222
Allowance for doubtful accounts	118	118
Lease Liability	1,049	710
Right of Use Assets	(1,049)	(710)
Credit carry-forwards	1,628	2,986
Postretirement obligations	64	8
Accumulated depreciation	(4,387)	(3,886)
Accrued pension obligations	415	504
Joint ventures	47	899
Other	1,078	604
	15,220	7,239
Valuation allowance	(1,601)	(158)
Net deferred tax assets	$13,619	$7,081

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Federal credit carry-forwards at July 2, 2023 resulted in future benefits of approximately $1.4 million and expire between 2031 and 2041. We currently anticipate having sufficient Federal taxable income to utilize these credit carry-forwards. State credit carry-forwards at July 2, 2023 resulted in future benefits of approximately $196,000 and expire at varying times between 2025 and 2031. A valuation allowance of $1.4 million has been recorded as of July 2, 2023, due to our assessment of the future realization of the capital loss carryforward. We do not currently anticipate having capital gains in future taxable years to offset the capital loss carryforward. A valuation allowance of $172,000 has been recorded as of July 2, 2023, due to our assessment of the future realization of certain state credit carry-forward benefits. We do not currently anticipate having sufficient state taxable income to offset these credit carry-forwards. Foreign income before the provision for income taxes was $3.1 million in 2023 and $8.6 million in 2022.

The total liability for unrecognized tax benefits was $1.6 million as of July 2, 2023 and $1.5 million as of July 3, 2022 and was included in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. This liability includes approximately $1.4 million and $1.3 million of unrecognized tax benefits at July 2, 2023 and July 3, 2022, respectively, and approximately $162,000 of accrued interest at July 2, 2023 and $137,000 at July 3, 2022. This liability does not include an amount for accrued penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $1.1 million at July 2, 2023 and $1.0 million at July 3, 2022. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended July 2, 2023 and July 3, 2022 (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Unrecognized tax benefits, beginning of year	$1,314	$1,458
Gross increases – tax positions in prior years	50	13
Gross decreases – tax positions in prior years	—	(19)
Gross increases – current period tax positions	385	241
Tax years closed	(354)	(379)
Unrecognized tax benefits, end of year	$1,395	$1,314

We or one of our subsidiaries files income tax returns in the United States (Federal), Wisconsin (state), Michigan (state) and various other states, Mexico and other foreign jurisdictions. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2020 through 2023 for Federal, fiscal 2019 through 2023 for most states and calendar 2018 through 2022 for foreign jurisdictions.

RETIREMENT PLANS AND POSTRETIREMENT COSTS

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013 which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump-sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. During 2023, SERP benefits of $863,000 were cash settled using Rabbi trust assets. We incurred a related settlement charge to operations of $217,000 pre-tax in 2023 as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The Rabbi Trust assets had a value of $2.6 million at July 2, 2023 and $3.3 million at July 3, 2022, respectively. At July 2, 2023, the Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. At July 3, 2022, $863,000 of the Rabbi Trust asset balance was included in Other Current Assets and the remaining balance was included in Other Long-Term Assets in the accompany Consolidated Balance Sheets. Refer to Fair Value of Financial Instruments discussion included in Notes to Financial Statements herein for further discussion of Rabbi Trust assets. The Rabbi Trust assets are excluded from the SERP tables below as they do not qualify as plan assets. The projected benefit obligation under the SERP, which is included in the SERP tables below, was $2.3 million at July 2, 2023 and $3.2 million at July 3, 2022. The SERP has a separately determined accumulated benefit obligation, which is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumptions about future compensation levels. The accumulated benefit obligation under the SERP was $2.2 million at July 2, 2023 and $2.8 million at July 3, 2022.

We also sponsor a postretirement health care plan for all current and future eligible U.S. retirees hired prior to June 1, 2001. The expected cost of retiree health care benefits is recognized during the years the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and the benefit is further subject to a maximum five-year coverage period based on the associate’s retirement date and age. The postretirement health care plan is unfunded. Additionally, we sponsor a postretirement life plan for all U.S. salaried retirees who retired prior to October 1, 2001 and all U.S. hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. The benefit provides for a death benefit of $8,000, which is increased to $70,000 for disability retirees until reaching the age of 65, in which case the death benefit decreased to $8,000. The postretirement life plan is unfunded. See "Organization and Summary of Significant Accounting Policies" above for additional information regarding certain matters related to recording a liability adjustment for the death benefit owed to eligible participants under the postretirement life plan.

Amounts included in accumulated other comprehensive loss, net of tax, at July 2, 2023, which have not yet been recognized in net periodic benefit cost were as follows (thousands of dollars):

	SERP	Postretirement
Net actuarial loss	$410	$756

Unrecognized net actuarial losses included in accumulated other comprehensive loss at July 2, 2023 which are expected to be recognized in net periodic benefit cost (credit) in fiscal 2024, net of tax, for the SERP and postretirement plans are as follows (thousands of dollars):

	SERP	Postretirement
Net actuarial loss	$35	$150

The following tables summarize the SERP and postretirement plans’ income and expense, funded status and actuarial assumptions for the years indicated (thousands of dollars). We use a June 30 measurement date for our SERP and postretirement plans.

	SERP Benefits		Postretirement Benefits
	Years Ended		Years Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
COMPONENTS OF NET PERIODIC BENEFIT COST (CREDIT):
Service cost	$80	$63	$10	$12
Interest cost	101	53	62	43
Plan settlements	217	—	—	—
Amortization of unrecognized net loss	99	86	243	323
Net periodic benefit cost (credit)	$497	$202	$315	$378

WEIGHTED-AVERAGE ASSUMPTIONS:
Benefit Obligations:
Discount rate (SERP / postretirement life)	5.07%	4.26%	5.2%	4.57%
Discount rate (postretirement health)			5.06%	4.23%
Rate of compensation increases	4.61%	4.0%	n/a	n/a
Net Periodic Benefit Cost:
Discount rate (SERP / postretirement life)	4.26%	2.06%	4.57%	2.64%
Discount rate (postretirement health)			4.23%	2.01%
Rate of compensation increases	4.0%	3.0%	n/a	n/a
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$3,164	$2,797	$1,477	$1,868
Service cost	80	63	10	12
Interest cost	101	53	62	43
Actuarial loss (gain)	(163)	265	(179)	(347)
Plan settlements	(863)	—	—	—
Benefits paid	(14)	(14)	(74)	(99)
Benefit obligation at end of year	$2,305	$3,164	$1,296	$1,477
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contribution	877	14	74	99
Benefits paid	(877)	(14)	(74)	(99)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status – accrued benefit obligations	$(2,305)	$(3,164)	$(1,296)	$(1,477)
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS:
Accrued payroll and benefits (current liabilities)	(1,100)	(1,905)	(140)	(148)
Accrued benefit obligations (long-term liabilities)	(1,206)	(1,259)	(1,157)	(1,329)
Net amount recognized	$(2,306)	$(3,164)	$(1,297)	$(1,477)
CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME:
Net periodic benefit cost	$497	$202	$315	$378
Net actuarial loss (gain)	(163)	265	(179)	(347)
Settlement cost	(217)	—	—	—
Amortization of unrecognized net loss	(99)	(86)	(243)	(323)
Total recognized in other comprehensive (income) loss, before tax	(479)	179	(422)	(670)
Total recognized in net periodic benefit cost and other comprehensive loss, before tax	$18	$381	$(107)	$(292)

For measurement purposes as it pertains to the estimated postretirement health obligation associated with retirees prior to January 1, 2010, a 5.6 percent annual rate increase in the per capita cost of covered health care benefits was assumed for fiscal 2023; the rate is not applicable thereafter as all eligible retirees will be limited to $4,000 per plan year subject to a maximum five-year coverage period as of June 2024. The health care cost trend assumption has a minimal effect on our postretirement benefit amounts reported.

We expect to contribute $1.1 million to our SERP and $140,000 to our postretirement health care and life plans in fiscal 2024. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted below (thousands of dollars):

	SERP Benefits	Postretirement Benefits
2024	$1,100	$140
2025	$14	$117
2026	$14	$92
2027	$14	$93
2028	$17	$94
2029-2033	$2,492	$531

All U.S. associates may participate in our 401(k) Plan. We contribute 100 percent up to the first 5 percent of eligible compensation that a participant contributes to the plan. Our contributions to the 401(k) Plan were as follows (thousands of dollars):

	Years Ended
	July 2, 2023	July 3, 2022
Company contributions	$1,829	$1,964

SHAREHOLDERS’ EQUITY

We had 18,000,000 shares of authorized common stock, par value $.01 per share, with 3,929,046 and 3,876,703 shares outstanding at July 2, 2023 and July 3, 2022, respectively. Holders of our common stock are entitled to one vote for each share on all matters voted on by shareholders.

Our Board of Directors previously authorized a stock repurchase program to buy back up to 3,839,395 outstanding shares of our common stock as of July 2, 2023. As of July 2, 2023, 3,655,322 shares have been repurchased under this program at a cost of approximately $136.4 million. No shares were repurchased under this program during 2023 or 2022.

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

	Years Ended
	July 2, 2023	July 3, 2022
Net (loss) income attributable to STRATTEC	$(6,670)	$7,016

Weighted average shares of common stock outstanding	3,921	3,861
Incremental shares – stock based compensation	—	49
Diluted weighted average shares of common stock outstanding	3,921	3,910
Basic (loss) earnings per share	$(1.70)	$1.82
Diluted (loss) earnings per share	$(1.70)	$1.79

Potentially dilutive common shares that were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive were as follows:

Years Ended	Number of Options Excluded
July 2, 2023	63,061
July 3, 2022	36,921

STOCK OPTION AND PURCHASE PLANS

A summary of stock option activity under our stock incentive plan was as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Balance at June 27, 2021	72,624	$37.65
Exercised	(31,452)	$26.28
Balance at July 3, 2022	41,172	$46.34
Exercised	(4,251)	$25.64
Forfeited	(4,360)	$47.55
Balance at July 2, 2023	32,561	$48.88	0.4	$—
Exercisable as of:
July 2, 2023	32,561	$48.88	0.4	$—
July 3, 2022	41,172	$46.34	1.2	$31

No options were granted during fiscal 2023 or 2022.

A summary of restricted stock activity under our stock incentive plan was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance at June 27, 2021	81,975	$23.31
Granted	43,875	$42.50
Vested	(38,000)	$25.56
Forfeited	(2,750)	$32.70
Nonvested Balance at July 3, 2022	85,100	$31.89
Granted	49,050	$29.91
Vested	(44,750)	$29.00
Forfeited	(1,500)	$32.03
Nonvested Balance at July 2, 2023	87,900	$32.09

We have an Employee Stock Purchase Plan to provide substantially all U.S. full-time associates an opportunity to purchase shares of STRATTEC common stock through payroll deductions. A participant may contribute a maximum of $5,200 per calendar year to the plan. On the last day of each month or if such date is not a trading day on the most recent previous trading day, participant account balances are used to purchase shares of our common stock at the average of the highest and lowest reported sales prices of a share of STRATTEC common stock on the NASDAQ Global Market on such date. A total of 100,000 shares may be issued under the plan. Shares issued from treasury stock under the plan totaled 3,342 at an average price of $22.24 during 2023 and 2,186 at an average price of $37.32 during 2022. A total of 45,802 shares remain available for purchase under the plan as of July 2, 2023.

EXPORT SALES

Total export sales, sales from the United States to locations outside of the United States, are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	July 2, 2023		July 3, 2022
	Net Sales	%	Net Sales	%
Export sales	$135,637	28%	$122,293	27%

During the year ended July 2, 2023, sales to Canada totaled $51.3 million or 10 percent of total net sales. During the year ended July 3, 2022, no countries accounted for ten percent or more of total net sales.

PRODUCT SALES

Sales by product group were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	July 2, 2023		July 3, 2022
	Net Sales	%	Net Sales	%
Door handles & exterior trim	$121,908	25%	$111,805	25%
Power access	114,053	23	95,662	21
Keys & locksets	108,878	22	107,274	24
Latches	57,797	11	48,947	11
Aftermarket & OE service	43,131	9	44,826	10
User Interface Controls (formerly Driver controls)	38,437	8	34,442	7
Other	8,742	2	9,309	2
	$492,946	100%	$452,265	100%

SALES AND RECEIVABLE CONCENTRATION

Sales to our largest customers were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	July 2, 2023		July 3, 2022
	Net Sales	%	Net Sales	%
General Motors Company	$150,331	30%	$130,184	29%
Ford Motor Company	96,593	20	79,735	18
Stellantis	78,061	16	83,255	18
	$324,985	66%	$293,174	65%

Receivables from our largest customers were as follows (thousands of dollars and percent of gross receivables):

	July 2, 2023		July 3, 2022
	Receivables	%	Receivables	%
General Motors Company	$27,532	30%	$24,594	32%
Ford Motor Company	17,371	19	10,602	14
Stellantis	14,103	16	12,845	17
	$59,006	65%	$48,041	63%

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

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of July 2, 2023, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of July 2, 2023, its system of internal control over financial reporting was effective and met the criteria of the Internal Control – Integrated Framework. Deloitte & Touche LLP, independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting, which is included herein.

/s/ Frank J. Krejci	/s/ Dennis Bowe
Frank J. Krejci	Dennis Bowe
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of STRATTEC SECURITY CORPORATION and subsidiaries (the “Company”) as of July 2, 2023, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 2, 2023, of the Company and our report dated September 7, 2023, expressed an unqualified opinion on those financial statements.

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

September 7, 2023

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Proxy Statement, dated on or about September 7, 2023, under “Proposal 1: Election of Directors,” “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Director’s Meetings and Committees – Nominating and Corporate Governance Committee,” and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of four outside independent directors, David R. Zimmer, Audit Committee Chairman, Thomas W. Florsheim, Jr., Michael J. Koss, and Tina Chang.

ITEM 11. EXECUTIVE COMPENSATION

The information included in our Proxy Statement, dated on or about September 7, 2023, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

SHAREHOLDER MATTERS

The information included in our Proxy Statement, dated on or about September 7, 2023, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of July 2, 2023, for our Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	32,561	$48.88	134,769
Equity compensation plans not approved by shareholders	—	—	—
Total	32,561	$48.88	134,769

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in our Proxy Statement, dated on or about September 7, 2023, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in our Proxy Statement, dated on or about September 7, 2023, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10	(a)	Financial Statements
See Item 8 for the Consolidated Financial Statements included in this Form 10-K
	(b)	Exhibits
See the following List of Exhibits:

Exhibit
3.1 (13)	Amended and Restated Articles of Incorporation of the Company	*
3.2 (19)	Amendment to Amended and Restated Articles of Incorporation of the Company	*
3.3 (26)	Amendment to Amended and Restated Articles of Incorporation of the Company	*
3.4 (1)	Amended By-laws of the Company	*
4.1 (20)	Description of Registrants’ Securities	*
4.2 (2)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.3 (12)	Amendment No. 1 to Amended and Restated Security Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.4 (13)	Amended and Restated Security Agreement, dated as of June 28, 2012, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*
4.5 (5)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.6 (6)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.7 (10)	Amendment No. 3 to Credit Agreement, dated as of June 24, 2016, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.8 (12)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.9 (15)	Amendment No. 5 to Credit Agreement, dated as of September 28, 2018, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.10 (18)	Amendment No. 6 to Credit Agreement, dated as of October 28, 2019, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.11 (24)	Amendment No. 7 to Credit Agreement, dated as of June 1, 2021, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.12 (27)	Amendment No. 8 to Credit Agreement, dated as of February 22, 2023, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.13 (31)	Amendment No. 9 to Credit Agreement, dated as of August 22, 2023 and effective as of September 6, 2023, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A. as lender	*
4.14 (6)	Credit Agreement, dated as of June 28, 2012, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.15 (6)	Amendment No. 1 to Credit Agreement, dated as of January 22, 2014, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.16 (6)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.17 (9)	Amendment No. 3 to Credit Agreement, dated as of April 27, 2016, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.18 (12)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.19 (14)	Amendment No. 5 to Credit Agreement, dated as of March 27, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.20 (16)	Amendment No. 6 to Credit Agreement, dated as of December 30, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.21 (18)	Amendment No. 7 to Credit Agreement, dated as of October 28, 2019, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.22 (24)	Amendment No. 8 to Credit Agreement, dated as of June 1, 2021, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.23 (28)	Amendment No. 9 to Credit Agreement, dated as of February 6, 2023, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
10.1 (21)**

Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 2020.)

*

10.2 (22)**	Form of Restricted Stock Grant Agreement with Employees to be used under the Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan	*
10.3 (30)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Executive Officers and Senior Managers	*
10.4 (17)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Non-employee Members of the Board of Directors	*
10.5 (17)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Salaried Employees and Represented Employees	*
10.6 (7) **	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*
10.7 (3)**	Employment Agreement between the Company and Frank J. Krejci made as of May 5, 2010	*
10.8 (3)**	Employment Agreement between the Company and Patrick J. Hansen made as of May 5, 2010	*
10.9 (3)**	Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010	*
10.10 (3)**	Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010	*
10.11 (13) **	Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.12 (29)**	Employment Agreement between the Company and Dennis Bowe entered into on May 5, 2023 and made effective as of September 9, 2022	*
10.13 (11) **	Change of Control Employment Agreement between the Company and Frank J. Krejci made as of July 1, 2016	*
10.14 (11) **	Change of Control Employment Agreement between the Company and Patrick J. Hansen made as of July 1, 2016	*
10.15 (11) **	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of July 1, 2016	*
10.16 (11) **	Change of Control Employment Agreement between the Company and Richard P. Messina made as of July 1, 2016	*
10.17 (13)**	Change of Control Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.18 (29)**	Change of Control Employment Agreement between the Company and Dennis Bowe entered into on May 5, 2023 and made effective as of September 9, 2022	*
10.19 (8)**	Form of Restricted Stock Grant Agreement with non-employee directors	*
10.20 (23)**	STRATTEC SECURITY CORPORATION EMPLOYEE STOCK PURCHASE PLAN (Amended effective as of February 22, 2021)	*
10.21 (4)**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012	*
10.22	Equity Restructuring Agreement between the Company and WITTE Automotive GmbH dated as of June 29, 2023
16.1 (25)	Letter regarding Change in Auditors	*
21	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm dated September 7, 2023
23.2	Consent of Independent Registered Public Accounting Firm dated September 7, 2023
31.1	Rule 13a-14(a) Certification for Frank J. Krejci, Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Dennis Bowe, Chief Financial Officer
32 (32)	18 U.S.C. Section 1350 Certifications
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended July 2, 2023 has been formatted in Inline XBRL.

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
(19)
Incorporated by reference from the exhibit to the Form 10-Q filed on November 7, 2019.
(20)
Incorporated by reference from the exhibit to the Form 10-K filed on September 3, 2020.
(21)
Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 3, 2020.
(22)
Incorporated by reference from the exhibit to the Form 10-Q filed on November 5, 2020.

(23)
Incorporated by reference from the exhibit to the Form 10-Q filed on May 6, 2021.
(24)
Incorporated by reference from the exhibit to the Form 8-K filed on June 2, 2021.
(25)
Incorporated by reference from the exhibit to the Form 8-K filed on December 13, 2022.
(26)
Incorporated by reference from the exhibit to the Form 8-K filed on October 21, 2021.
(27)
Incorporated by reference from the exhibit to the Form 8-K filed on February 27, 2023.
(28)
Incorporated by reference from the exhibit to the Form 8-K filed on February 7, 2023.
(29)
Incorporated by reference from the exhibit to the Form 8-K filed on May 8, 2023.
(30)
Incorporated by reference from the exhibit to the Form 10-Q filed on October 2, 2022.
(31)
Incorporated by reference from the exhibit to the Form 8-K filed on August 25, 2023.
(32)
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

Date: September 7, 2023

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank J. Krejci	President, Chief Executive Officer,	September 7, 2023
Frank J. Krejci	and Director
(Principal Executive Officer)

/s/ Harold M. Stratton II	Chairman and Director	August 22, 2023
Harold M. Stratton II

/s/ Michael J. Koss	Director	August 22, 2023
Michael J. Koss

/s/ Thomas W. Florsheim, Jr.	Director	August 22, 2023
Thomas W. Florsheim, Jr.

/s/ David R. Zimmer	Director	August 22, 2023
David R. Zimmer

/s/ Tina Chang	Director	August 22, 2023
Tina Chang

/s/ Dennis Bowe	Vice President, Chief	September 7, 2023
Dennis Bowe	Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)