Form 10-Q
period 2023-10-01
STRATTEC SECURITY CORP
filed 2023-11-09
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

or

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

Common stock, par value $0.01 per share: 4,068,720 shares outstanding as of October 2, 2023 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

October 1, 2023

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies, work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, delays and restrictions impacting the import of goods and components stemming from heightened security procedures implemented by the U.S. Government related to U.S.-Mexico border crossings, the volume and scope of product returns or customer cost reimbursement actions, changes in the costs of operations, warranty claims, adverse business and operational issues resulting from the global supply chain and logistics disruption, the ongoing and lingering effects of the semiconductor chip supply shortages and the Coronavirus (COVID-19) pandemic, matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof, matters related to pricing actions implemented by the Company and customer responses and concessions related to same, and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 7, 2023 with the Securities and Exchange Commission for the year ended July 2, 2023.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	October 1, 2023	October 2, 2022
Net sales	$135,406	$120,360
Cost of goods sold	116,686	107,864
Gross profit	18,720	12,496
Engineering, selling and administrative expenses	12,614	12,700
Income (loss) from operations	6,106	(204)
Equity (loss) earnings of joint ventures	(265)	527
Interest expense	(220)	(129)
Interest income	87	—
Other income (expense), net	134	(293)
Income (loss) before provision for income taxes and non-controlling interest	5,842	(99)
Provision (benefit) for income taxes	1,387	(36)
Net income (loss)	4,455	(63)
Net income (loss) attributable to non- controlling interest	290	(188)
Net income attributable to STRATTEC SECURITY CORPORATION	$4,165	$125

Comprehensive income (loss):
Net income (loss)	$4,455	$(63)
Pension and postretirement plans, net of tax	46	70
Currency translation adjustments	(649)	(682)
Other comprehensive loss, net of tax	(603)	(612)
Comprehensive income (loss)	3,852	(675)
Comprehensive income (loss) attributable to non-controlling interest	20	(132)
Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$3,832	$(543)

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$1.05	$0.03
Diluted	$1.05	$0.03

Weighted Average shares outstanding:
Basic	3,948	3,899
Diluted	3,974	3,929

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	October 1, 2023	July 2, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$15,665	$20,571
Receivables, net	87,470	89,811
Inventories:
Finished products	14,640	17,196
Work in process	18,878	17,492
Purchased materials	55,259	50,024
Excess and obsolete reserve	(7,410)	(7,115)
Inventories, net	81,367	77,597
Customer tooling in progress, net	22,673	20,800
Value-added tax recoverable	15,054	7,912
Other current assets	5,622	9,091
Total current assets	227,851	225,782
Deferred income taxes	13,537	13,619
Other long-term assets	6,915	7,083
Property, plant and equipment	302,017	300,176
Less: accumulated depreciation	(209,701)	(205,730)
Net property, plant and equipment	92,316	94,446
	$340,619	$340,930
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,297	$57,927
Accrued Liabilities:
Payroll and benefits	23,263	22,616
Value-added tax payable	8,473	6,499
Environmental	1,390	1,390
Warranty	9,617	9,725
Other	11,354	10,829
Total accrued liabilities	54,097	51,059
Borrowings under credit facilities – current	13,000	—
Total current liabilities	117,394	108,986
Borrowings under credit facilities – long-term	—	13,000
Accrued pension obligations	1,246	1,206
Accrued postretirement obligations	1,146	1,157
Other long-term liabilities	5,532	5,557
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,570,195 issued shares at October 1, 2023 and 7,530,170 issued shares at July 2, 2023	76	75
Capital in excess of par value	100,721	100,309
Retained earnings	238,464	234,299
Accumulated other comprehensive loss	(14,527)	(14,194)
Less: treasury stock, at cost (3,600,375 shares at October 1, 2023 and 3,601,124 shares at July 2, 2023)	(135,514)	(135,526)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	189,220	184,963
Non-controlling interest	26,081	26,061
Total shareholders’ equity	215,301	211,024
	$340,619	$340,930

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	October 1, 2023	October 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,455	$(63)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	4,385	4,497
Foreign currency transaction (gain) loss	(226)	71
Unrealized loss on peso forward contracts	—	35
Stock-based compensation expense	505	611
Equity loss (earnings) of joint ventures	265	(527)
Change in operating assets and liabilities:
Receivables	2,333	(818)
Inventories	(3,770)	5,434
Other assets	(7,665)	(5,492)
Accounts payable and accrued liabilities	(4,054)	831
Other, net	(100)	122
Net cash (used in) provided by operating activities	(3,872)	4,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of interest in VAST LLC	2,000	—
Purchase of property, plant and equipment	(2,920)	(4,718)
Net cash used in investing activities	(920)	(4,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	2,000	5,000
Repayment of borrowings under credit facilities	(2,000)	(3,000)
Dividends paid to non-controlling interests of subsidiaries	—	(600)
Exercise of stock options and employee stock purchases	17	126
Net cash provided by financing activities	17	1,526
Foreign currency impact on cash	(131)	47
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,906)	1,556

CASH AND CASH EQUIVALENTS
Beginning of period	20,571	8,774
End of period	$15,665	$10,330
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$764	$498
Interest	$218	$90
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(193)	$(855)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, fobs, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan, which has been restructured effective as June 30, 2023 as described elsewhere herein. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers as cooperating partners of the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we, along with WITTE and ADAC, provide full service and aftermarket support for each VAST Automotive Group partner’s products. As noted below, effective as of June 30, 2023, we sold our one-third ownership interest in Vehicle Access Systems Technologies LLC ("VAST LLC") to WITTE and entered into a cooperation framework agreement with WITTE related to VAST LLC which provides an ongoing framework for the parties to collaborate on global programs related to product development and manufacturing.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned subsidiaries STRATTEC de Mexico and STRATTEC POWER ACCESS LLC ("SPA"), and its majority owned subsidiary, ADAC-STRATTEC, LLC. Effective June 30, 2023, SPA became a wholly owned subsidiary of STRATTEC as a result of the purchase of its remaining non-controlling interest. Prior to June 30, 2023, STRATTEC owned 80 percent of SPA. STRATTEC is headquartered in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and SPA have operations in El Paso, Texas and Juarez and Leon, Mexico. Effective June 30, 2023, we sold our equity investment in VAST LLC to WITTE. Prior to the sale, our equity investment in VAST LLC, for which we exercised significant influence but did not control and was not variable interest entity of STRATTEC, was accounted for using the equity method. VAST LLC consisted primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis. We have one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of October 1, 2023 and July 2, 2023, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2023 Form 10-K, which was filed with the Securities and Exchange Commission on September 7, 2023.

During December 2022, management determined that a previously unrecorded liability for postretirement death benefits was required to be recognized in accordance with ASC 715. Eligible participants for this death benefit include all salaried retirees who retired prior to October 1, 2001 and all hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. As such, prior period amounts have been corrected to include the actuarially calculated liability and the unrecognized actuarial losses impacting Accumulated Other Comprehensive Loss in the Condensed Consolidated Balance Sheets. Additionally, prior period amounts have been corrected to include interest cost and amortization of actuarial losses in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

Additionally, management identified a correction to previously reported Equity Earnings of Joint Ventures in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss), which correction also impacts the previously reported Investment in Joint Ventures amount reported in the Condensed Consolidated Balance Sheets. While prior period amounts have been corrected for comparability, the corrections, both individually and in total, were not material to the previously reported condensed consolidated financial statements.

The impact of the prior period corrections on the components of Stockholders’ Equity and the related components of Accumulate Other Comprehensive Loss is as follows (thousands of dollars):

	July 3, 2022			October 2, 2022
	Previously Reported	Adjustment	As Reported	Previously Reported	Adjustment	As Reported
Retained earnings	241,504	(535)	240,969	$241,632	$(538)	$241,094
Accumulated other comprehensive loss	(18,657)	69	(18,588)	(19,320)	64	(19,256)
Total STRATTEC SECURITY CORPORATION shareholders' equity	188,866	(466)	188,400	189,068	(474)	188,594
Total shareholders' equity	220,413	(466)	219,947	$219,883	$(474)	$219,409

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustments	$(16,723)	$(10)	$(16,733)	$(17,461)	$(10)	$(17,471)
Retirement and Postretirement Benefit Plans	(1,934)	79	(1,855)	(1,859)	74	(1,785)
Accumulated other comprehensive loss	$(18,657)	$69	$(18,588)	$(19,320)	$64	$(19,256)

The impact of the prior period corrections on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) is as follows (thousands of dollars):

	Three Months Ended October 2, 2022
	Previously Reported	Adjustment	As Reported
Other expense, net	$(290)	$(3)	$(293)
Loss before benefit for income taxes and non- controlling interest	(96)	(3)	(99)
Benefit for income taxes	(36)	-	(36)
Net loss	(60)	(3)	(63)
Net income attributed to STRATTEC SECURITY CORPORATION	$128	$(3)	$125

Comprehensive Income:
Net loss	$(60)	$(3)	$(63)
Pension and postretirement plans, net of tax	75	(5)	70
Other comprehensive loss, net of tax	(607)	(5)	(612)
Comprehensive loss	(667)	(8)	(675)
Comprehensive loss attributed to STRATTEC SECURITY CORPORATION	$(535)	$(8)	$(543)

The correction of prior period amounts had no impact on total operating, investing, and financing activities in the Condensed Consolidated Statements of Cash Flows during the three-month period ended October 2, 2022. In conjunction with the correction of the prior period amounts, the following footnotes, which were impacted by the above adjustments, were also corrected: Shareholders’ Equity, Other Income (Expense), net, Earnings Per Share, Pension and Postretirement Benefits, and Accumulated Other Comprehensive Loss.

Risks and Uncertainties

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry. Inflationary pressures resulted in increased raw material and purchased part costs as well as increased wage rates in Mexico beginning in calendar 2021 and continuing through and into fiscal 2024. Such increases negatively impacted our 2022, 2023 and first quarter of fiscal 2024 operating results.

Inflationary pressures in the U.S. and global economy continue to adversely impact our operating results and may continue to impact the supply chain and our operations, including impacting our customers, workforce and suppliers, any of which may continue to disrupt and limit sourcing of semiconductor chips, transponders and other critical supply chain components needed by us and our customers to meet expected production schedules. Moreover, these events may continue to create added inflationary pressures on our operations, including further increases in wages and the prices of raw materials and purchased parts. All of these foregoing matters, including their scope and duration, are uncertain and cannot be predicted as to timing and cost impacts upon our operations. These changing conditions may also affect the estimates and assumptions made by our management in our financial statements. Such estimates and assumptions affect, among other things, our long-lived asset valuations, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

New Accounting Standard

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The update revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, the update was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases. This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this standard in the first quarter of our fiscal 2024. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Subsequent Event

In October 2023, we entered into a peso forward contract providing for monthly settlements during the period January 2024 through June 2024. The notional amount over the contract period totals $12 million with a forward exchange rate of 18.366. Refer to the Derivative Instruments discussion below.

Value-Added Tax

Our Mexican entities are subject to value-added tax ("VAT"). VAT is paid on goods and services and collected on sales. A VAT certification generally allows for relief from VAT tax for temporarily imported goods. Our VAT recoverable and payable balances were increased as of July 2, 2023 due to several monthly tax periods being open to audit by the Mexican tax authority. As of October 1, 2023, the audits remain open. Additionally, VAT recoverable balances increased $7.1 million during the quarter ended October 1, 2023 mostly due a temporary issue with our VAT tax certification. We are working with the Mexican tax authority to resolve the issue. Until the issue is resolved, we will be required to pay VAT on all parts temporarily imported into Mexico before seeking reimbursement. The normal timing for recovery of the tax paid resulted in a temporary increase in the recoverable balance.

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During 2023, we had contracts with Bank of Montreal that provide for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net. No Mexican peso forward contracts were outstanding as of October 1, 2023 or July 2, 2023.

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended
	October 1, 2023	October 2, 2022
Not Designated as Hedging Instruments:
Realized Gain	$—	$238
Unrealized Loss	$—	$(35)

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of October 1, 2023 and July 2, 2023. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2023 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust Assets:
Stock Index Funds:
Small Cap	$121	$—	$—
Mid Cap	245	—	—
Large Cap	376	—	—
International	364	—	—
Fixed Income Funds	797	—	—
Cash and Cash Equivalents	—	673	—
Total Assets at Fair Value	$1,903	$673	$—

The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

Investment in Joint Ventures and Majority Owned Subsidiaries

Prior to June 30, 2023, we participated in certain Alliance Agreements with WITTE Automotive (“WITTE”) and ADAC Automotive (“ADAC”). WITTE, of Velbert, Germany, is a privately held automotive supplier. WITTE designs, manufactures and markets automotive components, including hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. ADAC, of Grand Rapids, Michigan, is a privately held automotive supplier and manufactures engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes.

The Alliance Agreements included a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each held a one-third equity interest, existed to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchased component products from each other for use in end products assembled and sold in their respective home markets. STRATTEC purchased such component parts from WITTE. These purchases totaled $135,000 during the three-month period ended October 2, 2022. WITTE was no longer a related party as of July 2, 2023 as a result of the Equity Restructuring Agreement discussed below.

VAST LLC had investments in Sistema de Acesso Veicular Ltda, VAST China (Taicang), VAST Jingzhou Co. Ltd., VAST Shanghai Co., VAST Fuzhou and Minda-VAST Access Systems. The operations under VAST Fuzhou closed during our fiscal 2021. Sistema de Acesso Veicular Ltda was located in Brazil and serviced customers in South America. VAST LLC disposed of Sistema de Acesso Veicular Ltda in June 2023. VAST China (Taicang), VAST Jingzhou Co. Ltd, and VAST Shanghai Co. (collectively known as VAST China), provided a base of operations to service each VAST partner’s automotive customers in the Asian market. Minda-VAST Access Systems is based in Pune, India and is a 50:50 joint venture between VAST LLC and Minda Management Services Limited, an affiliate of both Minda Corporation Limited and Spark Minda, Ashok Minda Group of New Delhi, India (collectively “Minda”). Minda and its affiliates cater to the needs of all major car, motorcycle, commercial vehicle, tractor and off-road vehicle manufacturers in India. VAST LLC also maintained branch offices in South Korea and Japan in support of customer sales and engineering requirements.

Effective June 30, 2023, we entered into and completed transactions contemplated by an Equity Restructuring Agreement ("Restructuring Agreement") between STRATTEC and WITTE. Pursuant to the terms of the Restructuring Agreement, STRATTEC sold its one-third interest in VAST LLC to WITTE and STRATTEC purchased WITTE's 20 percent non-controlling interest in STRATTEC POWER ACCESS LLC ("SPA") along with the net assets of VAST LLC's Korea branch office. As of June 30, 2023, the Korean branch office is wholly owned by STRATTEC and its subsequent financial results are consolidated with the financial results of STRATTEC. The Restructuring Agreement will position STRATTEC to redeploy assets, both financial and technical, to create greater focus on STRATTEC-specific strategic growth opportunities in North America and around the world. This transaction will allow STRATTEC to be well-positioned to take advantage of new opportunities, including more of our product applications on Electric Vehicles, growing consumer demand for Power Access products, expansion of electronics capabilities and other new automotive products. It will also give us greater resources to further explore diversification of markets, complimentary technology and regions outside of North America. As part of the Restructuring Agreement, STRATTEC also entered into a cooperation framework agreement with WITTE related to VAST LLC which provides a framework for the parties to collaborate on global automotive programs related to product development and manufacturing

Prior to the restructuring agreement, VAST LLC investments were accounted for using the equity method of accounting. Results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity loss of joint ventures of $265,000 during the three-month period ended October 1, 2023, which loss was the result of additional professional fees incurred during the period related to the Restructuring Agreement. The $265,000 is an adjustment to the gain on sale of VAST LLC of $110,000, which was recorded in our fiscal 2023. Our adjusted loss on sale of VAST LLC totals $155,000. During July 2023, the final $2.0 million net purchase price due to STRATTEC under the Restructuring Agreement was received. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $527,000 during the three-month period ended October 2, 2022. No capital contributions were made to VAST LLC by any of the members during the three-month period ended October 2, 2022. As of June 30, 2023, STRATTEC had no continuing involvement in VAST LLC other than under the cooperation framework agreement described above.

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

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and net income to STRATTEC of approximately $32.8 million and $324,000, respectively, during the three-month period ended October 1, 2023 and increased net sales and reduced net income to STRATTEC of approximately $30.1 million and $355,000, respectively, during the three-month period ended October 2, 2022. ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales, are included in the consolidated results of STRATTEC, and totaled $2.3 million in the three-month period ended October 1, 2023 and $2.1 million in the three-month period ended October 2, 2022. Effective January 1, 2023, ADAC and STRATTEC have agreed to suspend the payment of these fees as needed to comply with debt covenant provisions included in the ADAC-STRATTEC LLC credit facility described in greater detail below. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC and totaled $2.8 million in the three-month period ended October 1, 2023 and in the three-month period ended October 2, 2022.

Equity (Loss) Earnings of Joint Ventures

As discussed above within Investment in Joint Ventures and Majority Owned Subsidiaries, effective June 30, 2023, we sold our one-third ownership interest in VAST LLC, for which we exercised significant influence but did not control. VAST LLC was not a variable interest entity of STRATTEC. Until the effective date of the sale, our investment in VAST LLC was accounted for using the equity method. Prior to the effective date of the sale, the results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis.

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended
	October 1, 2023	October 2, 2022
Net Sales	$—	$66,146
Cost of Goods Sold	—	55,782
Gross Profit	—	10,364
Engineering, Selling and Administrative Expenses	—	8,532
Income From Operations	—	1,832
Other Income, net	—	72
Income before Provision for Income Taxes	—	1,904
Provision for Income Taxes	—	368
Net Income	$—	$1,536
STRATTEC's Share of VAST LLC Net Income	—	512
Intercompany Profit Elimination	—	15
STRATTEC’s Equity Earnings of VAST LLC prior to impact of sale of VAST LLC	—	527
Loss on sale of VAST LLC	(265)	—
STRATTEC’s Equity (Loss) Earnings of VAST LLC	$(265)	$527

We had sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses. As a result of the sales of our VAST LLC ownership interest to WITTE, VAST LLC was no longer a related party as of June 30, 2023. The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended
	October 1, 2023	October 2, 2022
Sales to VAST LLC	$—	$10
Purchases from VAST LLC	$—	$14
Expenses Charged to VAST LLC	$—	$81
Expenses Charged from VAST LLC	$—	$243

Leases

Our right-of-use operating lease assets are recorded at the present value of future minimum lease payments, net of amortization. We have an operating lease for our El Paso, Texas finished goods and service parts distribution warehouse. This lease has a current lease term through December 2028 and does not include any options to extend the lease term beyond such timeframe. We have two operating leases for office space at our Korean branch office. Both of these leases have a lease term through June 2024 with automatic renewal. For purposes of calculating operating lease obligations, we included an extension of four years after June 2024 as it is reasonably certain that we will exercise such automatic renewals. Our leases do not contain material residual value guarantees or restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease term.

As the leases do not provide an implicit rate, we used our incremental borrowing rate at lease commencement to determine the present value of our lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest we would pay to borrow over a similar term with similar payments. The operating lease asset and obligation related to our operating leases included in the accompanying Condensed Consolidated Balance Sheets are presented below (in thousands):

October 1, 2023
Right-of Use Asset Under Operating Lease:
Other Long-Term Assets	$4,339
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$606
Other Long-Term Liabilities	3,959
$4,565

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under these non-cancelable leases are as follows as of October 1, 2023 (in thousands):

2024 (for the remaining nine months)	$634
2025	979
2026	1,026
2027	1,075
2028	1,127
Thereafter	558
Total Future Minimum Lease Payments	5,399
Less: Imputed Interest	(834)
Total Lease Obligations	$4,565

Cash flow information related to the operating lease is shown below (in thousands):

	Three Months Ended
	October 1, 2023	October 2, 2022
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$135	$122

The weighted average lease term and discount rate for our operating leases are shown below:

October 1, 2023
Weighted Average Remaining Lease Term (in years)	5.2
Weighted Average Discount Rate	6.2%

Operating lease expense for the three-month periods ended October 1, 2023 and October 2, 2022 totaled $247,000 and $122,000, respectively.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The STRATTEC Credit Facility expires August 1, 2026. The ADAC-STRATTEC Credit Facility expires August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 22, 2023, SOFR plus 1.35 percent for the period February 23, 2023 through September 5, 2023, and SOFR plus 1.85 subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 through February 6, 2023 and SOFR plus 1.35 subsequent to February 6, 2023. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of October 1, 2023, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	October 1, 2023	July 2, 2023
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	13,000	13,000
	$13,000	$13,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
STRATTEC Credit Facility	$132	$3,000	8.5%	3.8%
ADAC-STRATTEC Credit Facility	$13,000	$11,352	6.6%	3.5%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at October 1, 2023 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three-month periods ended October 1, 2023 and October 2, 2022 were as follows (in thousands):

	Three months ended October 1, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 2, 2023	$211,024	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061
Net Income	4,455	—	—	4,165	—	—	290
Translation Adjustments	(649)	—	—	—	(379)	—	(270)
Purchase of SPA Non- Controlling Interest	(97)	—	(97)	—	—	—	—
Stock Based Compensation	505	—	505	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	46	—	—	—	46	—	—
Employee Stock Purchases	17	1	4	—	—	12	—
Balance, October 1, 2023	$215,301	$76	$100,721	$238,464	$(14,527)	$(135,514)	$26,081

	Three months ended October 2, 2022
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 3, 2022	$219,947	$75	$101,524	$240,969	$(18,588)	$(135,580)	$31,547
Net Loss	(63)	—	—	125	—	—	(188)
Dividend Declared – Non- controlling Interests of Subsidiaries	(600)	—	—	—	—	—	(600)
Translation Adjustments	(682)	—	—	—	(738)	—	56
Stock Based Compensation	611	—	611	—	—	—	—
Pension and Postretirement Adjustment, Net of Tax	70	—	—	—	70	—	—
Stock Option Exercises	109	—	109	—	—	—	—
Employee Stock Purchases	17	—	6	—	—	11	—
Balance, October 2, 2022	$219,409	$75	$102,250	$241,094	$(19,256)	$(135,569)	$30,815

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

Contract Balances:

We have no material contract assets or contract liabilities as of October 1, 2023 or July 2, 2023.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	October 1, 2023	October 2, 2022
Door Handles & Exterior Trim	$32,768	$30,125
Power Access	32,651	24,841
Keys & Locksets	30,295	28,665
Latches	15,552	14,762
Aftermarket & OE Service	10,905	10,648
User Interface Controls	10,597	9,118
Other	2,638	2,201
	$135,406	$120,360

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	October 1, 2023	October 2, 2022
General Motors Company	$40,505	$38,150
Stellantis	27,297	17,155
Ford Motor Company	26,909	24,616
Tier 1 Customers	18,122	17,309
Commercial and Other OEM Customers	14,197	14,826
Hyundai / Kia	8,376	8,304
	$135,406	$120,360

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets and liabilities held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts during fiscal 2023 to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. The investments held in this Trust are considered trading securities.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	October 1, 2023	October 2, 2022
Foreign Currency Transaction Gain (Loss)	$226	$(71)
Unrealized Loss on Peso Forward Contracts	—	(35)
Realized Gain on Peso Forward Contracts, net	—	238
Pension and Postretirement Plans Cost	(99)	(129)
Rabbi Trust Loss	(42)	(366)
Other	49	70
	$134	$(293)

Warranty

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

Income Taxes

Our effective tax rate was 23.7 percent and 36.4 percent for the three-month periods ended October 1, 2023 and October 2, 2022, respectively. The prior year period effective tax rate included a discrete tax expense related to stock-based compensation that increased the effective tax rate by 22.2 percentage points. The change in our effective rate between quarterly periods is primarily due to the sale of our interest in VAST LLC and the purchase of the remaining non-controlling interest in SPA, which were effective June 30, 2023. Our prior year period effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC is taxed as a partnership for U.S. tax purposes. SPA was taxed as a partnership in our fiscal 2023.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	October 1, 2023			October 2, 2022
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Basic Earnings Per Share	$4,165	3,948	$1.05	$125	3,899	$0.03
Stock Option and Restricted Stock Awards	—	26		—	30
Diluted Earnings Per Share	$4,165	3,974	$1.05	$125	3,929	$0.03

The calculation of earnings per share excluded 51,970 share-based payment awards as of October 1, 2023 and 36,921 share-based payment awards as of October 2, 2022 because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of October 1, 2023, the Board of Directors had designated 2 million shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of October 1, 2023 were 108,235. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises. We included a proposal at our Annual Meeting of Shareholders held on October 10, 2023 to increase the number of available shares to be granted under this omnibus stock incentive plan by an additional 250,000 shares, which proposal was approved by our shareholders at the Annual Meeting.

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

A summary of stock option activity under our stock incentive plan for the three-month period ended October 1, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, July 2, 2023	32,561	$48.88
Expired	(24,491)	$38.71
Balance, October 1, 2023	8,070	$79.73	0.9	—
Exercisable, October 1, 2023	8,070	$79.73	0.9	—

No options were granted, vested, or exercised during the three-month periods ended October 1, 2023 or October 2, 2022.

A summary of restricted stock activity under our stock incentive plan for the three-month period ended October 1, 2023 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 2, 2023	87,900	$32.09
Granted	51,675	$22.16
Vested	(40,025)	$31.95
Forfeited	(650)	$36.70
Nonvested Balance, October 1, 2023	98,900	$27.15

As of October 1, 2023, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of October 1, 2023, there was approximately $1.9 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.6 million at both October 1, 2023 and July 2, 2023. The Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

We also sponsor a postretirement health care plan for all current and future eligible U.S. retirees hired prior to June 1, 2001. The expected cost of retiree health care benefits is recognized during the years the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and the benefit is further subject to a maximum five-year coverage period based on the associate’s retirement date and age. The postretirement health care plan is unfunded. Additionally, we sponsor a postretirement life plan for all U.S. salaried retirees who retired prior to October 1, 2001 and all U.S. hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. The benefit provides for a death benefit of $8,000, which is increased to $70,000 for disability retirees until reaching the age of 65, in which case the death benefit thereafter decreases back to $8,000. The postretirement life plan is unfunded. See "Basis of Financial Statements" above for additional information regarding certain matters related to recording a liability adjustment for the death benefit owed to eligible participants under the postretirement life plan.

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service Cost	$21	$20	$2	$3
Interest Cost	22	23	17	15
Amortization of Unrecognized Net Loss	12	31	48	60
Net Periodic Benefit Cost	$55	$74	$67	$78

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended October 1, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2023	$13,028	$1,166	$14,194
Other Comprehensive Income Before Reclassifications	649	—	649
Net Other Comprehensive Loss Before Reclassifications	649	—	649
Reclassifications:
Unrecognized Net Loss (A)	—	(60)	(60)
Income Tax	—	14	14
Net Reclassifications	—	(46)	(46)
Other Comprehensive Loss	649	(46)	603
Other Comprehensive Loss Attributable to Non- Controlling Interest	270	—	270
Balance, October 1, 2023	$13,407	$1,120	$14,527

	Three Months Ended October 2, 2022
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2022	$16,733	$1,855	$18,588
Other Comprehensive Income Before Reclassifications	682	—	682
Net Other Comprehensive Loss Before Reclassifications	682	—	682
Reclassifications:
Unrecognized Net Loss (A)	—	(91)	(91)
Income Tax	—	21	21
Net Reclassifications	—	(70)	(70)
Other Comprehensive Loss	682	(70)	612
Other Comprehensive Income Attributable to Non- Controlling Interest	(56)	—	(56)
Balance, October 2, 2022	$17,471	$1,785	$19,256

(A) Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Loss. See Pension and Postretirement Benefits note to these Notes to Condensed Consolidated Financial Statements above.

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2023 Form 10-K, which was filed with the Securities and Exchange Commission on September 7, 2023. Also, refer to discussion of prior period corrections under Basis of Financial Statements included in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

Although the net sales impact associated with the United Auto Workers (UAW) strike initially launched against General Motors, Ford Motor Company and Stellantis on September 14th was negligible for STRATTEC in the fiscal 2024 first quarter, the strike’s scope escalated in October to include the manufacturing of high-volume pickup trucks and SUVs for the three companies before tentative agreements were reached and manufacturing resumed by the beginning of November. We anticipate working with our customers to recover the majority of the strike related production shortfall by the end of our fiscal third quarter and that the overall full fiscal year sales impact of the strike will likely be negligible to STRATTEC.

Concluding protracted price-concession negotiations with our major customers was the most significant profit improvement action we targeted for fiscal 2024 as highlighted in the most recent Form 10-K Outlook filed with the U.S. Securities and Exchange Commission on September 7, 2023. Within our fiscal 2024 first quarter we were able to reach agreement with our key customers on the majority of these outstanding negotiations, including for both one-time retroactive price adjustments for sales prior to fiscal year 2024 as well as present program price increases that will carry forward to subsequent years. In the fiscal 2024 first quarter, one-time retroactive price adjustments totaled $8.0 million of which $900,000 was paid to key suppliers of components in the form of higher negotiated material costs to us. We do not anticipate any further material one-time retroactive pricing adjustments for the remainder of the fiscal year. The present program price increases in the quarter were $2.8 million of which $600,000 was paid to key suppliers of components in the form of higher negotiated material costs to us. For full fiscal year 2024, we continue to target an annualized increase in pricing on present programs, net of higher costs paid to suppliers, between $10.0 million and $15.0 million.

From a cost of sales perspective, we anticipate the continuation of the key challenges of a strong Mexican Peso relative to the U.S. Dollar and the risk of another round of Mexican government mandated minimum wage increases in January 2024 affecting the cost of our Mexican operations. In Q1 the U.S. dollar weakened further against the Mexican Peso to an average of 17.14 (compared with 20.19 in the prior year quarter), the U.S. dollar’s weakest exchange rate against the Mexican Peso since calendar year 2015. We expect the January 2024 Mexican minimum wage increase to be announced by the Mexican government in early December. To help offset the increased cost of labor and overhead, we implemented a salaried staffing reduction in our Mexican operations in the 2024 first quarter that is projected to reduce costs by an annualized amount of approximately $800,000. Additionally, the team remains focused on reducing overhead in operations and the purchase of materials by $3.0 million per year to further offset some of these cost increases.

Regarding the balance sheet, we anticipate balances of reimbursable vendor tooling and Mexican value-added tax (see Note on page 8) will remain increased over historical levels until later in the fiscal year at which time we expect a normalization back to historical levels. Additionally, we plan on renewing our ADAC-STRATTEC credit facility within the fiscal year as the joint venture’s profitability improves through higher customer pricing and cost cutting measures.

Analysis of Results of Operations

Three months ended October 1, 2023 compared to the three months ended October 2, 2022

	Three Months Ended
	October 1, 2023	October 2, 2022
Net Sales (in millions)	$135.4	$120.4

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	October 1, 2023	October 2, 2022
General Motors Company	$40.5	$38.2
Stellantis	27.3	17.2
Ford Motor Company	26.9	24.6
Tier 1 Customers	18.1	17.3
Commercial and Other OEM Customers	14.2	14.8
Hyundai / Kia	8.4	8.3
	$135.4	$120.4

The quarter-over-quarter sales increase of $15.0 million reflects net price increases from our major OEM customers of $10.8 million of which $2.8 million is attributed to ongoing increases in current part prices and $8.0 million relates to one-time retroactive price increases for parts shipped in the prior fiscal year for which the price increase was agreed to during the current quarter. Quarter-over-quarter sales were not materially impacted by the UAW strike. In addition to the net price increases, the following items specifically impacted sales to the noted customer groups between quarters:

-
Sales to Ford Motor Company were positively impacted due to new power end gate content we supply on the F-Series Super Duty Pickup.
-
Sales to Stellantis were positively impacted by increased customer vehicle production volumes, specifically related to the Chrysler Pacifica minivan.
-
Sales to Tier 1 Customers improved in the current year quarter compared to the prior year quarter due to new door hardware content on the F-Series Super Duty Pickup, which is sold to a Tier 1 customer.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, decreased between quarterly periods due to door handle programs ending with Honda Motor Company.

	Three Months Ended
	October 1, 2023		October 2, 2022
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct Material Costs	$74.9	55.3%	$71.3	59.2%
Labor and Overhead Costs	41.8	30.9%	36.6	30.4%
Total Cost of Goods Sold	$116.7	86.2%	$107.9	89.6%

Prior year quarter reclassifications have been made for consistency with current year quarter presentation.

Total cost of goods sold increased $8.8 million between quarterly periods. The quarter-over-quarter increase in direct material costs of $3.6 million was the result of increased sales volume and content, as discussed above, as well as $1.5 million of negotiated material price increases paid to key suppliers. Price increases paid to suppliers attributed to ongoing operations totaled $600,000, while the remaining $900,000 relates to one-time retroactive price increases. The quarter-over-quarter increase in labor and overhead costs of $5.2 million was impacted by the following:

-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $3.3 million in the current year quarter as compared to the prior year quarter due to an unfavorable Mexican peso to U.S. dollar exchange rate between periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 17.14 pesos to the dollar in the current year quarter from approximately 20.19 pesos to the dollar in the prior year quarter.
-
Mexico wages and benefits increased $1.5 million in the current year quarter as compared to the prior year quarter as a result of a January 1, 2023 20 percent government mandated minimum wage increase. This increase was partially offset by $380,000 in current year quarter production efficiencies that controlled headcount and hours worked.
-
Freight costs increased $1.0 million between quarterly periods due to an increase in shipments from foreign vendors, a change in shipping terms with a major supplier that occurred in June 2023, and an increase in expedited shipments.
-
Royalty costs incurred on sales of certain aftermarket products increased $319,000 between quarterly periods as a result of increased sales volumes of these products and an increase in applicable royalty rates.
-
The current year quarter includes severance costs of $220,000 related to a realignment of our Mexican workforce.

The unfavorable impact of the specific labor and overhead cost increases noted above was partially offset by more favorable absorption of our fixed overhead costs in the current year quarter as compared to the prior year quarter due to higher production volumes between quarters.

	Three Months Ended
	October 1, 2023	October 2, 2022
Gross Profit (in millions)	$18.7	$12.5
Gross Profit as a percentage of net sales	13.8%	10.4%

Gross profit margin improvement between quarterly periods was driven by pricing relief achieved during the current year quarter as discussed above. The impact of one-time retroactive pricing in the current year quarter increased the gross profit margin percentage by 4.7 percentage points. The current year quarter favorable impacts of ongoing customer price increases, favorable absorption resulting from increased production and production efficiencies in Mexico were more than offset by an unfavorable U.S. dollar to Mexican peso exchange rate combined with a mandatory Mexican minimum wage increase in 2023, higher freight costs and severance costs, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	October 1, 2023	October 2, 2022
Expenses (in millions)	$12.6	$12.7
Expenses as a percentage of net sales	9.3%	10.6%

Engineering, selling and administrative expenses were consistent between periods.

Income from operations was $6.1 million in the current year quarter compared to loss from operations of $204,000 in the prior year quarter due to improvement in gross profit margin dollars as discussed above.

Effective June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Refer to the discussion of the Equity Restructuring Agreement within Joint Ventures and Majority Owned Subsidiaries included in the Notes to Financial Statements within this Form 10-Q for additional information regarding the sale of STRATTEC's VAST LLC interest to WITTE Automotive. The equity loss of joint ventures was $265,000 in the current year quarter compared to equity earnings of joint ventures $527,000 in the prior year quarter. The current year quarter equity loss of joint ventures was the result of additional professional fees incurred during the period related to the sale of VAST LLC. The $265,000 is an adjustment to the gain on sale of VAST LLC of $110,000, which was recorded in our fiscal 2023. Our adjusted loss on sale of VAST LLC totals $155,000.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	October 1, 2023	October 2, 2022
Foreign Currency Transaction Gain (Loss)	$226	$(71)
Unrealized Loss on Peso Forward Contracts	—	(35)
Realized Gain on Peso Forward Contracts, net	—	238
Pension and Postretirement Plan Cost	(99)	(129)
Rabbi Trust Loss	(42)	(366)
Other	49	70
	$134	$(293)

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
-
We entered into the Mexican peso currency forward contracts during fiscal 2023 to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations.

-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 23.7 percent and 36.4 percent for the three-month periods ended October 1, 2023 and October 2, 2022, respectively. The prior year period effective tax rate prior to a favorable discrete benefit related to stock-based compensation was 14.2 percent. The increase in our effective rate from 14.2 percent to 23.7 percent is primarily due to the sale of our interest in VAST LLC and the purchase of the remaining non-controlling interest in SPA, which were effective June 30, 2023. Our prior year period effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC is taxed as a partnership for U.S. tax purposes. SPA was taxed as a partnership in our fiscal 2023.

Liquidity and Capital Resources

Working Capital (in millions)

	October 1, 2023	July 2, 2023
Current Assets	$227.9	$225.8
Current Liabilities	117.4	109.0
Working Capital	$110.5	$116.8

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of October 1, 2023 was as follows (in millions):

General Motors Company	$24.2
Ford Motor Company	$18.1
Stellantis	$20.1

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of October 1, 2023, $1.8 million of our $15.7 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Three Months Ended
	October 1, 2023	October 2, 2022
Cash Flows from (in millions):
Operating Activities	$(3.9)	$4.7
Investing Activities	$(0.9)	$(4.7)
Financing Activities	$—	$1.5

The reduction in cash provided by operating activities between periods was due to an increase in working capital requirements between periods partially offset by improved profitability in the current year period as compared to the prior year period. Working capital requirement changes between periods were comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	October 1, 2023	October 2, 2022	Change
Accounts Receivable	$(2.3)	$0.8	$(3.1)
Inventory	$3.8	$(5.4)	$9.2
Other Assets	$7.7	$5.5	$2.2
Accounts Payable and Accrued Liabilities	$4.1	$(0.8)	$4.9

Set forth below is a summary of the items impacting the change in our working capital requirements between periods:

-
Accounts receivable balances decreased in the current year period due to the collection of billings for customer tooling, which were outstanding as of June 2023.
-
The change in inventory levels reflected an increase during the current year period and a decrease during the prior year period. The current year period increase reflects an increase in purchased material balances partially offset by a reduction in finished product balances. Finished product inventory levels were reduced in order to match decreased customer shipment schedules as a result of the UAW strike, which began in September 2023. Decreased production levels and significant delays in U.S.-Mexico border crossings due to heightened security amid increased migration resulted in increased purchased material inventory. The prior year period decrease was due to a reduction in inventory balances to align with historical customer production patterns.
-
The change in other assets includes an increase in balances during both the current and prior year to date periods. Customer tooling balances increased during both periods. Additionally, the current year period includes an increase in value-added tax recoverable balances related to our operations in Mexico. Customer tooling balances change due to the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement. Value-added tax recoverable balances increased $7.1 million during the current period due to a temporary issue with our Mexican tax certification. We are working with the Mexican tax authority to resolve the issue. Until the issue is resolved, we will be required to pay value-added tax on all temporary part imports into Mexico. The normal timing for recovery of the tax paid resulted in a temporary increase in cash requirements.
-
Accounts payable and accrued liability balances decreased in the current year period. Accounts payable balances for each period reflected the timing of purchases and payments with our vendors based on normal, established payment terms. The current year period reduction is primarily due to a change in inventory management, shipping terms, and payment terms with a significant vendor during the fourth quarter of our fiscal 2023. Increased account payable balances as of June 2023 that resulted from the change were paid during the current year period.

Net cash used in investing activities during the current year period of $920,000 included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $2.9 million, offset by $2.0 million in proceeds received from the sale of our investment in VAST LLC, which sale was effective during the fourth quarter of our fiscal 2023. Net cash used in investing activities during the prior year period of $4.7 million was due to capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Net cash provided by financing activities during the current year period included $2 million of borrowings under our credit facility, which borrowings were repaid during the period resulting in no net impact to the change in cash during the period. Net cash provided by financing activities during the prior year period included $5 million of additional borrowings under our credit facility and $126,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $3.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries.

We anticipate total capital expenditures will be approximately $14.0 million in fiscal 2024, of which $2.9 million has been made through October 1, 2023, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at October 1, 2023. A total of 3,655,322 shares have been repurchased over the life of the program through October 1, 2023, at a cost of approximately $136.4 million. No shares were repurchased during the three-month periods ended October 1, 2023 or October 2, 2022. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2024.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The STRATTEC Credit Facility expires August 1, 2026. The ADAC-STRATTEC Credit Facility expires August 1, 2024. We are working with BMO Harris Bank on a renewal of the ADAC-STRATTEC Credit Facility for completion in our fiscal 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 22, 2023, SOFR plus 1.35 percent for the period February 23, 2023 through September 5, 2023, and SOFR plus 1.85 subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 through February 6, 2023 and SOFR plus 1.35 subsequent to February 6, 2023. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of October 1, 2023, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility at October 1, 2023 or July 2, 2023. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $132,000 and 8.5 percent, respectively, during the three-month period ended October 1, 2023. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $13 million at October 1, 2023 and at July 2, 2023. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $13.0 million and 6.6 percent, respectively, during the three-month period ended October 1, 2023.

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

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on September 7, 2023.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through October 1, 2023, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three-month period ended October 1, 2023.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—

(c) Trading Plans.

During the fiscal quarter ended October 1, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Amendment No. 9 to STRATTEC Credit Agreement, dated as of August 22, 2023, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender (Incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 25, 2023.)

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

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 9, 2023	By:	/s/ Dennis Bowe
Dennis Bowe
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)