Form 10-Q
period 2023-12-31
STRATTEC SECURITY CORP
filed 2024-02-08
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Common stock, par value $0.01 per share: 4,067,570 shares outstanding as of January 2, 2024 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 31, 2023

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies, work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, delays and restrictions impacting the import of goods and components stemming from heightened security procedures implemented by the U.S. Government related to U.S.-Mexico border crossings, the volume and scope of product returns or customer cost reimbursement actions, changes in the costs of operations, warranty claims, adverse business and operational issues resulting from any material global supply chain and logistics disruption, the ongoing and lingering effects of the semiconductor chip supply shortages and the Coronavirus (COVID-19) pandemic, matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof, matters related to pricing actions implemented by the Company and customer responses and concessions related to same, and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 7, 2023 with the Securities and Exchange Commission for the year ended July 2, 2023.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net sales	$118,532	$113,184	$253,938	$233,544
Cost of goods sold	105,035	105,797	221,721	213,661
Gross profit	13,497	7,387	32,217	19,883
Engineering, selling and administrative expenses	13,439	12,081	26,053	24,781
Income (loss) from operations	58	(4,694)	6,164	(4,898)
Equity (loss) earnings of joint ventures	(4)	588	(269)	1,115
Interest expense	(219)	(196)	(439)	(325)
Interest income	107	—	194	—
Other income (expense), net	1,102	52	1,236	(241)
Income (loss) before provision for income taxes and non-controlling interest	1,044	(4,250)	6,886	(4,349)
Provision (benefit) for income taxes	264	(1,735)	1,651	(1,771)
Net income (loss)	780	(2,515)	5,235	(2,578)
Net (loss) income attributable to non- controlling interest	(242)	(676)	48	(864)
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$1,022	$(1,839)	$5,187	$(1,714)

Comprehensive income (loss):
Net income (loss)	$780	$(2,515)	$5,235	$(2,578)
Pension and postretirement plans, net of tax	47	70	93	140
Currency translation adjustments	1,014	429	365	(253)
Other comprehensive income (loss), net of tax	1,061	499	458	(113)
Comprehensive income (loss)	1,841	(2,016)	5,693	(2,691)
Comprehensive income (loss) attributable to non-controlling interest	170	(207)	190	(339)
Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$1,671	$(1,809)	$5,503	$(2,352)

Earnings (loss) per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.26	$(0.47)	$1.31	$(0.44)
Diluted	$0.26	$(0.47)	$1.30	$(0.44)

Weighted Average shares outstanding:
Basic	3,976	3,927	3,962	3,913
Diluted	3,998	3,927	3,986	3,913

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	December 31, 2023	July 2, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$11,575	$20,571
Receivables, net	70,802	89,811
Inventories:
Finished products	18,688	17,196
Work in process	19,374	17,492
Purchased materials	58,182	50,024
Excess and obsolete reserve	(6,805)	(7,115)
Inventories, net	89,439	77,597
Customer tooling in progress, net	24,951	20,800
Value-added tax recoverable	17,906	7,912
Other current assets	7,624	9,091
Total current assets	222,297	225,782
Deferred income taxes	13,625	13,619
Other long-term assets	5,692	7,083
Property, plant and equipment	304,239	300,176
Less: accumulated depreciation	(214,102)	(205,730)
Net property, plant and equipment	90,137	94,446
	$331,751	$340,930
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,308	$57,927
Accrued Liabilities:
Payroll and benefits	23,110	22,616
Value-added tax payable	7,122	6,499
Environmental	1,390	1,390
Warranty	9,083	9,725
Other	11,323	10,829
Total accrued liabilities	52,028	51,059
Borrowings under credit facilities – current	13,000	—
Total current liabilities	106,336	108,986
Borrowings under credit facilities – long-term	—	13,000
Accrued pension obligations	1,286	1,206
Accrued postretirement obligations	1,154	1,157
Other long-term liabilities	5,334	5,557
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,586,920 issued shares at December 31, 2023 and 7,530,170 issued shares at July 2, 2023	76	75
Capital in excess of par value	101,207	100,309
Retained earnings	239,486	234,299
Accumulated other comprehensive loss	(13,878)	(14,194)
Less: treasury stock, at cost (3,599,575 shares at December 31, 2023 and 3,601,124 shares at July 2, 2023)	(135,501)	(135,526)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	191,390	184,963
Non-controlling interest	26,251	26,061
Total shareholders’ equity	217,641	211,024
	$331,751	$340,930

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 31, 2023	January 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,235	$(2,578)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	8,715	8,798
Foreign currency transaction (gain) loss	(349)	585
Unrealized (gain) loss on peso forward contracts	(826)	23
Stock-based compensation expense	984	874
Equity loss (earnings) of joint ventures	269	(1,115)
Change in operating assets and liabilities:
Receivables	19,178	2,702
Inventories	(11,842)	12,631
Other assets	(12,404)	(11,177)
Accounts payable and accrued liabilities	(16,031)	(2,258)
Other, net	157	250
Net cash (used in) provided by operating activities	(6,914)	8,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of interest in VAST LLC	2,000	—
Investment in joint ventures	—	(104)
Purchase of property, plant and equipment	(4,393)	(9,477)
Proceeds received on sale of property, plant and equipment	—	4
Net cash used in investing activities	(2,393)	(9,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	2,000	9,000
Repayment of borrowings under credit facilities	(2,000)	(3,000)
Dividends paid to non-controlling interests of subsidiaries	—	(600)
Exercise of stock options and employee stock purchases	37	146
Net cash provided by financing activities	37	5,546
Foreign currency impact on cash	274	100
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,996)	4,804

CASH AND CASH EQUIVALENTS
Beginning of period	20,571	8,774
End of period	$11,575	$13,578
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,446	$946
Interest	$440	$244
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(175)	$(553)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, fobs, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan, which has been restructured effective as of June 30, 2023 as described elsewhere herein. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers as cooperating partners of the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we, along with WITTE and ADAC, provide full service and aftermarket support for each VAST Automotive Group partner’s products. As noted below, effective as of June 30, 2023, we sold our one-third ownership interest in Vehicle Access Systems Technologies LLC ("VAST LLC") to WITTE and entered into a cooperation framework agreement with WITTE related to VAST LLC which provides an ongoing framework for the parties to collaborate on global programs related to product development and manufacturing.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned subsidiaries STRATTEC de Mexico and STRATTEC POWER ACCESS LLC ("SPA"), and its majority owned subsidiary, ADAC-STRATTEC, LLC. Effective June 30, 2023, SPA became a wholly owned subsidiary of STRATTEC as a result of the purchase of its remaining non-controlling interest. Prior to June 30, 2023, STRATTEC owned 80 percent of SPA. STRATTEC is headquartered in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and SPA have operations in El Paso, Texas and Juarez and Leon, Mexico. Effective June 30, 2023, we sold our equity investment in VAST LLC to WITTE. Prior to the sale, our equity investment in VAST LLC, for which we exercised significant influence but did not control and was not a variable interest entity of STRATTEC, was accounted for using the equity method. VAST LLC consisted primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis. We have one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of December 31, 2023 and July 2, 2023, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

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

Additionally, management identified a correction to the previously reported Investment in Joint Ventures amount reported in the Condensed Consolidated Balance Sheets. While prior period amounts have been corrected for comparability, the corrections, both individually and in total, were not material to the previously reported condensed consolidated financial statements.

The impact of the prior period corrections on the components of Stockholders’ Equity and the related components of Accumulated Other Comprehensive Loss was as follows (thousands of dollars):

	July 3, 2022			October 2, 2022
	Previously Reported	Adjustment	As Reported	Previously Reported	Adjustment	As Reported
Retained earnings	$241,504	$(535)	$240,969	$241,632	$(538)	$241,094
Accumulated other comprehensive loss	(18,657)	69	(18,588)	(19,320)	64	(19,256)
Total STRATTEC SECURITY CORPORATION shareholders' equity	188,866	(466)	188,400	189,068	(474)	188,594
Total shareholders' equity	$220,413	$(466)	$219,947	$219,883	$(474)	$219,409

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(16,723)	$(10)	$(16,733)	$(17,461)	$(10)	$(17,471)
Retirement and postretirement benefit plans	(1,934)	79	(1,855)	(1,859)	74	(1,785)
Accumulated other comprehensive loss	$(18,657)	$69	$(18,588)	$(19,320)	$64	$(19,256)

The correction of prior period amounts had no impact on amounts previously reported in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) or in the Condensed Consolidated Statements of Cash Flows during the three-month and six-month periods ended January 1, 2023. In conjunction with the correction of the prior period amounts, the Shareholders’ Equity and Accumulated Other Comprehensive Loss footnotes were impacted by the above adjustments.

Risks and Uncertainties

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry. In our fiscal year 2023, the inflationary pressures negatively affected the areas of raw materials, purchased materials and wage rates in Mexico, resulting in increased raw material and purchase part costs in the year. While our results for the six-month period ended December 2023 reflect reduced raw material costs as compared to prior year period, inflationary pressures on purchased materials and wage rates in Mexico persist, thus continuing to negatively impact our operating results for fiscal 2024.

Additionally, unforeseen global economic conditions may adversely impact our supply chain and operations, including impacting our customers, workforce and suppliers, any of which may disrupt and limit sourcing of critical supply chain components needed by us and our customers to meet expected production schedules. Moreover, these events may create added inflationary pressures on our operations, including further increases in wages and the prices of raw materials and purchased parts. All of these foregoing matters, including their scope and duration, are uncertain and cannot be predicted as to timing and cost impacts upon our operations. These changing conditions may also affect the estimates and assumptions made by our management in our financial statements. Such estimates and assumptions affect, among other things, our long-lived asset valuations, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The update incorporates into the Codification several disclosures and presentation requirements currently residing in SEC Regulations S-X and S-K. The effective date of ASU 2023-06 will be the date that the SEC eliminates the corresponding disclosure requirement from Regulation S-X and Regulation S-K. All amendments must be applied prospectively. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update enhances annual and interim reportable segment disclosures primarily by requiring disclosures about significant reportable segment expenses and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This update is to be applied retrospectively to all periods presented in the financial statements. As a result of this update, we will be required to provide single reportable segment disclosure. Annual reporting under this update becomes effective for us in our fiscal 2025. Interim reporting under this update becomes effective for us in our fiscal 2026. We are currently assessing the required disclosure impacts of this update.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The update requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. This update is to be applied on a prospective basis. Retrospective application is permitted. Annual reporting under this update becomes effective for us in our fiscal 2026. We are currently assessing the required disclosure impacts of this update.

Value-Added Tax

Our Mexican entities are subject to value-added tax ("VAT"). VAT is paid on goods and services and collected on sales. A VAT certification generally allows for relief from VAT tax for temporarily imported goods. Our VAT recoverable and payable balances were increased as of July 2, 2023 due to several monthly tax periods being open to audit by the Mexican tax authority. As of December 31, 2023, the audits for periods prior to July 2023 have been closed. VAT recoverable balances increased $10.0 million during the six-month period ended December 31, 2023 mostly due a temporary issue with our VAT tax certification. Although the certification issue was resolved during the quarter ended December 31, 2023, we were required to pay VAT on all parts temporarily imported into Mexico before seeking reimbursement for periods in which the certification issue was outstanding, which periods are now open to audit with the Mexican tax authority. Temporary increases in the VAT recoverable and payable balances will remain elevated until the periods under audit are closed.

Derivative Instruments

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During fiscal 2024, we entered into monthly Mexican peso currency forward contracts with Bank of Montreal for a portion of our estimated peso denominated operating costs during the period January 2024 through June 2024. We also had contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs during our fiscal 2023. Our objective in entering into currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net.

The following table quantifies the outstanding Mexican peso forward contracts as of December 31, 2023 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	January 9, 2024 − June 11, 2024	$12,000	18.366	$826

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	December 31, 2023	July 2, 2023
Not designated as hedging instruments:
Other current assets:
Mexican peso forward contracts	$826	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other Income (Expense), net on the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Not designated as hedging instruments:
Realized and unrealized gain, net	$826	$319	$826	$522

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of December 31, 2023 and July 2, 2023. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi trust assets:
Stock Index Funds:
Small cap	$83	$—	$—
Mid cap	156	—	—
Large cap	304	—	—
International	379	—	—
Fixed income funds	453	—	—
Cash and cash equivalents	—	1,346	—
Mexican peso forward contracts	—	826	—
Total assets at fair value	$1,375	$2,172	$—

The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. As of December 31, 2023, $1.2 million of the Rabbi Trust asset balance was included in Other Current Assets and $1.5 million was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The Alliance Agreements included a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each held a one-third equity interest, existed to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchased component products from each other for use in end products assembled and sold in their respective home markets. STRATTEC purchased such component parts from WITTE. These purchases totaled $142,000 and $277,000 during the three- and six-month periods ended January 1, 2023. WITTE was no longer a related party as of July 2, 2023 as a result of the Equity Restructuring Agreement discussed below.

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

Effective June 30, 2023, we entered into and completed transactions contemplated by an Equity Restructuring Agreement ("Restructuring Agreement") between STRATTEC and WITTE. Pursuant to the terms of the Restructuring Agreement, STRATTEC sold its one-third interest in VAST LLC to WITTE and STRATTEC purchased WITTE's 20 percent non-controlling interest in STRATTEC POWER ACCESS LLC ("SPA") along with the net assets of VAST LLC's Korea branch office. As of June 30, 2023, the Korean branch office is wholly owned by STRATTEC and its subsequent financial results are consolidated with the financial results of STRATTEC. We believe the Restructuring Agreement positions STRATTEC to redeploy assets, both financial and technical, to create greater focus on STRATTEC-specific strategic growth opportunities in North America and around the world. We also expect that this transaction allows STRATTEC to be well-positioned to take advantage of new opportunities, including more of our product applications on Electric Vehicles, growing consumer demand for Power Access products, expansion of electronics capabilities and other new automotive products. Moreover, we expect it to also give us greater resources to further explore diversification of markets, complimentary technology and regions outside of North America. As part of the Restructuring Agreement, STRATTEC also entered into a cooperation framework agreement with WITTE related to VAST LLC which provides a framework for the parties to collaborate on global automotive programs related to product development and manufacturing.

Prior to the restructuring agreement, VAST LLC investments were accounted for using the equity method of accounting. Results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity loss of joint ventures of $269,000 during the six-month period ended December 31, 2023, which loss was the result of additional professional fees incurred related to the Restructuring Agreement. The current period loss is an adjustment to the gain on sale of VAST LLC of $110,000, which was recorded in our fiscal 2023. Our adjusted loss on sale of VAST LLC totals $159,000 as of December 31, 2023. During July 2023, the final $2.0 million net purchase price due to STRATTEC under the Restructuring Agreement was received. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $1.1 million during the six-month period ended January 1, 2023. During the six-month period ended January 1, 2023, capital contributions totaling $312,000 were made to VAST for purposes of funding operations in Brazil. STRATTEC's portion of the capital contributions totaled $104,000. As of June 30, 2023, STRATTEC had no continuing involvement in VAST LLC other than under the cooperation framework agreement described above.

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

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales and net income to STRATTEC of approximately $62.9 million and $234,000, respectively, during the six-month period ended December 31, 2023 and increased net sales and reduced net income to STRATTEC of approximately $58.5 million and $950,000, respectively, during the six-month period ended January 1, 2023.

ADAC charges ADAC STRATTEC LLC an engineering, research and design fee as well as a sales fee. Such fees are calculated as a percentage of net sales and are included in the consolidated results of STRATTEC. Additionally, ADAC-STRATTEC LLC sells production parts to ADAC. Sales to ADAC are included in the consolidated results of STRATTEC. The following table summarizes these related party transactions for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Engineering, research and design fee charged to ADAC-STRATTEC LLC	$2,111	$1,990	$4,405	$4,098
Sales to ADAC	$2,021	$2,528	$4,855	$5,320

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net sales	$—	$56,953	$—	$123,099
Cost of goods sold	—	45,969	—	101,751
Gross profit	—	10,984	—	21,348
Engineering, selling and administrative expenses	—	9,227	—	17,759
Income from operations	—	1,757	—	3,589
Other income, net	—	386	—	458
Income before provision for income taxes	—	2,143	—	4,047
Provision for income taxes	—	382	—	750
Net income	$—	$1,761	$—	$3,297
STRATTEC's share of VAST LLC net income	—	587	—	1,099
Intercompany profit elimination	—	1	—	16
STRATTEC’s equity earnings of VAST LLC prior to impact of sale of VAST LLC	—	588	—	1,115
Loss on sale of VAST LLC	(4)	—	(269)	—
STRATTEC’s equity (loss) earnings of VAST LLC	$(4)	$588	$(269)	$1,115

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

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Sales to VAST LLC	$—	$17	$—	$27
Purchases from VAST LLC	$—	$13	$—	$27
Expenses charged to VAST LLC	$—	$161	$—	$242
Expenses charged from VAST LLC	$—	$209	$—	$452

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

December 31, 2023
Right-of use asset under operating lease:
Other long-term assets	$4,162
Lease obligation under operating lease:
Current liabilities: Accrued liabilities: other	$737
Other long-term liabilities	3,742
$4,479

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under these non-cancelable leases are as follows as of December 31, 2023 (in thousands):

2024 (for the remaining six months)	$478
2025	979
2026	1,026
2027	1,075
2028	1,127
Thereafter	558
Total future minimum lease payments	5,243
Less: Imputed interest	(764)
Total lease obligations	$4,479

Cash flow information related to the operating lease is shown below (in thousands):

	Six Months Ended
	December 31, 2023	January 1, 2023
Operating cash flows:
Cash paid related to operating lease obligation	$291	$247

The weighted average lease term and discount rate for our operating leases are shown below:

December 31, 2023
Weighted average remaining lease term (in years)	5.0
Weighted average discount rate	6.2%

Operating lease expense was as follows for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Operating lease expense	$248	$125	$495	$247

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The STRATTEC Credit Facility expires August 1, 2026. The ADAC-STRATTEC Credit Facility expires August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 22, 2023, SOFR plus 1.35 percent for the period February 23, 2023 through September 5, 2023, and SOFR plus 1.85 percent subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 6, 2023 and SOFR plus 1.35 percent subsequent to February 6, 2023. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 31, 2023, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	December 31, 2023	July 2, 2023
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	13,000	13,000
	$13,000	$13,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
STRATTEC Credit Facility	$66	$3,121	8.5%	4.4%
ADAC-STRATTEC Credit Facility	$13,000	$11,852	6.7%	4.3%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at December 31, 2023 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three- and six-month periods ended December 31, 2023 and January 1, 2023 were as follows (in thousands):

	Three months ended December 31, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, October 1, 2023	$215,301	$76	$100,721	$238,464	$(14,527)	$(135,514)	$26,081
Net income	780	—	—	1,022	—	—	(242)
Translation adjustments	1,014	—	—	—	602	—	412
Stock based compensation	479	—	479	—	—	—	—
Pension and postretirement adjustment, net of tax	47	—	—	—	47	—	—
Employee stock purchases	20	—	7	—	—	13	—
Balance, December 31, 2023	$217,641	$76	$101,207	$239,486	$(13,878)	$(135,501)	$26,251

	Three months ended January 1, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, October 2, 2022	$219,409	$75	$102,250	$241,094	$(19,256)	$(135,569)	$30,815
Net loss	(2,515)	—	—	(1,839)	—	—	(676)
Translation adjustments	429	—	—	—	(40)	—	469
Stock based compensation	263	—	263	—	—	—	—
Pension and postretirement adjustment, net of tax	70	—	—	—	70	—	—
Employee stock purchases	20	—	7	—	—	13	—
Balance, January 1, 2023	$217,676	$75	$102,520	$239,255	$(19,226)	$(135,556)	$30,608

	Six months ended December 31, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 2, 2023	$211,024	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061
Net income	5,235	—	—	5,187	—	—	48
Translation adjustments	365	—	—	—	223	—	142
Purchase of SPA non- controlling interest	(97)	—	(97)	—	—	—	—
Stock based compensation	984	—	984	—	—	—	—
Pension and postretirement adjustment, net of tax	93	—	—	—	93	—	—
Employee stock purchases	37	1	11	—	—	25	—
Balance, December 31, 2023	$217,641	$76	$101,207	$239,486	$(13,878)	$(135,501)	$26,251

	Six months ended January 1, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 3, 2022	$219,947	$75	$101,524	$240,969	$(18,588)	$(135,580)	$31,547
Net loss	(2,578)	—	—	(1,714)	—	—	(864)
Dividend declared – non- controlling Interests of subsidiaries	(600)	—	—	—	—	—	(600)
Translation adjustments	(253)	—	—	—	(778)	—	525
Stock based compensation	874	—	874	—	—	—	—
Pension and postretirement adjustment, net of tax	140	—	—	—	140	—	—
Stock option exercises	109	—	109	—	—	—	—
Employee stock purchases	37	—	13	—	—	24	—
Balance, January 1, 2023	$217,676	$75	$102,520	$239,255	$(19,226)	$(135,556)	$30,608

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

Contract Balances:

We have no material contract assets or contract liabilities as of December 31, 2023 or July 2, 2023.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Door handles & exterior trim	$30,155	$28,425	$62,923	$58,550
Power access	26,084	26,445	58,735	51,286
Keys & locksets	24,617	24,716	54,912	53,381
Latches	14,713	13,658	30,273	28,420
Aftermarket & OE service	9,028	9,493	19,932	20,141
User interface controls	11,417	8,620	22,014	17,738
Other	2,518	1,827	5,149	4,028
	$118,532	$113,184	$253,938	$233,544

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
General Motors Company	$36,517	$35,534	$77,022	$73,684
Ford Motor Company	24,634	22,149	51,543	46,765
Stellantis	13,200	16,995	40,497	34,150
Tier 1 Customers	18,055	16,083	36,178	33,392
Commercial and Other OEM Customers	14,452	13,134	28,647	27,960
Hyundai / Kia	11,674	9,289	20,051	17,593
	$118,532	$113,184	$253,938	$233,544

Other Income (Expense), net

Net other income (expense) included in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets and liabilities held by our Mexican subsidiaries. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of December 31, 2023 may or may not be realized in future periods. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Foreign currency transaction gain (loss)	$147	$(514)	$349	$(585)
Realized and unrealized gain on peso forward contracts, net	826	319	826	522
Pension and postretirement plans cost	(99)	(131)	(197)	(260)
Rabbi trust gain	145	389	103	23
Other	83	(11)	155	59
	$1,102	$52	$1,236	$(241)

Warranty

We have a warranty reserve recorded on our accompanying Condensed Consolidated Balance Sheets related to our known and potential exposure to warranty claims in the event our products fail to perform as expected and in the event we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty reserve balance involves judgment and estimates. Our reserve estimate is based on an analysis of historical warranty data as well as current trends and information. As additional information becomes available, actual results may differ from recorded estimates, which may require us to adjust the amount of our warranty provision.

Income Taxes

Our effective tax rate was 25.3 percent and 40.8 percent for the three-month periods ended December 31, 2023 and January 1, 2023, respectively. Our effective tax rate was 24.0 percent and 40.7 percent for the six-month periods ended December 31, 2023 and January 1, 2023, respectively. The higher effective tax rate in the prior year three- and six-month periods was due to the impact of available R&D and foreign tax credits on projected pre-tax book losses for the fiscal year. The change in our effective tax rate between quarterly periods was also impacted by the sale of our interest in VAST LLC and the purchase of the remaining non-controlling interest in SPA, which were both effective June 30, 2023. Our prior year period effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC is taxed as a partnership for U.S. tax purposes. SPA was taxed as a partnership in our fiscal 2023.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2023			January 1, 2023
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic earnings (loss) per share	$1,022	3,976	$0.26	$(1,839)	3,927	$(0.47)
Stock option and restricted stock awards	—	22		—	—
Diluted earnings (loss) per share	$1,022	3,998	$0.26	$(1,839)	3,927	$(0.47)

	Six Months Ended
	December 31, 2023			January 1, 2023
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic earnings (loss) per share	$5,187	3,962	$1.31	$(1,714)	3,913	$(0.44)
Stock option and restricted stock awards	—	24		—	—
Diluted earnings (loss) per share	$5,187	3,986	$1.30	$(1,714)	3,913	$(0.44)

The calculation of earnings (loss) per share excluded 49,595 share-based payment awards as of December 31, 2023 and 125,871 share-based payment awards as of January 1, 2022 because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of December 31, 2023, the Board of Directors had designated 2,250,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of December 31, 2023 were 368,255. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

A summary of stock option activity under our stock incentive plan for the six-month period ended December 31, 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, July 2, 2023	32,561	$48.88
Expired	(24,491)	$38.71
Balance, December 31, 2023	8,070	$79.73	0.6	—
Exercisable, December 31, 2023	8,070	$79.73	0.6	—

No options were granted, vested, or exercised during the six-month periods ended December 31, 2023 or January 1, 2023.

A summary of restricted stock activity under our stock incentive plan for the six-month period ended December 31, 2023 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 2, 2023	87,900	$32.09
Granted	51,675	$22.16
Vested	(56,750)	$30.12
Forfeited	(2,600)	$30.34
Nonvested Balance, December 31, 2023	80,225	$27.22

As of December 31, 2023, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of December 31, 2023, there was approximately $1.4 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1 year. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.7 million at December 31, 2023 and $2.6 million at July 2, 2023. At December 31, 2023, $1.2 million of the Rabbi Trust asset balance was included in Other Current Assets and $1.5 million was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets. At July 2, 2023, the $2.6 million Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Service cost	$21	$19	$2	$2
Interest cost	22	24	16	15
Amortization of unrecognized net loss	12	31	49	61
Net periodic benefit cost	$55	$74	$67	$78

	SERP Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Service cost	$42	$39	$4	$5
Interest cost	45	47	31	30
Amortization of unrecognized net loss	23	62	98	121
Net periodic benefit cost	$110	$148	$133	$156

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended December 31, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, October 1, 2023	$13,407	$1,120	$14,527
Other comprehensive income before reclassifications	(1,014)	—	(1,014)
Net other comprehensive income before reclassifications	(1,014)	—	(1,014)
Reclassifications:
Unrecognized net loss (A)	—	(61)	(61)
Income tax	—	14	14
Net reclassifications	—	(47)	(47)
Other comprehensive income	(1,014)	(47)	(1,061)
Other comprehensive income attributable to non- controlling interest	(412)	—	(412)
Balance, December 31, 2023	$12,805	$1,073	$13,878

	Three Months Ended January 1, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, October 2, 2022	$17,471	$1,785	$19,256
Other comprehensive income before reclassifications	(429)	—	(429)
Net other comprehensive income before reclassifications	(429)	—	(429)
Reclassifications:
Unrecognized net loss (A)	—	(92)	(92)
Income tax	—	22	22
Net reclassifications	—	(70)	(70)
Other comprehensive income	(429)	(70)	(499)
Other comprehensive income attributable to non- controlling interest	(469)	—	(469)
Balance, January 1, 2023	$17,511	$1,715	$19,226

	Six Months Ended December 31, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2023	$13,028	$1,166	$14,194
Other comprehensive income before reclassifications	(365)	—	(365)
Income tax	—	—	-
Net other comprehensive income before reclassifications	(365)	—	(365)
Reclassifications:
Unrecognized net loss (A)	—	(121)	(121)
Income tax	—	28	28
Net reclassifications	—	(93)	(93)
Other comprehensive income	(365)	(93)	(458)
Other comprehensive income attributable to non- controlling interest	(142)	—	(142)
Balance, December 31, 2023	$12,805	$1,073	$13,878

	Six Months Ended January 1, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2022	$16,733	$1,855	$18,588
Other comprehensive loss before reclassifications	253	—	253
Net other comprehensive loss before reclassifications	253	—	253
Reclassifications:
Unrecognized net loss (A)	—	(183)	(183)
Income tax	—	43	43
Net reclassifications	—	(140)	(140)
Other comprehensive loss	253	(140)	113
Other comprehensive income attributable to non- controlling interest	(525)	—	(525)
Balance, January 1, 2023	$17,511	$1,715	$19,226

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

Outlook

The key highlight of our fiscal year-to-date results has been $18.8 million of customer pricing increases, equating to $15.5 million gross margin improvement after factoring in the $3.3 million paid to key suppliers for negotiated price increases. Furthermore, of this $15.5 million gross margin improvement, $7.8 million is considered “ongoing” as it relates to present program price increases that will carry forward to subsequent years. For full fiscal year 2024, we now anticipate an annualized increase in “ongoing” pricing, net of higher costs paid to suppliers, to be at the higher end of our originally targeted $10.0 million to $15.0 million. We do not anticipate any further material one-time retroactive pricing adjustments for the remainder of the fiscal year.

Although net sales in the first half of the year were relatively unchanged versus prior year after adjusting for the aforementioned pricing achieved, we anticipate modest sales growth in the remainder of the fiscal year due to the launch of various customer programs in our second half of fiscal 2024, which is evidenced by the abnormally high level of recoverable customer tooling on our balance sheet awaiting program production starts relative to historical levels.

From a cost of sales perspective, anticipated key challenges persist, namely a strong Mexican Peso relative to the U.S. Dollar and the December 2023 Mexican government's announcement of another 20 percent mandated minimum wage increase starting in January 2024, both of which increase the cost of our Mexican operations. In our current fiscal year-to-date period the U.S. dollar to Mexican Peso exchange rate averaged 17.21 compared with a rate of 19.88 in the prior year period, resulting in approximately a $5.8 million increase in the cost of our Mexican operations. Meanwhile the Mexican government mandated minimum wage increase of January 2023 resulted in approximately $2.8 million higher wages and benefits in our fiscal year-to-date results and we expect the newly announced minimum wage increases for 2024 to have a similar financial effect on the back half of our fiscal year.

To help offset the increased cost of labor and overhead in our Mexican operations, we implemented a salaried staffing reduction in our Mexican operations in the 2024 first quarter that is projected to reduce costs by an annualized amount of approximately $800,000. Our results year-to-date on reducing non-employee cost of sales has been mixed, as the team has made meaningful progress on reducing material costs, notably for raw materials. In spite of these efforts, much of this benefit has been offset by higher shipping costs. Despite these results, we continue to target a net $3 million savings in non-employee cost of sales for the full 2024 fiscal year.

Regarding the balance sheet, we anticipate the balance of reimbursable customer tooling will remain increased over historical levels until later in the fiscal year at which time we expect a normalization to near historical levels with the launch of the associated programs. We expect the Mexican value-added tax (see Note on page 8) will return to historical levels in first quarter of fiscal 2025. As for net inventory, we saw an increase of $8 million in our inventory balances since the end of the 2024 first quarter due to delays in new product launches and lower than anticipated sales in December. However, we remain committed to improving our inventory turn in the second half of the fiscal year. Lastly, we plan on renewing our ADAC-STRATTEC credit facility within the fiscal year as the joint venture’s profitability improves through higher customer pricing and cost cutting measures.

For our fiscal 2024 capital expenditures, we have reduced our anticipated expenditures from $14 million to between $9 million and $12 million due to retiming and re-estimates.

Analysis of Results of Operations

Three months ended December 31, 2023 compared to the three months ended January 1, 2023

	Three Months Ended
	December 31, 2023	January 1, 2023
Net sales (in millions)	$118.5	$113.2

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	December 31, 2023	January 1, 2023
General Motors Company	$36.5	$35.5
Ford Motor Company	24.6	22.2
Stellantis	13.2	17.0
Tier 1 Customers	18.1	16.1
Commercial and Other OEM Customers	14.5	13.1
Hyundai / Kia	11.6	9.3
	$118.5	$113.2

The quarter-over-quarter sales increase of $5.3 million reflects net price increases from our major OEM customers of $8.0, which includes the following:

-
$3.8 million of ongoing increases in current part prices for parts shipped during the current year quarter.
-
$2.6 million of ongoing increases in current part prices for parts shipped during our fiscal 2024 first quarter for which the price increases were finalized during the current quarter.
-
$1.6 million of one-time retroactive price increases for parts shipped in our prior fiscal year for which the price increases were finalized during the current quarter.

Quarter-over-quarter sales were not materially impacted by the UAW strike. Net customer production volume and content changes resulted in net sales reductions, which partially offset the net price increases discussed above. The following volume and content changes specifically impacted sales to the noted customer groups between quarters:

-
Sales to Stellantis were negatively impacted by reduced customer vehicle production volumes, specifically related to several passenger car programs ending and customer plant closures during the current year quarter affecting Chrysler Pacifica minivan production.
-
Sales to Tier 1 Customers improved in the current year quarter compared to the prior year quarter due to new door hardware content on the F-Series Super Duty Pickup, which is sold to a Tier 1 customer.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, increased between quarterly periods. The current year quarter includes sales for new business awarded from Aston Martin.
-
Sales to Hyundai / Kia were positively impacted due to an overall increase in customer vehicle production volumes between quarters.

	Three Months Ended
	December 31, 2023		January 1, 2023
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct material costs	$65.6	55.4%	$68.0	60.1%
Labor and overhead costs	39.4	33.2	37.8	33.4
Total cost of goods sold	$105.0	88.6%	$105.8	93.5%

Prior year quarter reclassifications have been made for consistency with current year quarter presentation.

Total cost of goods sold decreased $800,000 between quarterly periods. The quarter-over-quarter reduction in direct material costs of $2.4 million was the result of the net reduction in sales volumes, as discussed above, and reduced zinc costs of approximately $870,000 in the current year quarter as compared to the prior year quarter. These favorable impacts were partially offset by $1.8 million of negotiated material price increases paid to key suppliers. Price increases paid to suppliers attributed to ongoing operations totaled $880,000, while the remaining $910,000 relates to one-time retroactive price increases. The quarter-over-quarter increase in labor and overhead costs of $1.6 million was impacted by the following:

-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $2.5 million in the current year quarter as compared to the prior year quarter due to an unfavorable Mexican peso to U.S. dollar exchange rate between periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 17.28 pesos to the dollar in the current year quarter from approximately 19.57 pesos to the dollar in the prior year quarter.

-
Mexico wages and benefits increased $1.3 million in the current year quarter as compared to the prior year quarter as a result of a January 1, 2023 20 percent government mandated minimum wage increase. This increase was partially offset by $780,000 due to a September 2023 salaried staff reduction in Mexico and current year quarter production efficiencies that controlled headcount and hours worked.
-
Freight costs increased $1.3 million between quarterly periods due to an increase in shipments from foreign vendors, a change in shipping terms with a major supplier that occurred in June 2023, and an increase in expedited shipments.

The unfavorable impact of specific labor and overhead cost increases noted above was partially offset by favorable absorption of our fixed overhead costs in the current year quarter as compared to the prior year quarter due to higher production volumes between quarters associated with increases in finished and work in process inventories during the current year quarter and reductions in finished and work in process inventories during the prior year quarter.

	Three Months Ended
	December 31, 2023	January 1, 2023
Gross profit (in millions)	$13.5	$7.4
Gross profit as a percentage of net sales	11.4%	6.5%

Gross profit margin improvement between quarterly periods was driven by pricing increases achieved during the current year quarter as discussed above. The net impact of customer and supplier pricing for parts shipped during our fiscal 2024 first quarter and our prior fiscal year for which the price increases were finalized during the current quarter increased the current year quarter gross profit margin percentage by 2.4 percentage points. Additionally, favorable impacts of ongoing customer price increases for parts shipped during the current year quarter, reduced zinc costs between quarterly periods, favorable absorption resulting from increased production and production efficiencies in Mexico were partially offset by an unfavorable U.S. dollar to Mexican peso exchange rate combined with the mandatory Mexican minimum wage increase in 2023 and higher freight costs, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	December 31, 2023	January 1, 2023
Expenses (in millions)	$13.4	$12.1
Expenses as a percentage of net sales	11.3%	10.7%

Engineering, selling and administrative expenses increased $1.3 million between quarterly periods due to one-time charges of approximately $900,000 associated with the transition of our Chief Executive Officer position as well as higher outside expenditures for new product development costs associated with utilizing third-party vendors for a portion of our development work.

Income from operations was $58,000 in the current year quarter compared to loss from operations of $4.7 million in the prior year quarter due to improvement in gross profit margin dollars partially offset by an increase in engineering, selling and administrative expenses as discussed above.

Effective June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Refer to the discussion of the Equity Restructuring Agreement within Joint Ventures and Majority Owned Subsidiaries included in the Notes to Financial Statements within this Form 10-Q for additional information regarding the sale of STRATTEC's VAST LLC interest to WITTE Automotive. The equity loss of joint ventures was $4,000 in the current year quarter compared to equity earnings of joint ventures of $588,000 in the prior year quarter. The current year quarter equity loss of joint ventures was the result of additional professional fees incurred during the period related to the sale of STRATTEC's investment in VAST LLC. The $4,000 is an adjustment to the gain on sale of VAST LLC, which was recorded in our fiscal 2023. Our adjusted loss on sale of VAST LLC totals $159,000.

Included in Other Income (Expense), net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	December 31, 2023	January 1, 2023
Foreign currency transaction gain (loss)	$147	$(514)
Realized and unrealized gain on peso forward contracts, net	826	319
Pension and postretirement plan cost	(99)	(131)
Rabbi trust gain	145	389
Other	83	(11)
	$1,102	$52

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
-
We entered into the Mexican peso currency forward contracts to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of December 31, 2023 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 25.3 percent and 40.8 percent for the three-month periods ended December 31, 2023 and January 1, 2023, respectively. The higher effective tax rate in the prior year three-month period was due to the impact of available R&D and foreign tax credits on projected pre-tax book losses for the fiscal year. The change in our effective tax rate between quarterly periods was also impacted by the sale of our interest in VAST LLC and the purchase of the remaining non-controlling interest in SPA, which were both effective June 30, 2023. Our prior year period effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC is taxed as a partnership for U.S. tax purposes. SPA was taxed as a partnership in our fiscal 2023.

Six months ended December 31, 2023 compared to the six months ended January 1, 2023

	Six Months Ended
	December 31, 2023	January 1, 2023
Net sales (in millions)	$253.9	$233.5

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Six Months Ended
	December 31, 2023	January 1, 2023
General Motors Company	$77.0	$73.7
Ford Motor Company	51.5	46.7
Stellantis	40.5	34.2
Tier 1 Customers	36.2	33.4
Commercial and Other OEM Customers	28.6	27.9
Hyundai / Kia	20.1	17.6
	$253.9	$233.5

The period-over-period sales increase of $20.4 million reflects net price increases from our major OEM customers of $18.8 million of which $9.3 million is attributed to ongoing increases in current part prices and $9.5 million relates to one-time retroactive price increases for parts shipped in the prior fiscal year for which the price increases were finalized during the current year-to-date period. Period-over-period sales were not materially impacted by the UAW strike. In addition to the net price increases, the following items specifically impacted sales to the noted customer groups between year-to-date periods:

-
Sales to Ford Motor Company were positively impacted due to new power end gate content we supply on the F-Series Super Duty Pickup.
-
Excluding the impact of net price increases described above, sales to Stellantis were negatively impacted by reduced customer vehicle production volumes, specifically related to several passenger car programs ending and customer plant shutdowns during the current year period affecting Chrysler Pacifica minivan production.
-
Sales to Tier 1 Customers improved in the current year period compared to the prior year period due to new door hardware content on the F-Series Super Duty Pickup, which is sold to a Tier 1 customer.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, increased slightly between year-to-date periods. Increased sales in the current year period for new business awarded from Aston Martin was mostly offset by decreased sales between periods due to door handle programs ending with Honda Motor Company.
-
Sales to Hyundai / Kia were positively impacted due to an overall increase in customer vehicle production volumes.

	Six Months Ended
	December 31, 2024		January 1, 2023
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct material costs	$140.6	55.4%	$139.3	59.6%
Labor and overhead costs	81.1	31.9	74.4	31.9
Total cost of goods sold	$221.7	87.3%	$213.7	91.5%

Prior year period reclassifications have been made for consistency with current year period presentation.

Total cost of goods sold increased $8.0 million between year-to-date periods. The period-over-period increase in direct material costs of $1.3 million was the result of $3.3 million of negotiated material price increases paid to key suppliers. Price increases paid to suppliers attributed to ongoing operations totaled $1.5 million, while the remaining $1.8 million relates to one-time retroactive price increases. The impact of material price increases paid to suppliers was partially offset by reduced zinc costs of approximately $1.6 million in the current year period as compared to the prior year period. The period-over-period increase in labor and overhead costs of $6.7 million was impacted by the following:

-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $5.8 million in the current year period as compared to the prior year period due to an unfavorable Mexican peso to U.S. dollar exchange rate between periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 17.21 pesos to the dollar in the current year period from approximately 19.88 pesos to the dollar in the prior year period.
-
Mexico wages and benefits increased $2.8 million in the current year period as compared to the prior year period as a result of a January 1, 2023 20 percent government mandated minimum wage increase. This increase was partially offset by $1.2 million due to a September 2023 salaried staff reduction in Mexico and current year period production efficiencies that controlled headcount and hours worked.
-
Freight costs increased $2.3 million between year-to-date periods due to an increase in shipments from foreign vendors, a change in shipping terms with a major supplier that occurred in June 2023, and an increase in expedited shipments.

The unfavorable impact of specific labor and overhead cost increases noted above was partially offset by favorable absorption of our fixed overhead costs in the current year period as compared to the prior year period due to higher production volumes between year-to-date periods associated with increases in finished and work in process inventories during the current year-to-date period and reductions in finished and work in process inventories during the prior year-to-date period.

	Six Months Ended
	December 31, 2023	January 1, 2023
Gross profit (in millions)	$32.2	$19.9
Gross profit as a percentage of net sales	12.7%	8.5%

Gross profit margin improvement between year-to-date periods was driven by pricing increases achieved during the current year period as discussed above. The net impact of one-time retroactive customer and supplier pricing in the current year period increased the gross profit margin percentage by 2.7 percentage points. Additional current year period favorable impacts of ongoing customer price increases, reduced zinc costs between year-to-date periods, favorable absorption resulting from increased production and production efficiencies in Mexico were partially offset by ongoing price increases paid to suppliers, an unfavorable U.S. dollar to Mexican peso exchange rate combined with the mandatory Mexican minimum wage increase in 2023, and higher freight costs, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Six Months Ended
	December 31, 2023	January 1, 2023
Expenses (in millions)	$26.1	$24.8
Expenses as a percentage of net sales	10.3%	10.6%

Engineering, selling and administrative expenses increased $1.3 million between year-to-date periods due to one-time charges of approximately $900,000 associated with the transition of our Chief Executive Officer position as well as higher outside expenditures for new product development costs associated with utilizing third-party vendors for a portion of our development work.

Income from operations was $6.2 million in the current year period compared to loss from operations of $4.9 million in the prior year period due to improvement in gross profit margin dollars partially offset by an increase in engineering, selling and administrative expenses as discussed above.

Effective June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Refer to the discussion of the Equity Restructuring Agreement within Joint Ventures and Majority Owned Subsidiaries included in the Notes to Financial Statements within this Form 10-Q for additional information regarding the sale of STRATTEC's VAST LLC interest to WITTE Automotive. The equity loss of joint ventures was $269,000 in the current year period compared to equity earnings of joint ventures of $1.1 million in the prior year period. The current year period equity loss of joint ventures was the result of additional professional fees incurred during the period related to the sale of STRATTEC's interest in VAST LLC. The $269,000 is an adjustment to the gain on sale of VAST LLC of $110,000, which was recorded in our fiscal 2023. Our adjusted loss on sale of VAST LLC totals $159,000.

Included in Other Income (Expense), net in the current year period and prior year period were the following items (in thousands):

	Six Months Ended
	December 31, 2023	January 1, 2023
Foreign currency transaction gain (loss)	$349	$(585)
Realized and unrealized gain on peso forward contracts	826	522
Pension and postretirement plan cost	(197)	(260)
Rabbi trust gain	103	23
Other	155	59
	$1,236	$(241)

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
-
We entered into the Mexican peso currency forward contracts to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of December 31, 2023 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 24.0 percent and 40.7 percent for the six-month periods ended December 31, 2023 and January 1, 2023, respectively. The higher effective tax rate in the prior year six-month period was due to the impact of available R&D and foreign tax credits on projected pre-tax book losses for the fiscal year. The change in our effective tax rate between quarterly periods was also impacted by the sale of our interest in VAST LLC and the purchase of the remaining non-controlling interest in SPA, which were both effective June 30, 2023. Our prior year period effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC is taxed as a partnership for U.S. tax purposes. SPA was taxed as a partnership in our fiscal 2023.

Liquidity and Capital Resources

Working Capital (in millions)

	December 31, 2023	July 2, 2023
Current assets	$222.3	$225.8
Current liabilities	106.3	109.0
Working capital	$116.0	$116.8

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of December 31, 2023 was as follows (in millions):

General Motors Company	$21.7
Ford Motor Company	$13.5
Stellantis	$9.4

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of December 31, 2023, $3.3 million of our $11.6 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Six Months Ended
	December 31, 2023	January 1, 2023
Cash flows from (in millions):
Operating activities	$(6.9)	$8.7
Investing activities	$(2.4)	$(9.6)
Financing activities	$—	$5.5

The reduction in cash provided by operating activities between periods was due to an increase in working capital requirements between periods partially offset by improved profitability in the current year period as compared to the prior year period. Working capital requirement changes between periods were comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Six Months Ended
	December 31, 2023	January 1, 2023	Change
Accounts receivable	$(19.2)	$(2.7)	$(16.5)
Inventory	$11.8	$(12.6)	$24.4
Other assets	$12.4	$11.2	$1.2
Accounts payable and accrued liabilities	$16.0	$2.3	$13.7

Set forth below is a summary of the items impacting the change in our working capital requirements between periods:

-
Accounts receivable balances decreased in the current year period due a reduction in sales in the December 2023 quarter as compared to the June 2023 quarter and the collection of billings for customer tooling, which were outstanding as of June 2023.
-
The change in inventory levels reflected an increase during the current year period and a decrease during the prior year period. The current year period increase in finished, in-process and purchased material inventory balances is due to actual December 2023 sales volumes being lower than customer planned releases and the initial purchase of materials required for new program launches, which are scheduled during the remainder of our fiscal 2024. The prior year period decrease was due to a reduction in inventory balances to align with historical customer production patterns.
-
The change in other assets includes an increase in balances during both the current and prior year to date periods. Customer tooling balances increased during both periods. Additionally, the current year period includes an increase in value-added tax recoverable balances related to our operations in Mexico. Customer tooling balances changed due to the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement. Value-added tax recoverable balances increased $10.0 million during the current year period due to a temporary issue with our Mexican tax certification. Although the certification issue was resolved during the quarter ended December 31, 2023, we were required to pay VAT on all parts temporarily imported into Mexico before seeking reimbursement for periods in which the certification issue was outstanding, which periods are now open to audit with the Mexican tax authority. The temporary increases in the VAT recoverable balance will remain elevated until the periods under audit are closed.
-
Accounts payable and accrued liability balances decreased in the current year period. Accounts payable balances for each period reflected the timing of purchases and payments with our vendors based on normal, established payment terms. The current year period reduction is primarily due to a change in inventory management, shipping terms, and payment terms with a significant vendor during the fourth quarter of our fiscal 2023. Increased accounts payable balances as of June 2023 that resulted from the change were paid during the current year period.

Net cash used in investing activities during the current year period of $2.4 million included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $4.4 million, offset by $2.0 million in proceeds received from the sale of our investment in VAST LLC, which sale was effective during the fourth quarter of our fiscal 2023. Net cash used in investing activities during the prior year period of $9.6 million included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $9.5 million and an investment in our VAST LLC joint venture of $104,000.

Net cash provided by financing activities of $37,000 during the current year period included $2 million of borrowings under our credit facility, which borrowings were repaid during the period resulting in no net impact to the change in cash during the period, and $37,000 received for purchases under our employee stock purchase plan. Net cash provided by financing activities of $5.5 million during the prior year period included $9 million of additional borrowings under our credit facility and $146,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $3.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries.

We anticipate total capital expenditures will be approximately $9 million to $12 million in fiscal 2024, of which $4.4 million has been made through December 31, 2023, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at December 31, 2023. A total of 3,655,322 shares have been repurchased over the life of the program through December 31, 2023, at a cost of approximately $136.4 million. No shares were repurchased during the six-month periods ended December 31, 2023 or January 1, 2023. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2024.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The STRATTEC Credit Facility expires August 1, 2026. The ADAC-STRATTEC Credit Facility expires August 1, 2024. We are working with BMO Harris Bank on a renewal of the ADAC-STRATTEC Credit Facility for completion in our fiscal 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 22, 2023, SOFR plus 1.35 percent for the period February 23, 2023 through September 5, 2023, and SOFR plus 1.85 percent subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 6, 2023 and SOFR plus 1.35 percent subsequent to February 6, 2023. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 31, 2023, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility at December 31, 2023 or July 2, 2023. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $66,000 and 8.5 percent, respectively, during the six-month period ended December 1, 2023. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $13 million at December 31, 2023 and at July 2, 2023. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $13.0 million and 6.7 percent, respectively, during the six-month period ended December 31, 2023.

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

Item 2 Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 31, 2023, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six-month period ended December 31, 2023.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—

(c) Trading Plans.

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any "Rule 10b5-1 trading arrangement".

Item 6 Exhibits

(a)
Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-K filed on September 7, 2017.)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-Q report filed on November 7, 2019.)

3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 8-K report filed on October 21, 2021.)

3.4	Amended By-laws of the Company (Incorporated by reference from Exhibit 99.3 to the Form 8-K filed on October 7, 2005.)

10.1	STRATTEC SECURITY CORPORATION EMPLOYEE STOCK PURCHASE PLAN (Amended effective as of November 1, 2023)

10.2

Retirement Agreement and General Release dated November 21, 2023 between the Company and Frank J. Krejci (Incorporated by reference from Exhibit 10.1 to the Form 8-K/A report filed on November 21, 2023)

10.3	Retention Agreement dated November 22, 2023 between the Company and Dennis Bowe (Incorporated by reference from Exhibit 10.1 to the Form 8-K report filed on November 28, 2023)

10.4	Retention Agreement dated November 22, 2023 between the Company and Richard P. Messina (Incorporated by reference from Exhibit 10.2 to the Form 8-K report filed on November 28, 2023)

10.5

STRATTEC SECURITY CORPORATION AMENDED AND RESTATED STOCK INCENTIVE PLAN (Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2023 and adopted by the shareholders on October 10, 2023)

31.1	Rule 13a-14(a) Certification for Frank J. Krejci, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Dennis Bowe, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss); (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 8, 2024	By:	/s/ Dennis Bowe
Dennis Bowe
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)