Form 10-Q
period 2024-03-31
STRATTEC SECURITY CORP
filed 2024-05-09
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Common stock, par value $0.01 per share: 4,068,311 shares outstanding as of April 1, 2024 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 31, 2024

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers’ product recall policies, work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, delays and restrictions impacting the import of goods and components stemming from heightened security procedures implemented by the U.S. Government related to U.S.-Mexico border crossings, the volume and scope of product returns or customer cost reimbursement actions, changes in the costs of operations, warranty claims, adverse business and operational issues resulting from any material global supply chain and logistics disruption, the ongoing and lingering effects of the semiconductor chip supply shortages, matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof, matters related to pricing actions implemented by the Company and customer responses and concessions related to same, and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 7, 2023 with the Securities and Exchange Commission (“SEC”) for the year ended July 2, 2023.

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

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net sales	$140,773	$127,183	$394,711	$360,727
Cost of goods sold	126,089	117,182	347,810	330,843
Gross profit	14,684	10,001	46,901	29,884
Engineering, selling and administrative expenses	12,725	12,485	38,778	37,266
Income (loss) from operations	1,959	(2,484)	8,123	(7,382)
Equity earnings (loss) of joint ventures	—	819	(269)	1,934
Interest expense	(222)	(266)	(661)	(591)
Interest income	143	—	337	—
Other (expense) income, net	(208)	(1,223)	1,028	(1,464)
Income (loss) before provision for income taxes and non-controlling interest	1,672	(3,154)	8,558	(7,503)
Provision (benefit) for income taxes	546	133	2,197	(1,638)
Net income (loss)	1,126	(3,287)	6,361	(5,865)
Net loss attributable to non- controlling interest	(380)	(1,031)	(332)	(1,895)
Net income (loss) attributable to STRATTEC SECURITY CORPORATION	$1,506	$(2,256)	$6,693	$(3,970)

Comprehensive income (loss):
Net income (loss)	$1,126	$(3,287)	$6,361	$(5,865)
Pension and postretirement plans, net of tax	46	350	139	490
Currency translation adjustments	1,043	3,451	1,408	3,198
Other comprehensive income, net of tax	1,089	3,801	1,547	3,688
Comprehensive income (loss)	2,215	514	7,908	(2,177)
Comprehensive income (loss) attributable to non-controlling interest	36	116	226	(223)
Comprehensive income (loss) attributable to STRATTEC SECURITY CORPORATION	$2,179	$398	$7,682	$(1,954)

Earnings (loss) per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.38	$(0.57)	$1.69	$(1.01)
Diluted	$0.37	$(0.57)	$1.67	$(1.01)

Weighted Average shares outstanding:
Basic	3,988	3,928	3,971	3,918
Diluted	4,017	3,928	3,996	3,918

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	March 31, 2024	July 2, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$9,594	$20,571
Receivables, net	97,524	89,811
Inventories:
Finished products	13,024	15,935
Work in process	14,721	15,816
Purchased materials	50,867	45,846
Inventories, net	78,612	77,597
Customer tooling in progress, net	25,505	20,800
Value-added tax recoverable	19,272	7,912
Other current assets	10,423	9,091
Total current assets	240,930	225,782
Deferred income taxes	13,713	13,619
Other long-term assets	5,596	7,083
Property, plant and equipment	306,371	300,176
Less: accumulated depreciation	(218,061)	(205,730)
Net property, plant and equipment	88,310	94,446
	$348,549	$340,930
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,582	$57,927
Accrued Liabilities:
Payroll and benefits	27,268	22,616
Value-added tax payable	8,906	6,499
Environmental	1,390	1,390
Warranty	8,905	9,725
Other	10,721	10,829
Total accrued liabilities	57,190	51,059
Borrowings under credit facilities – current	13,000	—
Total current liabilities	120,772	108,986
Borrowings under credit facilities – long-term	—	13,000
Accrued pension obligations	1,326	1,206
Accrued postretirement obligations	1,137	1,157
Other long-term liabilities	5,200	5,557
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,586,920 issued shares at March 31, 2024 and 7,530,170 issued shares at July 2, 2023	76	75
Capital in excess of par value	101,453	100,309
Retained earnings	240,992	234,299
Accumulated other comprehensive loss	(13,205)	(14,194)
Less: treasury stock, at cost (3,598,834 shares at March 31, 2024 and 3,601,124 shares at July 2, 2023)	(135,489)	(135,526)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	193,827	184,963
Non-controlling interest	26,287	26,061
Total shareholders’ equity	220,114	211,024
	$348,549	$340,930

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2024	April 2, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,361	$(5,865)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	12,774	13,145
Foreign currency transaction loss	126	2,114
Unrealized (gain) loss on peso forward contracts	(604)	93
Stock-based compensation expense	1,224	1,139
Equity loss (earnings) of joint ventures	269	(1,934)
Loss on settlement of pension obligation	—	217
Change in operating assets and liabilities:
Receivables	(7,507)	(7,584)
Inventories	(1,015)	10,867
Other assets	(16,898)	(17,518)
Accounts payable and accrued liabilities	(2,355)	12,468
Other, net	402	370
Net cash (used in) provided by operating activities	(7,223)	7,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of interest in VAST LLC	2,000	—
Investment in joint ventures	—	(237)
Purchase of property, plant and equipment	(6,065)	(13,724)
Proceeds received on sale of property, plant and equipment	—	15
Net cash used in investing activities	(4,065)	(13,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	2,000	13,000
Repayment of borrowings under credit facilities	(2,000)	(3,000)
Dividends paid to non-controlling interests of subsidiaries	—	(600)
Exercise of stock options and employee stock purchases	55	164
Net cash provided by financing activities	55	9,564
Foreign currency impact on cash	256	182
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,977)	3,312

CASH AND CASH EQUIVALENTS
Beginning of period	20,571	8,774
End of period	$9,594	$12,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,177	$1,573
Interest	$659	$485
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(264)	$(1,207)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Financial Statements

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive access control products including mechanical locks and keys, electronically enhanced locks and keys, fobs, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings, latches, power sliding door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles and related products for primarily North American automotive customers. We also supply global automotive manufacturers through a unique strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany, and ADAC Automotive (“ADAC”) of Grand Rapids, Michigan, which was restructured effective as of June 30, 2023 as described elsewhere herein. Under this relationship, STRATTEC, WITTE and ADAC market the products of each company to global customers as cooperating partners of the “VAST Automotive Group” brand name (as more fully described herein). STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, China and India, and we, along with WITTE and ADAC, provide full service and aftermarket support for each VAST Automotive Group partner’s products. As noted below, effective as of June 30, 2023, we sold our one-third ownership interest in Vehicle Access Systems Technologies LLC ("VAST LLC") to WITTE and entered into a cooperation framework agreement with WITTE related to VAST LLC which provides an ongoing framework for the parties to collaborate on global programs related to product development and manufacturing.

The accompanying condensed consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned subsidiaries STRATTEC de Mexico and STRATTEC POWER ACCESS LLC ("SPA"), and its majority owned subsidiary, ADAC-STRATTEC, LLC. Effective June 30, 2023, SPA became a wholly owned subsidiary of STRATTEC as a result of the purchase of its remaining non-controlling interest by STRATTEC. Prior to June 30, 2023, STRATTEC owned 80 percent of SPA. STRATTEC is headquartered in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and SPA have operations in El Paso, Texas and Juarez and Leon, Mexico. Effective June 30, 2023, we sold our equity investment in VAST LLC to WITTE. Prior to the sale, our equity investment in VAST LLC, for which we exercised significant influence but did not control and was not a variable interest entity of STRATTEC, was accounted for using the equity method. VAST LLC consisted primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. The results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis. We have one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of March 31, 2024 and July 2, 2023, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

Interim financial results are not necessarily indicative of operating results for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the STRATTEC SECURITY CORPORATION 2023 Form 10-K, which was filed with the SEC on September 7, 2023.

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

The impact of the prior period corrections on the components of Stockholders’ Equity and the related components of Accumulated Other Comprehensive Loss was as follows (thousands of dollars):

	July 3, 2022
	Previously Reported	Adjustment	As Reported
Retained earnings	$241,504	$(535)	$240,969
Accumulated other comprehensive loss	(18,657)	69	(18,588)
Total STRATTEC SECURITY CORPORATION shareholders' equity	188,866	(466)	188,400
Total shareholders' equity	$220,413	$(466)	$219,947

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(16,723)	$(10)	$(16,733)
Retirement and postretirement benefit plans	(1,934)	79	(1,855)
Accumulated other comprehensive loss	$(18,657)	$69	$(18,588)

The correction of prior period amounts had no impact on amounts previously reported in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) or in the Condensed Consolidated Statements of Cash Flows during the three-month and nine-month periods ended April 2, 2023. In conjunction with the correction of the prior period amounts, the Shareholders’ Equity and Accumulated Other Comprehensive Loss footnotes were impacted by the above adjustments.

Risks and Uncertainties

STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry. In our fiscal year 2023, the inflationary pressures negatively affected the areas of raw materials, purchased materials and wage rates in Mexico, resulting in increased raw material and purchase part costs in the year. While our results for the nine-month period ended March 2024 reflect reduced raw material costs as compared to prior year period, inflationary pressures on purchased materials and wage rates in Mexico persist, thus continuing to negatively impact our operating results for fiscal 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update enhances annual and interim reportable segment disclosures primarily by requiring disclosures about significant reportable segment expenses and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This update is to be applied retrospectively to all periods presented in the financial statements. As a result of this update, we will be required to provide single reportable segment disclosure. Annual reporting under this update becomes effective for our 2025 fiscal year. Interim reporting under this update becomes effective for us in our fiscal 2026. We are currently assessing the required disclosure impacts of this update.

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

Subsequent Event

Subsequent to March 31, 2024, we received customer approval for the reimbursement of $3.1 million of previously incurred engineering development costs. These costs were previously expensed and will be recorded as a reduction of engineering, selling and administrative expenses in our fiscal 2024 fourth quarter.

Value-Added Tax

Our Mexican entities are subject to value-added tax ("VAT"). VAT is paid on goods and services and collected on sales. A VAT certification generally allows for relief from VAT tax for temporarily imported goods. Our VAT recoverable and payable balances were increased as of July 2, 2023 due to several monthly tax periods being open to audit by the Mexican tax authority. As of March 31, 2024, the audits for periods prior to July 2023 have been closed. VAT recoverable balances increased $11.4 million during the nine-month period ended March 31, 2024 mostly due a temporary issue with our VAT tax certification. Although the certification issue was resolved during the quarter ended December 31, 2023, we were required to pay VAT on all parts temporarily imported into Mexico before seeking reimbursement for periods in which the certification issue was outstanding, which periods are now open to audit with the Mexican tax authority along with all periods subsequent to resolution of the certification issue. VAT payable balances increased $2.4 million during the nine-month period ended March 31, 2024 mostly due to all periods subsequent to resolution of the VAT certificate issue being under audit. We believe temporary increases in the VAT recoverable and payable balances will remain elevated until the periods under audit are closed.

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

The following table quantifies the outstanding Mexican peso forward contracts as of March 31, 2024 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	April 9, 2024 − June 11, 2024	$6,000	18.366	$604

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	March 31, 2024	July 2, 2023
Not designated as hedging instruments:
Other current assets:
Mexican peso forward contracts	$604	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other (Expense) Income, net on the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Not designated as hedging instruments:
Realized and unrealized gain, net	$265	$404	$1,091	$926

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of March 31, 2024 and July 2, 2023. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi trust assets:
Stock Index Funds:
Small cap	$88	$—	$—
Mid cap	168	—	—
Large cap	336	—	—
International	396	—	—
Fixed income funds	455	—	—
Cash and cash equivalents	—	1,361	—
Mexican peso forward contracts	—	604	—
Total assets at fair value	$1,443	$1,965	$—

The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. As of March 31, 2024, $1.2 million of the Rabbi Trust asset balance was included in Other Current Assets and $1.6 million was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

Investment in Joint Ventures and Majority Owned Subsidiaries

Prior to June 30, 2023, we participated in certain Alliance Agreements with WITTE and ADAC. WITTE is a privately held automotive supplier that designs, manufactures and markets automotive components, including hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. WITTE’s primary market for these products has been Europe. ADAC is a privately held automotive supplier and manufacturer of engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes. ADAC's primary market for these products is North America.

The Alliance Agreements included a set of cross-licensing agreements for the manufacture, distribution and sale of WITTE products by STRATTEC and ADAC in North America, and the manufacture, distribution and sale of STRATTEC and ADAC products by WITTE in Europe. Additionally, VAST LLC, a joint venture company in which WITTE, STRATTEC and ADAC each held a one-third equity interest, existed to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. As a result of these relationships, the entities involved purchased component products from each other for use in end products assembled and sold in their respective home markets. STRATTEC purchased such component parts from WITTE. These purchases totaled $240,000 and $515,000 during the three- and nine-month periods ended April 2, 2023. WITTE was no longer a related party as of July 2, 2023 as a result of the Equity Restructuring Agreement discussed below.

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

Effective June 30, 2023, we entered into and completed transactions contemplated by an Equity Restructuring Agreement ("Restructuring Agreement") between STRATTEC and WITTE. Pursuant to the terms of the Restructuring Agreement, STRATTEC sold its one-third interest in VAST LLC to WITTE and STRATTEC purchased WITTE's 20 percent non-controlling interest in SPA along with the net assets of VAST LLC's Korea branch office. As of June 30, 2023, the Korean branch office is wholly owned by STRATTEC and its subsequent financial results are consolidated with the financial results of STRATTEC. We believe the Restructuring Agreement positions STRATTEC to redeploy assets, both financial and technical, to create greater focus on STRATTEC-specific strategic growth opportunities in North America and around the world. We also expect that this transaction allows STRATTEC to be well-positioned to take advantage of new opportunities, including more of our product applications on Electric Vehicles, growing consumer demand for Power Access products, expansion of electronics capabilities and other new automotive products. Moreover, we expect it to also give us greater resources to further explore diversification of markets, complimentary technology and regions outside of North America. As part of the Restructuring Agreement, STRATTEC also entered into a cooperation framework agreement with WITTE related to VAST LLC which provides a framework for the parties to collaborate on global automotive programs related to product development and manufacturing.

Prior to the restructuring agreement, VAST LLC investments were accounted for using the equity method of accounting. Results of the VAST LLC foreign subsidiaries and joint venture were reported on a one-month lag basis. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity loss of joint ventures of $269,000 during the nine-month period ended March 31, 2024, which loss was the result of additional professional fees incurred related to the Restructuring Agreement. The current year period loss is an adjustment to the gain on sale of VAST LLC of $110,000, which was recorded in our fiscal 2023. Our adjusted loss on sale of VAST LLC totals $159,000 as of March 31, 2024. During July 2023, STRATTEC received the final $2.0 million net purchase price due under the Restructuring Agreement. The activities of the VAST LLC foreign subsidiaries and joint ventures resulted in equity earnings of joint ventures to STRATTEC of approximately $1.9 million during the nine-month period ended April 2, 2023. During the nine-month period ended April 2, 2023, capital contributions totaling $711,000 were made to VAST for purposes of funding operations in Brazil. STRATTEC's portion of the capital contributions totaled $237,000. As of June 30, 2023, STRATTEC had no continuing involvement in VAST LLC other than under the cooperation framework agreement described above.

SPA was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate, tail gate and deck lid system access control products which were acquired from Delphi Corporation. Prior to the Restructuring Agreement, SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE. As a result of the Restructuring Agreement, STRATTEC purchased the remaining 20 percent interest in SPA, and SPA became a wholly owned subsidiary of STRATTEC. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC.

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales to STRATTEC of approximately $98.8 million with no impact to net income during the nine-month period ended March 31, 2024 and increased net sales and reduced net income to STRATTEC of approximately $89.4 million and $1.8 million, respectively, during the nine-month period ended April 2, 2023.

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

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Engineering, research and design fee charged to ADAC-STRATTEC LLC	$2,514	$2,158	$6,918	$6,257
Sales to ADAC	$2,460	$3,119	$7,315	$8,440

Equity Earnings (Loss) of Joint Ventures

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

The following are summarized statements of operations for VAST LLC (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net sales	$—	$44,989	$—	$168,088
Cost of goods sold	—	36,471	—	138,222
Gross profit	—	8,518	—	29,866
Engineering, selling and administrative expenses	—	6,872	—	24,631
Income from operations	—	1,646	—	5,235
Other income, net	—	1,167	—	1,625
Income before provision for income taxes	—	2,813	—	6,860
Provision for income taxes	—	360	—	1,110
Net income	$—	$2,453	$—	$5,750
STRATTEC's share of VAST LLC net income	—	818	—	1,917
Intercompany profit elimination	—	1	—	17
STRATTEC’s equity earnings of VAST LLC prior to impact of sale of VAST LLC	—	819	—	1,934
Loss on sale of VAST LLC	—	—	(269)	—
STRATTEC’s equity earnings (loss) of VAST LLC	$—	$819	$(269)	$1,934

We had sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged to us from VAST LLC for general headquarters expenses. As a result of the sale of our VAST LLC ownership interest to WITTE, VAST LLC was no longer a related party as of June 30, 2023. The following table summarizes these related party transactions with VAST LLC for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Sales to VAST LLC	$—	$6	$—	$33
Purchases from VAST LLC	$—	$12	$—	$39
Expenses charged to VAST LLC	$—	$59	$—	$301
Expenses charged from VAST LLC	$—	$191	$—	$643

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

March 31, 2024
Right-of use asset under operating lease:
Other long-term assets	$3,983
Lease obligation under operating lease:
Current liabilities: Accrued liabilities: other	$722
Other long-term liabilities	3,586
$4,308

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under these non-cancelable leases are as follows as of March 31, 2024 (in thousands):

2024 (for the remaining three months)	$239
2025	979
2026	1,026
2027	1,075
2028	1,127
Thereafter	558
Total future minimum lease payments	5,004
Less: Imputed interest	(696)
Total lease obligations	$4,308

Cash flow information related to the operating lease is shown below (in thousands):

	Nine Months Ended
	March 31, 2024	April 2, 2023
Operating cash flows:
Cash paid related to operating lease obligation	$530	$372

The weighted average lease term and discount rate for our operating leases are shown below:

March 31, 2024
Weighted average remaining lease term (in years)	4.7
Weighted average discount rate	6.2%

Operating lease expense was as follows for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Operating lease expense	$247	$125	$742	$372

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The STRATTEC Credit Facility expires August 1, 2026. The ADAC-STRATTEC Credit Facility expires August 1, 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 22, 2023, SOFR plus 1.35 percent for the period February 23, 2023 through September 5, 2023, and SOFR plus 1.85 percent subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 6, 2023 and SOFR plus 1.35 percent subsequent to February 6, 2023. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 31, 2024, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	March 31, 2024	July 2, 2023
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	13,000	13,000
	$13,000	$13,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
STRATTEC Credit Facility	$44	$3,755	8.5%	5.1%
ADAC-STRATTEC Credit Facility	$13,000	$12,234	6.7%	4.9%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at March 31, 2024 is adequate.

Shareholders’ Equity

A summary of activity impacting shareholders’ equity for the three- and nine-month periods ended March 31, 2024 and April 2, 2023 were as follows (in thousands):

	Three months ended March 31, 2024
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, December 31, 2023	$217,641	$76	$101,207	$239,486	$(13,878)	$(135,501)	$26,251
Net income	1,126	—	—	1,506	—	—	(380)
Translation adjustments	1,043	—	—	—	627	—	416
Stock based compensation	240	—	240	—	—	—	—
Pension and postretirement adjustment, net of tax	46	—	—	—	46	—	—
Employee stock purchases	18	—	6	—	—	12	—
Balance, March 31, 2024	$220,114	$76	$101,453	$240,992	$(13,205)	$(135,489)	$26,287

	Three months ended April 2, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, January 1, 2023	$217,676	$75	$102,520	$239,255	$(19,226)	$(135,556)	$30,608
Net loss	(3,287)	—	—	(2,256)	—	—	(1,031)
Translation adjustments	3,451	—	—	—	2,304	—	1,147
Stock based compensation	265	—	265	—	—	—	—
Pension and postretirement adjustment, net of tax	350	—	—	—	350	—	—
Employee stock purchases	18	—	4	—	—	14	—
Balance, April 2, 2023	$218,473	$75	$102,789	$236,999	$(16,572)	$(135,542)	$30,724

	Nine months ended March 31, 2024
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 2, 2023	$211,024	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061
Net income	6,361	—	—	6,693	—	—	(332)
Translation adjustments	1,408	—	—	—	850	—	558
Purchase of SPA non- controlling interest	(97)	—	(97)	—	—	—	—
Stock based compensation	1,224	—	1,224	—	—	—	—
Pension and postretirement adjustment, net of tax	139	—	—	—	139	—	—
Employee stock purchases	55	1	17	—	—	37	—
Balance, March 31, 2024	$220,114	$76	$101,453	$240,992	$(13,205)	$(135,489)	$26,287

	Nine months ended April 2, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 3, 2022	$219,947	$75	$101,524	$240,969	$(18,588)	$(135,580)	$31,547
Net loss	(5,865)	—	—	(3,970)	—	—	(1,895)
Dividend declared – non- controlling Interests of subsidiaries	(600)	—	—	—	—	—	(600)
Translation adjustments	3,198	—	—	—	1,526	—	1,672
Stock based compensation	1,139	—	1,139	—	—	—	—
Pension and postretirement adjustment, net of tax	490	—	—	—	490	—	—
Stock option exercises	109	—	109	—	—	—	—
Employee stock purchases	55	—	17	—	—	38	—
Balance, April 2, 2023	$218,473	$75	$102,789	$236,999	$(16,572)	$(135,542)	$30,724

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

Contract Balances:

We have no material contract assets or contract liabilities as of March 31, 2024 or July 2, 2023.

Revenue by Product Group and Customer:

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Door handles & exterior trim	$35,909	$30,834	$98,831	$89,384
Power access	35,116	31,046	93,851	82,332
Keys & locksets	25,973	27,625	80,885	81,006
Latches	18,976	14,150	49,249	42,570
User interface controls	12,462	9,989	34,476	27,727
Aftermarket & OE service	9,232	11,345	29,164	31,486
Other	3,105	2,194	8,255	6,222
	$140,773	$127,183	$394,711	$360,727

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
General Motors Company	$42,713	$37,537	$119,735	$111,221
Ford Motor Company	30,794	23,293	82,337	70,058
Stellantis	18,461	21,610	58,958	55,760
Tier 1 Customers	20,916	19,742	57,093	53,134
Commercial and Other OEM Customers	14,734	13,839	43,383	41,799
Hyundai / Kia	13,155	11,162	33,205	28,755
	$140,773	$127,183	$394,711	$360,727

Other (Expense) Income, net

Net other (expense) income included in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets and liabilities held by our Mexican subsidiaries. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 31, 2024 may or may not be realized in future periods. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Foreign currency transaction loss	$(475)	$(1,529)	$(126)	$(2,114)
Realized and unrealized gain on peso forward contracts, net	265	404	1,091	926
Pension and postretirement plans cost	(99)	(344)	(296)	(604)
Rabbi trust gain	83	108	186	131
Other	18	138	173	197
	$(208)	$(1,223)	$1,028	$(1,464)

Warranty

We have a warranty reserve recorded on our accompanying Condensed Consolidated Balance Sheets related to our known and potential exposure to warranty claims in the event our products fail to perform as expected and in the event we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty reserve balance involves judgment and estimates. Our reserve estimate is based on an analysis of historical warranty data as well as current trends and information. As additional information becomes available, actual results may differ from recorded estimates, which may require us to adjust the amount of our warranty provision. Changes in the warranty reserve for the three- and nine-month periods ended March 31, 2024 and April 2, 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Balance, beginning of period	$9,083	$7,760	$9,725	$8,100
Provision Charged to expense	276	1,331	323	1,511
Payments	(454)	(151)	(1,143)	(671)
Balance, end of period	$8,905	$8,940	$8,905	$8,940

Income Taxes

Our effective tax rate was 32.7 percent and (4.2) percent for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. Our effective tax rate was 25.7 percent and 21.8 percent for the nine-month periods ended March 31, 2024 and April 2, 2023, respectively. The effective rate estimate for the three-month period ended March 31, 2024 increased as compared to the prior year quarter as a result of a shift in our global earnings mix. The effective tax rate for the three-month period ended April 2, 2023 was impacted by an increase in our fiscal year 2023 pre-tax net loss estimate as of the end of our April 2, 2023 quarter as compared to our estimate as of our January 1, 2023 quarter. The change in our effective tax rate between three-month and nine-month periods was also impacted by the sale of our interest in VAST LLC and the purchase of the remaining non-controlling interest in SPA, which were both effective June 30, 2023. Our prior year period effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC is taxed as a partnership for U.S. tax purposes. SPA was taxed as a partnership in our fiscal 2023.

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2024			April 2, 2023
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic earnings (loss) per share	$1,506	3,988	$0.38	$(2,256)	3,928	$(0.57)
Stock option and restricted stock awards	—	29		—	—
Diluted earnings (loss) per share	$1,506	4,017	$0.37	$(2,256)	3,928	$(0.57)

	Nine Months Ended
	March 31, 2024			April 2, 2023
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic earnings (loss) per share	$6,693	3,971	$1.69	$(3,970)	3,918	$(1.01)
Stock option and restricted stock awards	—	25		—	—
Diluted earnings (loss) per share	$6,693	3,996	$1.67	$(3,970)	3,918	$(1.01)

The calculation of earnings (loss) per share excluded 8,270 share-based payment awards as of March 31, 2024 and 125,871 share-based payment awards as of April 2, 2023 because their inclusion would have been anti-dilutive.

Stock-based Compensation

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of March 31, 2024, the Board of Directors had designated 2,250,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of March 31, 2024 were 360,185. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under our stock incentive plan. Stock options granted under the plan may not be issued with an exercise price less than the fair market value of the common stock on the date the option is granted. Stock options become exercisable as determined at the date of grant by the Compensation Committee of the Board of Directors. The options expire 10 years after the grant date unless an earlier expiration date is set at the time of grant. The options vest 1 to 4 years after the date of grant as determined by the Compensation Committee. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee at the time the shares are granted and have a minimum vesting period of one year from the date of grant. Unvested restricted shares granted have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Restricted stock grants vest 1 to 3 years after the date of grant as determined by the Compensation Committee.

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

A summary of stock option activity under our stock incentive plan for the nine-month period ended March 31, 2024 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, July 2, 2023	32,561	$48.88
Expired	(24,491)	$38.71
Balance, March 31, 2024	8,070	$79.73	0.4	—
Exercisable, March 31, 2024	8,070	$79.73	0.4	—

The intrinsic value of stock options exercised and the fair value of stock options that vested during the three- and nine-month periods presented below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Intrinsic Value of Options Exercised	$—	$—	$—	$31
Fair Value of Stock Options Vesting	$—	$—	$—	$—

No options were granted during the three- and nine-month periods ended March 31, 2024 and April 2, 2023.

A summary of restricted stock activity under our stock incentive plan for the nine-month period ended March 31, 2024 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, July 2, 2023	87,900	$32.09
Granted	51,675	$22.16
Vested	(56,750)	$30.12
Forfeited	(2,600)	$30.34
Nonvested Balance, March 31, 2024	80,225	$27.22

As of March 31, 2024, all compensation cost related to outstanding stock options granted under our omnibus stock incentive plan has been recognized. As of March 31, 2024, there was approximately $1.2 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of .9 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

Pension and Postretirement Benefits

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. The Rabbi Trust assets had a value of $2.8 million at March 31, 2024 and $2.6 million at July 2, 2023. At March 31, 2024, $1.2 million of the Rabbi Trust asset balance was included in Other Current Assets and $1.6 million was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets. At July 2, 2023, the $2.6 million Rabbi Trust asset balance was included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Service cost	$21	$21	$2	$3
Interest cost	22	24	16	16
Plan Settlements	—	217	—	—
Amortization of unrecognized net loss	12	25	49	61
Net periodic benefit cost	$55	$287	$67	$80

	SERP Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Service cost	$63	$60	$7	$8
Interest cost	67	71	47	47
Plan settlements	—	217	—	—
Amortization of unrecognized net loss	35	87	147	182
Net periodic benefit cost	$165	$435	$201	$237

Accumulated Other Comprehensive Loss

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, December 31, 2023	$12,805	$1,073	$13,878
Other comprehensive income before reclassifications	(1,043)	—	(1,043)
Net other comprehensive income before reclassifications	(1,043)	—	(1,043)
Reclassifications:
Unrecognized net loss (A)	—	(61)	(61)
Income tax	—	15	15
Net reclassifications	—	(46)	(46)
Other comprehensive income	(1,043)	(46)	(1,089)
Other comprehensive income attributable to non- controlling interest	(416)	—	(416)
Balance, March 31, 2024	$12,178	$1,027	$13,205

	Three Months Ended April 2, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, January 1, 2023	$17,511	$1,715	$19,226
Other comprehensive income before reclassifications	(3,451)	(371)	(3,822)
Income tax	—	87	87
Net other comprehensive income before reclassifications	(3,451)	(284)	(3,735)
Reclassifications:
Unrecognized net loss (A)	—	(86)	(86)
Income tax	—	20	20
Net reclassifications	—	(66)	(66)
Other comprehensive income	(3,451)	(350)	(3,801)
Other comprehensive income attributable to non- controlling interest	(1,147)	—	(1,147)
Balance, April 2, 2023	$15,207	$1,365	$16,572

	Nine Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2023	$13,028	$1,166	$14,194
Other comprehensive income before reclassifications	(1,408)	—	(1,408)
Income tax	—	—	-
Net other comprehensive income before reclassifications	(1,408)	—	(1,408)
Reclassifications:
Unrecognized net loss (A)	—	(182)	(182)
Income tax	—	43	43
Net reclassifications	—	(139)	(139)
Other comprehensive income	(1,408)	(139)	(1,547)
Other comprehensive income attributable to non- controlling interest	(558)	—	(558)
Balance, March 31, 2024	$12,178	$1,027	$13,205

	Nine Months Ended April 2, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 3, 2022	$16,733	$1,855	$18,588
Other comprehensive income before reclassifications	(3,198)	(371)	(3,569)
Income tax	—	87	87
Net other comprehensive income before reclassifications	(3,198)	(284)	(3,482)
Reclassifications:
Unrecognized net loss (A)	—	(269)	(269)
Income tax	—	63	63
Net reclassifications	—	(206)	(206)
Other comprehensive income	(3,198)	(490)	(3,688)
Other comprehensive income attributable to non- controlling interest	(1,672)	—	(1,672)
Balance, April 2, 2023	$15,207	$1,365	$16,572

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

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its 2023 Form 10-K, which was filed with the SEC on September 7, 2023. Also, refer to discussion of prior period corrections under Basis of Financial Statements included in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Outlook

The key highlight of our fiscal year-to-date results has been $25.8 million of customer pricing increases, equating to $21.3 million gross margin improvement after factoring in the $4.5 million paid to key suppliers for negotiated price increases. Furthermore, of this $21.3 million gross margin improvement, $13.2 million is considered “ongoing” as it relates to present program price increases that will carry forward to subsequent years. For full fiscal year 2024, we now anticipate an annualized increase in “ongoing” pricing, net of higher costs paid to suppliers, to exceed the higher end of our originally targeted range of $10.0 million to $15.0 million. We do not anticipate any further material one-time retroactive pricing adjustments for the remainder of the fiscal year.

When excluding the $7.0 million of customer pricing from our third quarter net sales growth over prior year, we saw an increase in sales of 5.2% primarily driven by the launch of new product programs. We anticipate such growth will continue into the fourth quarter and into fiscal 2025.

From a cost of sales perspective, we anticipate continued cost pressures on our Mexican operations due to the current strength of the Mexican Peso relative to the U.S. Dollar and higher wages in Mexico driven by the Mexican government’s minimum wage increases, which have increased manufacturing costs fiscal year-to-date by $7.9 million and $4.6 million respectively. Additionally, we have experienced higher shipping costs fiscal year-to-date of $3.1 million, primarily driven by expedited shipping associated with the launch of new product programs. We expect some continuation of these higher costs while we implement the launch of the remaining new products.

To help offset the increased costs of our Mexican operations, we implemented a salaried staffing reduction in our Mexican operations in the 2024 first quarter that is projected to reduce costs by an annualized amount of approximately $800,000. Additionally, we anticipate our focus on reducing non-employee cost of sales will generate between $4 million and $5 million in savings in the full fiscal year, excluding the aforementioned higher shipping costs, driven by improved cost of raw materials and production efficiencies.

Regarding the balance sheet, we expect the balance of reimbursable customer tooling will begin to decrease significantly in the fourth quarter and continue decreasing in the first half of fiscal 2025 as we normalize to near historical levels by the end of the calendar year 2024 with the completed launch of the associated programs. We expect the Mexican VAT (see Note on page 8) will return to historical levels in first half of fiscal 2025 with the closing of the periods under audit. As for net inventory, we reduced our inventory balance by $10.8 million in the third quarter as we worked to reverse the inventory build that occurred in the first half of the fiscal year due to delays in new product launches and lower than anticipated sales. We remain committed to improving our inventory turn over the coming quarters. Lastly, we plan on renewing our ADAC-STRATTEC credit facility in the fourth quarter.

For our fiscal 2024 capital expenditures, we continue to anticipate to spend between $9 million to $12 million.

Analysis of Results of Operations

Three months ended March 31, 2024 compared to the three months ended April 2, 2023

	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales (in millions)	$140.8	$127.2

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	March 31, 2024	April 2, 2023
General Motors Company	$42.7	$37.5
Ford Motor Company	30.8	23.4
Stellantis	18.5	21.6
Tier 1 Customers	20.9	19.7
Commercial and Other OEM Customers	14.7	13.9
Hyundai / Kia	13.2	11.1
	$140.8	$127.2

The quarter-over-quarter sales increase of $13.6 million reflects net price increases from our major OEM customers of $7.0 million, which is primarily attributed to ongoing increases in current part prices. In addition to the net price increases, the following items specifically impacted sales to the noted customer groups between quarters:

-
Sales to General Motors Company were positively impacted by a favorable shift in product mix with increased sales of higher priced power access and user interface control products and reduced sales of lower priced key and lockset products.
-
Sales to Ford Motor Company were positively impacted by added power end gate content we supply on the F-Series Super Duty Pickup and by new tailgate latch content supplied on the Ford F-Series Pickups.
-
Sales to Stellantis were negatively impacted by reduced customer vehicle production volumes and reduced content we supply for the Dodge Ram Pickup and several passenger car programs ending.
-
Sales to Tier 1 Customers improved in the current year quarter compared to the prior year quarter due to new door hardware content on the F-Series Super Duty Pickup, which is sold to a Tier 1 customer.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, were positively impacted by sales for new business awarded from Aston Martin.
-
Sales to Hyundai / Kia were positively impacted due to an overall increase in customer vehicle production volumes between quarters.

	Three Months Ended
	March 31, 2024		April 2, 2023
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct material costs	$79.8	56.7%	$76.3	60.0%
Labor and overhead costs	46.3	32.9	40.9	32.1
Total cost of goods sold	$126.1	89.6%	$117.2	92.1%

Prior year quarter reclassifications have been made for consistency with current year quarter presentation.

Total cost of goods sold increased $8.9 million between quarterly periods. The quarter-over-quarter increase in direct material costs of $3.5 million was the result of the net increase in sales volumes and content we supply, as discussed above, and $1.2 million of negotiated material price increases paid to key suppliers, which were primarily attributable to ongoing operations. These unfavorable impacts were partially offset by reduced zinc costs of approximately $850,000 in the current year quarter as compared to the prior year quarter. The quarter-over-quarter increase in labor and overhead costs of $5.4 million was impacted by the following:

Cost Increases:

-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $2.1 million in the current year quarter as compared to the prior year quarter due to an unfavorable Mexican peso to U.S. dollar exchange rate between periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 16.97 pesos to the dollar in the current year quarter from approximately 18.56 pesos to the dollar in the prior year quarter.
-
Mexico wages and benefits increased $1.8 million in the current year quarter as compared to the prior year quarter as a result of annual wage increases, including a January 1, 2024 20 percent government mandated minimum wage increase.
-
The current year quarter includes expense provisions of $942,000 under our incentive bonus plan. No bonus expense provisions were recorded in the prior year quarter.
-
Freight costs increased $778,000 between quarterly periods due to a change in shipping terms with a major supplier that occurred in June 2023 and an increase in expedited shipments.

-
Current year quarter reductions in our finished and work in process inventories resulted in unfavorable absorption of labor and overhead costs in the current year quarter as compared to the prior year quarter.

Cost Decreases:

-
The prior year quarter included a $1.3 million warranty provision associated with a customer's specific warranty claim involving our product.
-
Mexico wages and benefits decreased by $384,000 due to a September 2023 salaried staff reduction in Mexico and current year period production efficiencies that controlled headcount and hours worked.

	Three Months Ended
	March 31, 2024	April 2, 2023
Gross profit (in millions)	$14.7	$10.0
Gross profit as a percentage of net sales	10.4%	7.9%

Gross profit margin improvement between quarterly periods was driven by pricing increases achieved during the current year quarter, as discussed above, reduced zinc and warranty costs between quarterly periods and production efficiencies in Mexico. These favorable impacts were partially offset by an unfavorable U.S. dollar to Mexican peso exchange rate combined with Mexico wage increases, higher freight costs, bonus expense provisions recorded in the current year quarter and unfavorable absorption of our fixed overhead costs in the current year quarter as compared to the prior year quarter, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Expenses (in millions)	$12.7	$12.5
Expenses as a percentage of net sales	9.0%	9.8%

Engineering, selling and administrative expenses were consistent between quarterly periods. Reductions in new product development costs with third-party vendors in the current year quarter as compared to the prior year quarter were offset by current year quarter expense provisions of $817,000 under our incentive bonus plan. No bonus expense provisions were recorded in the prior year quarter.

Income from operations was $2.0 million in the current year quarter compared to loss from operations of $2.5 million in the prior year quarter due to improvement in gross profit margin dollars as discussed above.

Equity earnings of joint ventures was $819,000 in the prior year quarter. Effective June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Refer to the discussion of the Equity Restructuring Agreement within Joint Ventures and Majority Owned Subsidiaries included in the Notes to Financial Statements within this Form 10-Q for additional information regarding the sale of STRATTEC's VAST LLC interest to WITTE Automotive.

Included in Other (Expense) Income, net in the current year quarter and prior year quarter were the following items (in thousands):

	Three Months Ended
	March 31, 2023	April 2, 2023
Foreign currency transaction loss	$(475)	$(1,529)
Realized and unrealized gain on peso forward contracts, net	265	404
Pension and postretirement plan cost	(99)	(344)
Rabbi trust gain	83	108
Other	18	138
	$(208)	$(1,223)

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
-
We entered into the Mexican peso currency forward contracts to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 31, 2024 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 32.7 percent and (4.2) percent for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. The effective rate estimate for the three-month period ended March 31, 2024 increased as compared to the prior year quarter as a result of a shift in our global earnings mix. The effective tax rate for the three-month period ended April 2, 2023 was impacted by an increase in our fiscal year 2023 pre-tax net loss estimate as of the end of our April 2, 2023 quarter as compared to our estimate as of our January 1, 2023 quarter. The change in our effective tax rate between quarterly periods was also impacted by the sale of our interest in VAST LLC and the purchase of the remaining non-controlling interest in SPA, which were both effective June 30, 2023. Our prior year period effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC is taxed as a partnership for U.S. tax purposes. SPA was taxed as a partnership in our fiscal 2023.

Nine months ended March 31, 2024 compared to the nine months ended April 2, 2023

	Nine Months Ended
	March 31, 2024	April 2, 2023
Net sales (in millions)	$394.7	$360.7

Net sales to each of our customers or customer groups in the current year period and prior year period were as follows (in millions):

	Nine Months Ended
	March 31, 2024	April 2, 2023
General Motors Company	$119.7	$111.2
Ford Motor Company	82.3	70.1
Stellantis	59.0	55.8
Tier 1 Customers	57.1	53.1
Commercial and Other OEM Customers	43.4	41.8
Hyundai / Kia	33.2	28.7
	$394.7	$360.7

The period-over-period sales increase of $34.0 million reflects net price increases from our major OEM customers of $25.8 million of which $15.9 million is attributed to ongoing increases in current part prices and $9.9 million relates to one-time retroactive price increases for parts shipped in the prior fiscal year for which the price increases were finalized during the current year-to-date period. Period-over-period sales were not materially impacted by the UAW strike. In addition to the net price increases, the following items specifically impacted sales to the noted customer groups between year-to-date periods:

-
Sales to General Motors Company were positively impacted by a favorable shift in product mix with increased sales of higher priced power access and user interface control products and reduced sales of lower priced key and lockset products.
-
Sales to Ford Motor Company were positively impacted by added power end gate content we supply on the F-Series Super Duty Pickup and by new tailgate latch content supplied on the Ford F-Series Pickups.
-
Excluding the impact of net price increases described above, sales to Stellantis were negatively impacted by several passenger car programs ending during the current year period, customer plant shutdowns during the current year period negatively impacting Chrysler Pacifica minivan production, and reduced customer vehicle production volumes and reduced content we supply on the Dodge Ram Pickup.
-
Sales to Tier 1 Customers improved in the current year period compared to the prior year period due to new door hardware content on the F-Series Super Duty Pickup, which is sold to a Tier 1 customer.

-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, were positively impacted by sales for new business awarded from Aston Martin in the current year period.
-
Sales to Hyundai / Kia were positively impacted due to an overall increase in customer vehicle production volumes between year-to-date period.

	Nine Months Ended
	March 31, 2024		April 2, 2023
	Millions of Dollars	Percent of Cost of Goods Sold	Millions of Dollars	Percent of Cost of Goods Sold
Direct material costs	$220.4	55.8%	$215.6	59.8%
Labor and overhead costs	127.4	32.3	115.2	31.9
Total cost of goods sold	$347.8	88.1%	$330.8	91.7%

Prior year period reclassifications have been made for consistency with current year period presentation.

Total cost of goods sold increased $17.0 million between year-to-date periods. The period-over-period increase in direct material costs of $4.8 million was the result of the net increase in sales volumes and content we supply, as discussed above, and $4.5 million of negotiated material price increases paid to key suppliers. Price increases paid to suppliers attributed to ongoing operations totaled $2.7 million while the remaining $1.8 million relates to one-time retroactive price increases. The impact of material price increases paid to suppliers was partially offset by reduced zinc costs of approximately $2.4 million in the current year period as compared to the prior year period. The period-over-period increase in labor and overhead costs of $12.2 million was impacted by the following:

Cost Increases:

-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $7.9 million in the current year period as compared to the prior year period due to an unfavorable Mexican peso to U.S. dollar exchange rate between periods. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 17.13 pesos to the dollar in the current year period from approximately 19.44 pesos to the dollar in the prior year period.
-
Mexico wages and benefits increased $4.6 million in the current year period as compared to the prior year period as a result of annual wage increases, including January 1, 2023 and January 1, 2024 20 percent government mandated minimum wage increases.
-
Freight costs increased $3.1 million between year-to-date periods due to an increase in shipments from foreign vendors, a change in shipping terms with a major supplier that occurred in June 2023, and an increase in expedited shipments.
-
The current year period includes expense provisions of $942,000 under our incentive bonus plan. No bonus expense provisions were recorded in the prior year period.

Cost Decreases:

-
Mexico wages and benefits decreased by $1.5 million due to a September 2023 salaried staff reduction in Mexico and current year period production efficiencies that controlled headcount and hours worked.
-
The prior year period included a $1.3 million warranty provision associated with a customer's specific warranty claim involving our product.
-
Absorption of our labor and overhead costs was favorable in the current year period as compared to the prior year period due to larger reductions in finished and work in process inventories in the prior year period.

	Nine Months Ended
	March 31, 2024	April 2, 2023
Gross profit (in millions)	$46.9	$29.9
Gross profit as a percentage of net sales	11.9%	8.3%

Gross profit margin improvement between year-to-date periods was driven by pricing increases achieved during the current year period as discussed above. The net impact of one-time retroactive customer and supplier pricing in the current year period increased the gross profit margin percentage by 1.8 percentage points. Additional current year period favorable impacts to the gross profit margin included ongoing customer price increases and other sales increases, as discussed above, reduced zinc and warranty costs between year-to-date periods, favorable absorption resulting from increased production and production efficiencies in Mexico. These favorable impacts were partially offset by ongoing price increases paid to suppliers, an unfavorable U.S. dollar to Mexican peso exchange rate combined with the mandatory Mexican minimum wage increase in 2023, higher freight costs, and bonus expense provisions recorded in the current year period, all as discussed above.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Nine Months Ended
	March 31, 2024	April 2, 2023
Expenses (in millions)	$38.8	$37.3
Expenses as a percentage of net sales	9.8%	10.3%

Engineering, selling and administrative expenses increased $1.5 million between year-to-date periods. The current year period includes one-time charges of approximately $1 million associated with the transition of our Chief Executive Officer and expense provisions of $817,000 under our incentive bonus plan. No bonus expense provisions were recorded in the prior year period.

Income from operations was $8.1 million in the current year period compared to loss from operations of $7.4 million in the prior year period due to improvement in gross profit margin dollars partially offset by an increase in engineering, selling and administrative expenses as discussed above.

Effective June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Refer to the discussion of the Equity Restructuring Agreement within Joint Ventures and Majority Owned Subsidiaries included in the Notes to Financial Statements within this Form 10-Q for additional information regarding the sale of STRATTEC's VAST LLC interest to WITTE Automotive. The equity loss of joint ventures was $269,000 in the current year period compared to equity earnings of joint ventures of $1.9 million in the prior year period. The current year period equity loss of joint ventures was the result of additional professional fees incurred during the period related to the sale of STRATTEC's interest in VAST LLC. The $269,000 is an adjustment to the gain on sale of VAST LLC of $110,000, which was recorded in our fiscal 2023. Our adjusted loss on sale of VAST LLC totals $159,000.

Included in Other (Expense) Income, net in the current year period and prior year period were the following items (in thousands):

	Nine Months Ended
	March 31, 2024	April 2, 2023
Foreign currency transaction loss	$(126)	$(2,114)
Realized and unrealized gain on peso forward contracts	1,091	926
Pension and postretirement plan cost	(296)	(604)
Rabbi trust gain	186	131
Other	173	197
	$1,028	$(1,464)

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
-
We entered into the Mexican peso currency forward contracts to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of March 31, 2024 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
-
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 25.7 percent and 21.8 percent for the nine-month periods ended March 31, 2024 and April 2, 2023, respectively. The change in our effective tax rate between periods was impacted by the sale of our interest in VAST LLC and the purchase of the remaining non-controlling interest in SPA, which were both effective June 30, 2023. Our prior year period effective tax rate differs from the statutory tax rate due to the application of the Global Intangible Low Taxed Income (GILTI) tax provisions, our available R&D tax credit and the non-controlling interest portion of our pre-tax income. The non-controlling interest portion impacts the effective tax rate as ADAC-STRATTEC LLC is taxed as a partnership for U.S. tax purposes. SPA was taxed as a partnership in our fiscal 2023.

Liquidity and Capital Resources

Working Capital (in millions)

	March 31, 2024	July 2, 2023
Current assets	$240.9	$225.8
Current liabilities	120.8	109.0
Working capital	$120.1	$116.8

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of March 31, 2024 was as follows (in millions):

General Motors Company	$28.5
Ford Motor Company	$18.9
Stellantis	$13.9

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of March 31, 2024, $1.7 million of our $9.6 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Nine Months Ended
	March 31, 2024	April 2, 2023
Cash flows from (in millions):
Operating activities	$(7.2)	$7.5
Investing activities	$(4.1)	$(13.9)
Financing activities	$—	$9.6

The reduction in cash provided by operating activities between periods was due to an increase in working capital requirements between periods partially offset by improved profitability in the current year period as compared to the prior year period. Working capital requirement changes between periods were comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Nine Months Ended
	March 31, 2024	April 2, 2023	Change
Accounts receivable	$7.5	$7.6	$(0.1)
Inventory	$1.0	$(10.9)	$11.9
Other assets	$16.9	$17.5	$(0.6)
Accounts payable and accrued liabilities	$2.4	$(12.5)	$14.9

Set forth below is a summary of the items impacting the change in our working capital requirements between periods:

-
Accounts receivable balances increased in the current year period and in the prior year period. The increases reflect increased sales levels as of the end of our third quarter during both fiscal periods.
-
The change in inventory levels reflected a decrease during the prior year period as a result of efforts to align inventory balances with historical customer production patterns during the March 2023 quarter.
-
The change in other assets includes an increase in balances during both the current and prior year to date periods. Customer tooling balances and value-added tax recoverable balances related to our operations in Mexico increased during both periods. Customer tooling balances changed due to the timing of tooling development spending required to meet customer production requirements and the timing of related customer billings for tooling cost reimbursement. Value-added tax recoverable balances increased $11.4 million during the current year period due to a temporary issue with our Mexican tax certification. Although the certification issue was resolved during the quarter ended December 31, 2023, we were required to pay VAT on all parts temporarily imported into Mexico before seeking reimbursement for periods in which the certification issue was outstanding, which periods are now open to audit with the Mexican tax authority. The temporary increases in the VAT recoverable balance will remain elevated until the periods under audit are closed. Value-added tax recoverable balances increased during the prior year period due to filed returns that were under audit and pending settlement. The prior year audits have since been closed.
-
Accounts payable and accrued liability balances increased in the prior year period. The increased accounts payable balances reflected the timing of purchases and payments with our vendors based on normal, established payment terms. Additionally, the accrued liability balances included an increase in value-added tax payable balances related to our operations in Mexico due to filed returns that were under audit and pending settlement. The prior year audits have since been closed.

Net cash used in investing activities during the current year period of $4.1 million included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $6.1 million, offset by $2.0 million in proceeds received from the sale of our investment in VAST LLC, which sale was effective during the fourth quarter of our fiscal 2023. Net cash used in investing activities during the prior year period of $13.9 million included capital expenditures made in support of requirements for new product programs and the upgrade and replacement of existing equipment of $13.7 million and investments in our VAST LLC joint venture of $237,000.

Net cash provided by financing activities of $55,000 during the current year period included $2 million of borrowings under our credit facility, which borrowings were repaid during the period resulting in no net impact to the change in cash during the period, and $55,000 received for purchases under our employee stock purchase plan. Net cash provided by financing activities of $9.6 million during the prior year period included $13 million of additional borrowings under our credit facility and $164,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan, partially offset by $3.0 million of repayments of borrowings under our credit facilities and $600,000 of dividend payments to non-controlling interests in our subsidiaries.

We anticipate total capital expenditures will be approximately $9 million to $12 million in fiscal 2024, of which $6.1 million has been made through March 31, 2024, in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at March 31, 2024. A total of 3,655,322 shares have been repurchased over the life of the program through March 31, 2024, at a cost of approximately $136.4 million. No shares were repurchased during the nine-month periods ended March 31, 2024 or April 2, 2023. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances. Based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2024.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $25 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The STRATTEC Credit Facility expires August 1, 2026. The ADAC-STRATTEC Credit Facility expires August 1, 2024. We are working with BMO Harris Bank on a renewal of the ADAC-STRATTEC Credit Facility for completion in our fiscal 2024. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 22, 2023, SOFR plus 1.35 percent for the period February 23, 2023 through September 5, 2023, and SOFR plus 1.85 percent subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 6, 2023 and SOFR plus 1.35 percent subsequent to February 6, 2023. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 31, 2024, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility at March 31, 2024 or July 2, 2023. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $44,000 and 8.5 percent, respectively, during the nine-month period ended March 31, 2024. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $13.0 million at March 31, 2024 and at July 2, 2023. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $13.0 million and 6.7 percent, respectively, during the nine-month period ended March 31, 2024.

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

Item 2 Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 31, 2024, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine-month period ended March 31, 2024.

Item 3 Defaults Upon Senior Securities—None

Item 4 Mine Safety Disclosures—None

Item 5 Other Information—

(c) Trading Plans.

During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6 Exhibits

(a)
Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-K filed on September 7, 2017.)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-Q report filed on November 7, 2019.)

3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 8-K report filed on October 21, 2021.)

3.4	Amended By-laws of the Company (Incorporated by reference from Exhibit 99.3 to the Form 8-K filed on October 7, 2005.)

31.1	Rule 13a-14(a) Certification for Rolando J. Guillot, Interim Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Dennis Bowe, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss); (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 9, 2024	By:	/s/ Dennis Bowe
Dennis Bowe
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)