Form 10-K
period 2024-06-30
STRATTEC SECURITY CORP
filed 2024-09-05
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2024.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25150

STRATTEC SECURITY CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1804239
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 West Good Hope Road, Milwaukee, WI 53209

(Address of principal executive offices)

Registrant’s telephone number, including area code: (414) 247-3333

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 29, 2023 (the last business day of the Registrant’s most recently completed second quarter), was approximately $96,493,000 (based upon the last reported sale price of the Common Stock at December 29, 2023 on the NASDAQ Global Market). Shares of common stock held by any executive officer or director of the registrant have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On August 2, 2024, there were outstanding 4,068,052 shares of the Registrant’s $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Part III of this report incorporates information by reference from registrant's Proxy Statement for the annual meeting of its shareholders to be held on October 23, 2024.

STRATTEC SECURITY CORPORATION

ANNUAL REPORT IN FORM 10-K

June 30, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K as well as in portions of the Company’s Proxy Statement, dated September 20, 2024, which is incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “would,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “could,” or the negative of these terms or words of similar meaning. These statements include expected future financial results, product offerings, global expansion, liquidity needs, financing ability, planned capital expenditures, management’s or the Company’s expectations and beliefs, and similar matters discussed, or otherwise incorporated herein by reference, in this Form 10-K. The discussions of such matters and subject areas are qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience.

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, in particular relating to the automotive industry, consumer demand for the Company’s and its customers’ products, competitive and technological developments, customer purchasing actions, changes in warranty provisions and customers' product recall policies, work stoppages at the Company or at the location of its key customers as a result of labor disputes, foreign currency fluctuations, uncertainties stemming from U.S. trade policies, tariffs and reactions to same from foreign countries, delays and restrictions impacting the import of goods and components stemming from heightened security procedures implemented by the U.S. government related to U.S.-Mexico border crossings, the volume and scope of product returns or customer cost reimbursement actions, changes in the costs of operations, warranty claims, adverse business and operational issues resulting from any material global supply chain and logistics disruption, the ongoing and lingering effects of the semiconductor chip supply shortages, matters adversely impacting the timing, availability and cost of material component parts and raw materials for the production of our products and the products of our customers, or the continuation or worsening thereof, matters related to the pricing actions implemented by the Company and customer responses and concessions related to the same, and other matters described under “Risk Factors” in Part I, Item 1A of this report.

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

PART I

ITEM 1. BUSINESS

Basic Business

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive security, access control, and user interface controls products and solutions. This includes mechanical locks and keys, electronically enhanced locks and keys, passive entry passive start systems (PEPS), phone as a key systems (Paak), steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles, steering wheel switches and controller, E-shifters, paddle switches and related products for primarily North American automotive customers. We also previously supplied global automotive manufacturers through a strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Plastics Inc. (doing business as ADAC Automotive (“ADAC”), of Grand Rapids, Michigan) called Vehicle Access Systems Technology LLC ("VAST LLC"), doing business as the VAST Automotive Group (“VAST”). Under this unique strategic relationship, STRATTEC, WITTE and ADAC marketed the products of each company to global customers under the “VAST Automotive Group” brand name. Effective as of June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. As of the closing of the sale of its VAST LLC interest, STRATTEC entered into a strategic preferred partner relationship with WITTE covering VAST LLC pursuant to the terms of a cooperation framework agreement that enables STRATTEC to continue to market and rely on the global capabilities of VAST LLC. See "VAST, LLC, SPA, LLC and SPA de Mexico Equity Restructuring Agreement" below for additional information regarding the sale of STRATTEC's VAST LLC interest to WITTE. STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, and China, and we, along with our partners, provide full service and aftermarket support for each VAST Automotive Group partners’ products.

History

The product line that became STRATTEC was part of Briggs & Stratton Corporation’s founding business in 1908. In 1995, STRATTEC was spun off from Briggs & Stratton through a tax-free distribution to the then-existing Briggs & Stratton shareholders and has been an independent public company for over twenty-nine years.

Our history in the automotive security business spans 116 years. STRATTEC has been the world’s largest producer of automotive locks and keys since the late 1920s, and we currently maintain a significant share of the North American markets for these products.

Products

Our traditional security products are lock sets (locks and keys) for cars and light trucks. Typically, two keys are provided with each vehicle lockset. Most of the vehicles we currently supply are using keys with sophisticated radio frequency identification technology for additional theft prevention. Keys with remote entry devices integrated into a single unit and bladeless electronic keys as well as turn-key PEPS systems have been added to our product line and are gaining in popularity. Paak systems are also gaining in popularity and we will be supplying products for these systems.

Ignition lock housings represent another security product for us. These housings are the mating part for our ignition locks and typically are part of the steering column structure, although there are instrument panel-mounted versions for certain vehicle applications. These housings are either die cast from zinc or injection molded plastic and may include electronic components for theft deterrent systems.

We have developed and are continuing to develop access control products, including trunk latches, lift gate latches, tailgate latches, hood latches, side door latches and related hardware. With our acquisition of Delphi Corporation’s Power Products Group in fiscal 2009, we have been supplying and continue to supply various power access systems for sliding side doors, tailgates, lift gates and trunk lids to our automotive industry customers. Through a joint venture formed with ADAC Automotive during fiscal 2007, we also supply painted and non-painted door handles and components and related vehicle access hardware.

Recently, we also added a new product category in User Interface Controls by developing and putting in production products such as steering switches and its controller, E-shifters and paddle switches.

In recent years, more and more vehicle access systems have moved from purely mechanical components to integrated electro-mechanical systems. STRATTEC has been at the forefront of this new technology, working with Original Equipment Manufacturers’ (OEMs) product development and purchasing groups to provide cost-effective, innovative solutions to the challenges facing our customers.

STRATTEC’s customer-focused structure and formalized product development process helps us identify and meet customer needs in order to support the customer's program milestones. From concept and design, through implementation and into the aftermarket, STRATTEC delivers products that provide the optimum value solution to security, access control and user interface controls requirements. We have a comprehensive Products & Solutions portfolio that can be viewed on our website at www.strattec.com (see “Available Information” below for additional information).

To maintain a strong focus on each of these security, access control and user interface controls products, we have Product Business Managers who oversee the product’s entire life cycle, including product concept, application, manufacturing, warranty analysis, service/aftermarket, and financial/commercial issues. The Product Business Managers work closely with our sales organization, our engineering group, and our manufacturing operations to ensure their products are receiving the right amount of quality attention so that their value to STRATTEC and the marketplace is enhanced.

Markets

We are a direct supplier to OEM automotive and light truck manufacturers as well as other transportation-related manufacturers. Our largest customers are General Motors Company, Ford Motor Company and Stellantis. Our product mix varies by customer, but generally our overall sales tend to be highest in door handles and trim components produced by ADAC-STRATTEC de Mexico, followed by lock and key, including aftermarket produced by STRATTEC de Mexico, power access products produced by STRATTEC Power Access de Mexico, and latch mechanisms and ignition lock housing components produced by STRATTEC de Mexico. See Operations discussion included herein for further description.

Direct sales to various OEMs represented approximately 81 percent and 80 percent of our total sales for fiscal 2024 and 2023, respectively. The remainder of our revenue is primarily through sales to the OEM service channels, the aftermarket and Tier 1 automotive supplier customers, and sales of certain products to non-automotive commercial customers.

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

The majority of our OEM products are sold in North America. While some exporting is done to Tier 1 and directly to automotive assembly plants in Europe, Asia and South America, we have restructured our presence in these markets and elsewhere through our entry into a cooperation framework agreement with WITTE related to the business of VAST LLC as part of our sale of our VAST LLC interest to WITTE under the terms of the Equity Restructuring Agreement. We are also independently evaluating our presence in markets outside of North America through other channels.

OEM service and replacement parts are sold to the OEM’s service operations. In addition, we distribute our components and security products to the automotive aftermarket through authorized wholesale distributors, as well as other marketers and users of component parts, including export customers.

Customer Sales Focus

To bring the proper focus to the relationships with our major customers, we have six customer-focused teams, each with a Director of Sales, Product Business Manager and one or two Engineering Program Managers and various Customer Application Engineers. In addition to customer teams for General Motors, Ford and Stellantis, we currently have teams for New Domestic Vehicle Manufacturers (primarily new EVs, the European, Japanese and Korean automotive manufactures), User Interface Controls customers, Tier 1 customers, and Service and Aftermarket customers. Sales and engineering for ADAC-STRATTEC LLC (described in greater detail below) are supported by our partner in this joint venture, ADAC Automotive.

Each Sales Director is responsible for the overall relationship between STRATTEC and a specific customer group. Product Business Managers and Program Managers are responsible for coordinating cross functional activities while managing new product programs for their customers.

Product Engineering Focus

To best serve our customers’ product needs, STRATTEC’s engineering resources are organized into groups which focus on specific access control applications. We currently have six engineering groups: Locks and Keys, Aftermarket, Latches, Power Access Systems, User Interface Controls and Wireless Systems. Each group has a Product Business Manager, an Engineering Manager and a complement of skilled engineers who design and develop products for specific applications. In doing this, each engineering group works closely with both the customer and product teams, Engineering Program Managers, and Application Engineers.

Underlying this organization is a formalized product development process to identify and meet customer needs in the shortest possible time. By following this streamlined development system, we shorten product lead times, tighten our response to market changes and provide our customers with the optimum value solution to their security, access control and user interface controls requirements. STRATTEC is also IATF 16949:2016 and ISO 14001 certified. This means we embrace the philosophy that quality should exist not only in the finished product, but in every step of our processes as well.

Operations

A significant number of the components that go into our products are manufactured at our headquarters in Milwaukee, Wisconsin. This facility produces zinc die cast components, stampings and milled key blades. We have three owned production facilities currently in operation in Juarez, Mexico operating as STRATTEC de Mexico. Plant No. 1 houses key finishing and assembly operations for locksets, PEPS and Paak components, ignition lock housings, steering wheel switches and its controllers, E-shifters and paddle switches. Plant No. 2 houses our key molding and plastic injection molding operations for door handles and components, as well as containing dedicated space for the assembly operations of ADAC-STRATTEC de Mexico. Plant No. 3 houses both latch and power access assembly operations for STRATTEC Power Access de Mexico. Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico and is owned by the ADAC-STRATTEC de Mexico joint venture.

STRATTEC de MEXICO

STRATTEC de Mexico is a wholly owned subsidiary of STRATTEC which owns and operates the three production facilities in Juarez, Mexico described above under "Operations". These facilities house our assembly operations for locksets and ignition lock housings, our key finishing and plastic injection molding operations, our assembly operations for ADAC-STRATTEC de Mexico described below and our latch and power access assembly operations for STRATTEC POWER ACCESS de Mexico described below.

Vehicle Access Systems Technology LLC

In fiscal 2001, we entered into an alliance with WITTE-Velbert GmbH, an automotive supplier based in Germany which designs, develops, manufactures and markets automotive access control products for European-based customers. This alliance consisted of two initiatives: a legal arrangement which allowed STRATTEC to manufacture and market WITTE’s core products in North America and WITTE to manufacture and market STRATTEC’s core products in Europe; and a 50:50 joint venture, WITTE-STRATTEC LLC, to invest in operations with local partners in strategic markets outside of Europe and North America.

In February of 2006, we expanded this alliance and related joint venture with the addition of a third partner, ADAC Plastics, Inc., and renamed the resulting joint venture VAST. ADAC, of Grand Rapids, Michigan, added North American expertise in door handles, a part of WITTE’s core product line that STRATTEC did not have, and an expertise in color-matched painting of these components.

ADAC-STRATTEC LLC and ADAC-STRATTEC de MEXICO

During fiscal 2007, we formed a new entity with ADAC Automotive called ADAC-STRATTEC LLC including a wholly owned Mexican subsidiary ADAC-STRATTEC de Mexico (collectively, ASdM). The purpose of this joint venture is to produce certain ADAC and STRATTEC products utilizing ADAC’s plastic molding injection expertise and STRATTEC’s assembly capability. ASdM currently operates out of defined space in STRATTEC de Mexico Plant No. 2 located in Juarez, Mexico. Products from this joint venture include non-painted door handle components and exterior trim components for OEM customers producing in North America. STRATTEC owns 51% of this joint venture and its financial results are consolidated into STRATTEC’s financial statements. ASdM represented $135.9 million and $121.9 million of our consolidated net sales in our fiscal 2024 and 2023, respectively. STRATTEC de Mexico Plant No. 4 is in Leon, Mexico and houses our custom paint system for door handles and assembly for ADAC-STRATTEC de Mexico.

STRATTEC POWER ACCESS LLC and STRATTEC POWER ACCESS de MEXICO

During fiscal year 2009, we formed a new subsidiary with WITTE Automotive called STRATTEC POWER ACCESS LLC (“SPA”) to acquire the North American business of the Delphi Power Products Group. WITTE was a 20 percent minority owner in SPA until June 30, 2023, at which time WITTE sold its minority interest to STRATTEC. See "VAST, LLC, SPA, LLC and SPA de Mexico Equity Restructuring Agreement" below for additional information regarding STRATTEC's purchase of WITTE's interest in SPA. SPA owns 100 percent of a Mexican subsidiary, STRATTEC POWER ACCESS de Mexico. The purpose of this subsidiary is to produce power access devices for sliding side doors, tailgates, lift gates, trunk lids and other related products. STRATTEC POWER ACCESS de Mexico currently operates out of defined space in STRATTEC de Mexico Plant No. 3 located in Juarez, Mexico.

Financial results for SPA are consolidated in STRATTEC’s financial statements. In our fiscal years ending 2024 and 2023, SPA represented $130.3 million and $114.1 million, respectively, of our consolidated net sales.

VAST LLC, SPA LLC and SPA de MEXICO Equity Restructuring Agreement

On June 30, 2023, STRATTEC completed an Equity Restructuring Agreement with WITTE (“Restructuring Agreement”) related to both the VAST LLC and the SPA joint ventures. Prior to the Restructuring Agreement, STRATTEC was a one-third owner of VAST LLC with WITTE and ADAC Plastics, Inc. Under the terms of the Restructuring Agreement, STRATTEC sold its one-third interest in VAST LLC to WITTE for a net purchase price of $18,500,000 which also included STRATTEC acquiring : (1) WITTE's 20% minority interest in SPA; and (2) the net assets of VAST LLC's Korea branch office, which business is operated by a newly registered Korea branch of the Company. As part of the Restructuring Agreement, ADAC Plastics, Inc. took over 100% of VAST Brazil. As of the closing of the Restructuring Agreement, STRATTEC ceased to be an owner of VAST LLC but obtained 100% ownership of SPA.

While the equity ownership in VAST has changed, we expect to continue to leverage the VAST brand and to collaborate on product development and manufacturing capabilities with WITTE and VAST in winning new business and serving global customers. Accordingly, at closing of the Restructuring Agreement, we entered into a cooperation framework agreement with WITTE covering the business of VAST LLC which provides a framework for the parties to collaborate on global programs related to product development and manufacturing. This will enable STRATTEC to supply and deliver global programs by leveraging the VAST global footprint with the added advantage of providing regional support from WITTE’s operating entities in Europe, China and India. We will also jointly, along with ADAC Plastics and WITTE, continue to leverage the sales/engineering offices in Japan, Korea and Brazil. The Restructuring Agreement and cooperation framework agreement position STRATTEC to redeploy assets, both financial and technical, to create greater focus on STRATTEC-specific strategic growth opportunities in North America and around the world. We believe this allows us to be more focused and competitive in this exciting and once-in-a-lifetime restructuring of a major industry where we are well-positioned to take advantage of new opportunities. This includes more of our product applications on Electric Vehicles, growing consumer demand for Power Access products, expansion of electronics capabilities and other new automotive products. It will also give us greater resources to further explore diversification of markets, complimentary technology and regions outside of North America.

ADAC-STRATTEC LLC and ADAC-STRATTEC de MEXICO were unaffected by the Restructuring Agreement. For further information on VAST LLC and the equity restructuring, see "Investment in Joint Ventures and Majority Owned Subsidiaries" and "Equity (Loss) Earnings of Joint Ventures" included in Notes to Financial Statements under Item 8 in this Form 10-K.

Seasonal Nature of the Business

The manufacturing of components used in automobiles is driven by the normal peaks and valleys associated with the automotive industry. Typically, the months of July and August are relatively slow as summer vacation shutdowns and model year changeovers occur at the automotive assembly plants. September volumes increase rapidly as each new model year begins. This volume strength typically continues through October and into early November. As the holiday and winter seasons approach, the demand for automobiles slows, as does production. March usually brings a major sales and production increase, which then continues through most of June. This results in our first fiscal quarter sales and operating results typically being our weakest, with the remaining quarters being more consistent.

Vehicle List

2025 Vehicles

We are proud to be associated with many of the quality vehicles produced in North America and elsewhere.

The following cars and light trucks are equipped with STRATTEC components during our 2025 fiscal year:

PASSENGER CARS

Acura ZDX (EV)	Aston Martin Vantage *	Chevrolet Malibu
Aston Martin AMR24 *	Cadillac ATS *	Dodge Charger (EV)
Aston Martin DB 12 *	Cadillac CT4	Ford Focus
Aston Martin DBS *	Cadillac CT5 *	Ford Focus (Mild Hybrid EV)
Aston Martin DBX *	Cadillac Celestiq (EV)	Ford Mustang
Aston Martin Valhalla *	Chevrolet Corvette	Volkswagen Jetta
Aston Martin Valkyrie *	Chevrolet Corvette E-Ray (Hybrid EV)
Aston Martin Valour *	Chevrolet Joy *

LIGHT TRUCKS, VANS AND SPORT UTILITY VEHICLES

Acura MDX	Chevrolet Spin *	GMC Yukon and Yukon XL
Acura RDX	Chevrolet Suburban	Honda Odyssey
Audi Q5	Chevrolet Tahoe	Honda Passport
Brightdrop EV400 (EV)	Chevrolet Trail Blazer *	Honda Prologue (EV)
Brightdrop EV600 (EV)	Chevrolet Traverse	Hyundai Staria *
Buick Enclave	Chevrolet Trax *	Jeep Commander *
Buick Envista *	Chrysler Pacifica (PH option)	Jeep Compass
BMW X7	Dodge Durango	Jeep Gladiator
Cadillac Escalade	Dodge Hornet (PH option)	Jeep Grand Cherokee
Cadillac Escalade IQ (EV)	Ford Bronco Sport	Jeep Meridian
Cadillac Lyriq (EV)	Ford Escape (PH option)	Jeep Recon (EV)
Cadillac Optiq (EV)	Ford Expedition (PH option)	Jeep Wagoneer
Cadillac Vistiq (EV)	Ford Explorer (PH option)	Jeep Wrangler/Wrangler
Cadillac XT4	Ford F-150 Lightning (EV)	Unlimited (PH option)
Cadillac XT5	Ford F-Series Pickup (PH option)	Kia Carnival *
Cadillac XT6	Ford F-Series Super Duty Pickup	Lincoln Aviator (PH option)
Chevrolet Blazer	Ford Maverick Pickup (PH option)	Lincoln Corsair (PH option)
Chevrolet Blazer (EV)	Ford Mustang Mach-E (EV)	Lincoln Navigator (PH option)
Chevrolet Cobalt *	Ford Ranger Pickup * (PH option)	Ram 1500 Classic Pickup
Chevrolet Colorado *	Ford Transit Connect * (PH option)	Ram 1500 Pickup
Chevrolet Equinox	GMC Acadia	Ram HD Pickup
Chevrolet Equinox (EV)	GMC Canyon *	Ram REV Pickup (EV)
Chevrolet Express Van	GMC Hummer (EV)	Tesla Everest (EV)
Chevrolet S-10 *	GMC Savana	Volkswagen Tiguan (PH option)
Chevrolet Seeker *	GMC Sierra & Sierra HD	Volvo Polestar 3 (EV)
Chevrolet Silverado &	GMC Sierra Pickup (EV)	Volvo EX90 (EV)
Silverado HD Pickup	GMC Terrain	Volvo Heavy Truck
Chevrolet Silverado (EV)

* Vehicles produced outside of North America, or both in and outside North America.

EV – Electric Vehicle

PH – Plug-In Hybrid

Emerging Technologies

Automotive vehicle security and access systems, which are both theft deterrent and consumer friendly, are trending toward electro-mechanical, software and connected devices. Electronic companies are developing user identification systems such as bio-systems, card holder (transmitter) systems, etc., while mechanical locks, keys, housings, and latches are evolving to accommodate electronics. We believe we are positioning ourselves as a vehicle security, access control and user interface controls supplier by building our product, engineering and manufacturing expertise in the required electro-mechanical products, which include access systems, latches, keys with remote entry electronic systems, ignition interface systems with passive start and Paak capabilities and various user interface controls technologies. In both 2018 and 2019, we were awarded the Automotive News Pace Award for Excellence and Innovation for our Invis-A-RiseTM Power Liftgate and Invis-A-RiseTM Power Tailgate products. Those technologies continue to enable STRATTEC to provide differentiation in the marketplace. As the automotive industry continues developing various levels of autonomous vehicles, we believe that we are well positioned to continue the development and incorporation of power sliding doors, power tailgates and other consumer convenience features into these types of vehicles.

These technologies benefit us by increasing our potential customer base as a Tier 2 supplier while maintaining our Tier 1 status on some product lines and by adding additional product line availability.

Sources and Availability of Raw Materials

Our primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum, plastic resins and semiconductor chips and other electronics. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with one primary vendor for each commodity. We believe our sources for raw materials are very reliable and adequate for our needs. We have not experienced any significant long term supply problems in our operations and do not anticipate any significant supply problems into the foreseeable future. See further discussion under “Risk Factors-Sources of and Fluctuations in Market Prices of Raw Materials” included under Item 1A of this Form 10-K.

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business results not only from the technical competence, creativity and marketing abilities of our employees but also from the protection of our intellectual property through patents, trademarks and copyrights. As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patents on new products, processes and improvements when appropriate.

Although, in the aggregate, the intellectual property discussed herein is of considerable importance to the manufacturing and marketing of many of our security, access control and user interface controls products, we do not consider any single patent or trademark or group of related patents or trademarks to be material to our business as a whole, except for the STRATTEC and STRATTEC with logo trademarks.

We also rely upon trade secret protection for our confidential and proprietary information. We maintain confidentiality agreements with our customers and key executives. In addition, we enter into confidentiality agreements with selected suppliers, consultants and employees as appropriate to evaluate new products or business relationships pertinent to our success. However, there can be no assurance that others will not independently obtain similar information and techniques or otherwise gain access to our trade secrets or that we can effectively protect our trade secrets.

Dependence Upon Significant Customers

A significant portion of our annual sales are to General Motors Company, Ford Motor Company, and Stellantis. These three customers accounted for approximately 66 percent of our net sales in both 2024 and in 2023. Further information regarding sales to our largest customers is set forth under the caption “Risk Factors – Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share” and “Risk Factors – Production Slowdowns by Customers” included under Item 1A of this Form 10-K and “Notes to Financial Statements-Sales and Receivable Concentration” included in Notes to Financial Statements under Item 8 in this Form 10-K.

The products sold to these customers are model specific, fitting only certain defined applications. Consequently, we are highly dependent on our major customers for their business, and on these customers' ability to produce and sell vehicles which utilize our products. We have enjoyed good relationships with General Motors Company, Ford Motor Company, Stellantis and other customers in the past, and expect to continue to do so in the future. However, a significant change in the purchasing practices of, or a significant loss of volume from, one or more of these customers could have a detrimental effect on our financial performance. We cannot provide any assurance that any lost sales volume could be replaced despite our historical relationships with our customers.

Sales and Marketing; Backlog

We provide our customers with engineered security, access control and user interface controls products including locksets, fobs, push button passive entry passive start and phone as a key ignition systems, steering column lock housings, electromechanical latches, power sliding door systems, power tailgate systems, power liftgate systems, power decklids, painted and non-painted door handles, door handle components and trim, steering wheel switches and controllers, E-shifters, paddle switches and other products which are unique to specific vehicles. Any given vehicle typically takes 1 to 3 years of development and engineering design time prior to being offered to the public. Our products are designed concurrently with the vehicle. Therefore, commitment to STRATTEC as the production source for such products and components occurs 1 to 3 years prior to the start of production for such components. We employ a commercial and engineering staff that assists in providing design and technical solutions to our customers. We believe that our customer focus and engineering expertise are competitive advantages that contribute to our strong market position in our industry. For example, we regularly provide innovative design proposals for our product offerings to our customers that we believe will improve customer access, vehicle security system quality, theft deterrence and system cost.

The typical process used by automotive manufacturers in selecting a supplier for our products is to offer the business opportunity to us and several of our competitors. Each competitor will pursue the opportunity, doing its best to provide the customer with the most attractive proposal. Price pressure is strong during this process but once an agreement is reached, a commitment is made for each year of the product program. Typically, price reductions resulting from productivity improvement by STRATTEC over the life of the product program are included in the contract and are estimated in evaluating each of these opportunities. A blanket purchase order, a contract indicating a specified part will be supplied at a specified price during a defined time period, is issued by customers for each model year. Production quantity releases or quantity commitments are made to that purchase order for weekly deliveries to the customer. As a consequence and because we are a "Just-in-Time" supplier to the automotive industry, we do not maintain a backlog of orders in the classic sense for future production and shipment and, accordingly, we are unable to provide a meaningful backlog comparison from year to year.

Competition

We compete with domestic and foreign-based competitors on the basis of custom product design, engineering support, quality, delivery and price. While the number of direct competitors in our product markets is currently relatively small, the automotive manufacturers actively encourage competition between potential suppliers. We have a large share of the North American market for our security, access control and user interface controls products because of our ability to provide optimal value, which is a beneficial combination of price, quality, technical support, program management, innovation and aftermarket support. In order to optimize our production costs while still offering a wide range of technical support, we utilize assembly operations and certain light manufacturing operations in Mexico, which results in lower labor costs as compared to the United States.

As locks and keys become more sophisticated and involve additional electronics, competitors with specific electronic expertise may emerge to challenge us. To address this, we have in recent years strengthened our electrical engineering knowledge and service. We are also working with several electronics suppliers to jointly develop and supply these advanced products.

Our lockset, user interface controls, wireless, latches and power access competitors include Huf North America, Ushin, Valeo, Tokai-Rika, Marquardt, Alpha-Tech, Honda Lock, Shin Chang, Magna, Edscha, Stabilus, Aisin, Brose, Mitsuba, Ohi, Kiekert, Inteva, Novares and Gecom. For additional information related to competition, see the information set forth under “Risk Factors-Highly Competitive Automotive Supply Industry” included under Item 1A of this Form 10-K.

Research and Development

We engage in research and development activities pertinent to automotive security, access control and user interface controls. A major area of focus for research is the expanding role of vehicle security, access and user interface via electronic interlocks and modes of communicating authorization data between consumers and vehicles. Development activities include new products, applications and product performance improvements. In addition, specialized data collection equipment is developed to facilitate increased product development efficiency and continuous quality improvements. For fiscal years 2024 and 2023, we incurred approximately $14.8 million and $15.9 million, respectively, on research and development expenses. We believe that, historically, we have committed sufficient resources to research and development and we intend to continue to invest in the future as required to support additional product programs associated with both existing and new customers. Patents are pursued and will continue to be pursued as appropriate to protect our interests resulting from these activities.

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

Human Capital

At June 30, 2024, we had 3,365 associates worldwide, of which 457 were employed in the United States and 2,905 were employed outside of the United States. 170 or 5.1 percent were represented by a collective bargaining agreement at our Milwaukee, Wisconsin facility, all of whom are our production associates. Approximately 152 or 4.5 percent were represented by a collective bargaining agreement at our Leon, Mexico facility. In recent years, we have not experienced any significant work slowdowns, stoppages or other labor disruptions. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. The current contract with our Leon unionized associates is effective through April 8, 2025.

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

Our “Code of Business Ethics” provides guidelines and a framework for conducting business in an ethical manner. These beliefs go beyond STRATTEC and are expected of our suppliers as detailed in our “Supplier Code of Conduct.” We have adopted policies that seek to eliminate human trafficking, slavery, child labor and similar unethical and illegal practices from our global supply chain. In addition, we annually compile and file a Form SD with the Securities and Exchange Commission regarding “Conflict Minerals Disclosure and Report” as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The purpose of this report is to help prevent products used to finance or benefit armed groups in the covered countries of this filing.

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

Available Information

We maintain our corporate website at www.strattec.com and make available, free of charge, through this website our Code of Business Ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for annual shareholder meetings and amendments to those reports that we file with, or furnish to, the Securities and Exchange Commission (the "Commission") as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. We are not including all the information contained on or made available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. However, this report includes (or incorporates by reference) all material information about STRATTEC that is included on our website which is otherwise required to be included in this report.

ITEM 1A. RISK FACTORS

We recognize we are subject to the following risk factors based on our operations and the nature of the automotive industry in which we operate:

BUSINESS RISKS

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share – Sales to General Motors Company, Ford Motor Company and Stellantis represented approximately 66 percent of our annual net sales (based on fiscal 2024 results) and, accordingly, these customers account for a significant percentage of our outstanding accounts receivable. The contracts with these customers provide for supplying the customer’s requirements for a particular model. The contracts do not specify a specific quantity of parts. The contracts typically cover the life of a model, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the loss of a contract for a specific vehicle model, a reduction in vehicle content, the early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain key models could occur, and if so, could have a material adverse effect on our existing and future revenues, operating results, financial condition and cash flows.

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

Production Slowdowns by Customers – Our major customers and many of their suppliers were significantly impacted by the Great Recession of 2008/2009, by the COVID-19 pandemic in 2020, by supply chain issues resulting from the conflict in the Ukraine, and by a semiconductor chip shortage in 2021 and 2022. Many of our major customers instituted production cuts during our fiscal 2009 and 2010 due to the Great Recession and shuttered plants. Similarly, during 2020, 2021 and 2022 in response to the effects of the COVID-19 pandemic, the Ukraine conflict and the semiconductor chip shortage, many of our major customers again instituted production cuts and shuttered plants. While production subsequently increased after the cuts made in 2009 and again in 2021 when plants reopened following the COVID-19 closures, the current Ukraine conflict and semiconductor chip shortage, any additional economic slowdowns, pandemics or part supply shortages could bring about new production cuts which could have a material adverse effect on our existing and future revenues, operating results, financial condition and cash flows.

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

Because of the COVID-19 pandemic and the Ukraine conflict, we have experienced supply chain disruptions in particular with semiconductor chip shortages that impact our OEM customers’ ability to finish assembly of new vehicles and which have adversely impacted orders for our products and, accordingly, our results of operations and cash flows. The continuation or renewal of these impacts could have a material adverse effect on our future revenues, financial results, financial condition and cash flows.

Sources of and Fluctuations in Market Prices of Raw Materials – Our primary raw materials are high-grade zinc, brass, nickel silver, aluminum, steel and plastic resins, which are typically sourced from a limited number of suppliers. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to using existing or alternative raw materials and the global availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our results of operations, financial condition and cash flows if the increased raw material costs cannot be recovered from our customers. During recent fiscal years, we experienced higher raw material costs on the items listed above including freight costs on both raw material and purchased components.

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

Disruptions Due to Work Stoppages and Other Labor Matters – Our major customers and many of their suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. For example, strikes by a critical supplier called by the United Auto Workers led to extended shut-downs of most of General Motors’ North American assembly plants in February 2008 and September 2019. A material work stoppage experienced by one or more of our customers could have an adverse effect on our business and our financial results. In addition, all production associates at our Milwaukee facility are unionized. A sixteen-day strike by these associates in June 2001 resulted in increased costs as all salaried associates worked with additional outside resources to produce the components necessary to meet customer requirements. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. We also have unionized associates at our Leon, Mexico facility. The current contract with our Leon unionized associates is effective through April 8, 2025. We may encounter further labor disruption and we may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business, financial results, financial condition and cash flows. Labor contracts between General Motors Company, Ford Motor Company and Stellantis and their unionized associates under the United Auto Workers union expire in April 2028. In addition, their respective labor agreements with the Canadian auto workers union expire in September 2026. Labor disruptions encountered by our customers during the contract period could have an adverse effect on our business and our financial results.

Climate Change and Environmental, Social, and Governance (ESG) Matters - Natural disasters or extreme weather conditions resulting from global climate change could lead us, our customers or our suppliers to experience disruptions in operations or disruptions in the availability of key components, which could lead to a material adverse impact on our results of operations, financial condition and cash flows. Further, various stakeholders, including customers, suppliers, lenders, regulators and those in the workforce, are increasing their expectations of companies to do their part to combat global climate change and its impact, and to conduct their operations in an environmentally sustainable manner with appropriate oversight by senior leadership. A failure to respond to the expectations and initiatives of our stakeholders could result in damage to our reputation and relationships with various stakeholders. We could also experience adverse impacts to our financial condition due to volatility in the cost or availability of capital, difficultly obtaining new business or entering into new supplier relationships, a possible loss of market share on our current product portfolio, fines and penalties or difficulty attracting and retaining a skilled workforce.

In addition to the increased stakeholder focus on climate change, customer, investor, and employee expectations in ESG have been rapidly evolving and increasing. The enhanced stakeholder focus on ESG requires the continuous monitoring of various and evolving regulations and standards and their associated requirements. Our failure, or that of our supply base, to adequately meet stakeholder expectations may result in, among other things, the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent that could adversely affect our business, financial condition or results of operations.

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

Interest Rates – Higher interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and suppliers and the financial condition of end consumers who ultimately create demand for the products we supply, all of which could negatively affect demand for our products.

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

Compliance Related to Conflict Minerals Regulations – We are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by us. We may determine, as part of our compliance efforts, that certain products or components we obtain from our suppliers could contain conflict minerals. If we are unable to conclude that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on both our existing and future business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices to sell to our customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We take cybersecurity threats seriously, including regular assessment of cybersecurity risks both internally and with third party assistance and updates to the Board of Directors at least annually. We use the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) as the basis for the information security management system. As we implement new technologies, the NIST CSF is used as the guiding framework. Among other best practices, we use multi-factor authentication wherever possible for external access to systems, assess and update current versions of security solutions, perform regular cybersecurity training and email phishing campaigns for employees, use third parties to perform external penetration testing, and maintain disaster recovery and incident response plans, which include retainer contracts for third party cybersecurity response specialists. We employ a combination of methods to monitor for new or developing cybersecurity risks.

The Board regularly receives reports and training from management and third parties on cybersecurity matters. Management is responsible for developing cybersecurity programs, as may be required by applicable law or regulation. Our cybersecurity personnel have the appropriate expertise in IT and cybersecurity, which generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. Our cybersecurity personnel, along with third parties, monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents as part of the cybersecurity programs described above. Incidents, if any, are escalated to management and the Board according to our incident response policy. There have been no material cybersecurity incidents in the periods presented.

ITEM 2. PROPERTIES

We have five manufacturing plants, one warehouse, and one sales office. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Headquarters and General Offices; Component Parts Manufacturing	345,123	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	169,926	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices and Assembly	77,527	Owned
Juarez, Chihuahua Mexico	Subsidiary Offices, Key Finishing, Injection Molding and Assembly Operations	114,841	Owned
Leon, Mexico	Subsidiary Offices, Door Handle Injecting Molding, Painting and Assembly	130,532	Owned
El Paso, Texas	Finished Goods and Service Parts Distribution Warehouse	114,715	Leased	**
Auburn Hills, Michigan	Sales and Engineering Office for Detroit Customer Area	62,736	Owned

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

Registered shareholders of record at June 30, 2024, were 800.

The Company’s Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. Since inception of the stock repurchase program, the Board of Directors has periodically increased the number of shares authorized for repurchase under the program. At June 30, 2024, the number of shares of the Company’s common stock authorized for repurchase under the program totaled 3,839,395. The program currently authorizes the repurchase of the Company’s common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through June 30, 2024, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the fiscal year ended June 30, 2024.

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

Executive Overview

Historically, traditional domestic automotive OEMs (General Motors, Ford and Stellantis) have comprised a majority of our total net sales. During the past two decades, these customers have lost North American market share to New Domestic automotive manufacturers (primarily Japanese and Korean automotive manufacturers). In addition, our financial performance depends in large part on conditions in the North American automotive industry, which in turn, are largely dependent upon the U.S. economy. During fiscal years 2024 and 2023, the traditional domestic automotive OEMs represented 66 percent of our total net sales.

Fiscal 2024 net sales were $537.8 million compared to $492.9 million in fiscal 2023. $32.7 million of the $44.9 million net sales increase was driven by net price increases to our major OEM customers. When excluding this pricing effect, underlying sales increased by $12.2 million, up 2.5% over the prior year, largely reflecting the launch of new customer programs in the latter half of the fiscal year. The $32.7 million of aforementioned net price increase was composed of $9.7 million one-time retroactive pricing that is not expected to recur, and $23.0 million in ongoing increases in current part prices to our customers. In addition, we settled negotiations with certain key suppliers and paid $5.7 million in higher prices during the year, of which $1.7 million relates to one-time retroactive pricing with the remaining $4.0 million attributable to higher supplier prices on an ongoing basis. The net margin result of both customer and supplier changes in price represented a $27.0 million net margin improvement in fiscal 2024, comprised of $8.0 million of nonrecurring one-time pricing and $19.0 million of ongoing pricing. These net margin improvements surpassed the higher end of our target ranges of $6.0 million and $15.0 million for one-time and ongoing net pricing respectively, which were provided in the fiscal 2024 Outlook in our 2023 Form 10-K.

During fiscal 2024, our cost of sales performance proved challenging. Despite favorability in our raw materials costs, which recovered from elevated levels in fiscal 2023, and improved efficiency of our Mexican operations through a salaried staff reduction in the first quarter and production efficiencies implemented throughout the year, our overall cost of sales performance deteriorated. Factors driving higher costs in our manufacturing operations were primarily:

•
a weakened U.S. dollar against the Mexican peso, raising the cost of our Mexican operations
•
higher Mexican labor wages due to government-mandated minimum wage increases
•
higher shipping costs primarily due to expedited shipments related to the launch of new product programs

Sales, engineering and administrative expenses decreased in fiscal 2024, primarily due to historically high engineering cost reimbursements from our customers, offset by expenses related to the company bonus plan and the transition of our Chief Executive Officer position. Our improved operating performance enabled us to achieve net income attributable to STRATTEC of $16.3 million in fiscal 2024 compared with a net loss attributable to STRATTEC of $6.7 million in fiscal 2023.

Based on July 2024 projections from our third-party forecasting service, S&P Global, North American light vehicle production is forecasted to grow modestly between 2024 and 2028. Model year 2024 preliminary North American vehicle build was 15.8 million. S&P Global currently expects 2025 model year vehicle build to remain at 15.8 million vehicles, growing to 16.2 million vehicles in 2026 and then to 16.4 million vehicles for 2027 and 2028. The North American vehicle build forecasts for our primary customers (Ford, General Motors and Stellantis) project a modest decline from 6.7 million vehicles in 2024 to 6.5 million vehicles in 2025 and then an increase to 6.9 million vehicles in model year 2026, stabilizing at that level for model years 2027 and 2028. In an effort to increase our sales, we will continue pursuing opportunities to expand our offerings with existing and new customers. These forecasts are subject to variability based upon a number of factors, including the overall North American economy, current employment levels, availability and cost of consumer credit, home equity values, fuel prices, changes in customer vehicle and option preferences, product quality issues, including those related to recall and product warranty coverage issues, and other key factors that we believe could determine whether consumers can or will purchase new vehicles or particular brands.

Results of Operations

2024 Compared to 2023

	Years Ended
	June 30, 2024	July 2, 2023
Net Sales (millions of dollars)	$537.8	$492.9

Net Sales to each of our customers or customer groups in the current year and prior year were as follows (millions of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
General Motors Company	$163.1	$150.3
Ford Motor Company	114.9	96.6
Stellantis	77.7	78.1
Tier 1 Customers	77.5	73.3
Commercial and Other OEM Customers	58.9	56.3
Hyundai / Kia	45.7	38.3
Total	$537.8	$492.9

The year-over-year sales increase of $44.9 million reflects net price increases from our major OEM customers of $32.7 million of which $23.0 million is attributable to ongoing increases in current part prices and $9.7 million relates to one-time retroactive price increases for parts shipped in the prior year for which the net price increase was agreed to during the current year. In addition to the net price increases, the following items specifically impacted sales to the noted customer groups between years:

-
Sales to General Motors Company were favorably impacted by new door handle business supplied on the Chevrolet Equinox EV.
-
Sales to Ford Motor Company were positively impacted by added power end gate content we supply on the F-Series Super Duty Pickup and by new tailgate latch content supplied on the F-Series Pickups.
-
Sales to Stellantis were negatively impacted by reduced customer vehicle production volumes as well as reduced content we supply for the Dodge Ram Pickup and several passenger car programs ending.
-
Sales to Tier 1 Customers improved in the current year compared to the prior year due to new door hardware content on the F-Series Super Duty Pickup, which is sold to a Tier 1 customer.
-
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, were positively impacted by sales for new business awarded from Aston Martin.
-
Sales to Hyundai / Kia were positively impacted by an overall increase in customer vehicle production volumes between years.

Cost of goods sold in the current year and prior year were as follows (millions of dollars):

	Years Ended
	June 30, 2024		July 2, 2023
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct Material Costs	$301.7	56.1%	$295.6	60.0%
Labor and Overhead Costs	170.6	31.7%	155.2	31.5%
Total Cost of Goods Sold	$472.3		$450.8

Prior year reclassifications have been made for consistency with current year presentation.

Total cost of goods sold increased $21.5 million between years. The year-over-year increase in direct material costs of $6.1 million was the result of increases in sales volumes and content we supply, as discussed above, and $5.7 million of negotiated material price increases paid to key suppliers. Price increases paid to suppliers attributed to ongoing operations totaled $4.0 million while the remaining $1.7 million related to one-time retroactive price increases. The impact of content and material price increases was partially offset by reduced zinc costs of approximately $3.1 million in the current year as compared to the prior year. The year-over-year increase in labor and overhead costs of $15.4 million was impacted by the following:

Cost Increases:

-
The U.S. dollar value of our Mexican operations was negatively impacted by approximately $8.5 million in the current year as compared to the prior year due to an unfavorable Mexican peso to U.S. dollar exchange rate between years. The average U.S. dollar / Mexican peso exchange rate decreased to approximately 17.13 pesos to the dollar for the year from approximately 18.98 pesos to the dollar in the prior year.
-
Mexico wages and benefits increased $6.6 million in the current year as compared to the prior year as a result of annual wage increases, including January 1, 2024 and January 1, 2023 government mandated minimum wage increases.
-
Freight costs increased $4.1 million between years due to an increase in shipments from foreign vendors, a change in shipping terms with a major supplier that occurred in June 2023, and an increase in expedited shipments.
-
The current year includes expense provisions of $2.7 million under our incentive bonus plan. The prior year includes no bonus expense.
-
The current year includes severance costs of $220,000 related to a realignment of our Mexican workforce.

Cost Decreases:

-
Mexico wages and benefits decreased by $1.5 million due to a September 1, 2023 salaried staff reduction in Mexico and current year production efficiencies that controlled headcount and hours worked.
-
Royalty costs paid on sales of certain aftermarket products decreased $0.9 million in the year as compared to the prior year due to lower volumes in these aftermarket products.

The net unfavorable impact of specific labor and overhead costs noted above was partially offset by more favorable absorption of our fixed overhead costs in the current year as compared to the prior year due to higher production volumes driven by an increase in finished goods inventory during the year and increased sales volumes.

	Years Ended
	June 30, 2024	July 2, 2023
Gross Profit (millions of dollars)	$65.5	$42.2
Gross Profit as a percentage of net sales	12.2%	8.6%

Gross profit margin improvement between years was driven by pricing relief achieved during the current year as discussed above. The impact of one-time retroactive pricing in the current year increased the gross profit margin percentage by 1.3 percentage points. Additionally, favorable impacts of ongoing customer price increases, reduced zinc costs, favorable absorption, production efficiencies in Mexico and reduced royalty costs were partially offset by an unfavorable U.S. dollar to Mexican peso exchange rate, wage increases in Mexico, and increased freight, bonus, and severance costs, all as discussed above.

Engineering, Selling and Administrative Expenses in the current year and prior year were as follows:

	Years Ended
	June 30, 2024	July 2, 2023
Expenses (millions of dollars)	$47.7	$48.2
Expenses as a percentage of net sales	8.9%	9.8%

Engineering, selling and administrative expenses were impacted by the following:

Cost Decrease:

-
Current year costs decreased $3.2 million in comparison to the prior year due to an increase in customer billings for the reimbursement of engineering development costs.

Cost Increase:

-
The current year includes one-time charges of $1.0 million associated with the transition of our Chief Executive Officer position.
-
The current year includes expense provisions of $1.9 million under our incentive bonus plan. The prior year includes no bonus expense.

Income from operations in the current year was $17.8 million compared to loss from operations of $6.1 million in the prior year. This change between years was the result of an increase in sales in the current year as compared to the prior year along with a reduction in engineering, selling and administrative expenses partially offset by an increase in cost of goods sold, all as discussed above.

Effective June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Refer to the discussion of the Equity Restructuring Agreement within Joint Ventures and Majority Owned Subsidiaries included in the Notes to Financial Statements within this Form 10-K for additional information regarding the sale. The equity loss of joint ventures was $331,000 in the current year compared to equity earnings of joint ventures of $1.6 million in the prior year. The current year loss was the result of additional professional fees incurred related to the sale of STRATTEC's investment in VAST LLC. The $331,000 loss is an adjustment to the gain on sale of VAST LLC, which was recorded in the prior year. Our adjusted loss to date on the sale of VAST LLC totals $221,000. Prior year equity earnings includes STRATTEC's one-third of a loss on disposal of VAST LLC's investment in Brazil of $531,000 and a gain on sale of STRATTEC's one-third share of VAST LLC of $110,000.

Included in other income (expense), net in the current year and prior year were the following items (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Foreign currency transaction gain (loss)	$2,153	$(2,935)
Rabbi Trust Assets gain	211	202
Realized and unrealized gain on Mexican peso forward contracts, net	885	1,022
Pension and postretirement plans cost	(395)	(722)
Other	194	255
	$3,048	$(2,178)

-
Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets and liabilities held by our Mexican subsidiaries.
-
The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
-
We entered into the Mexican peso currency forward contracts during fiscal 2024 and 2023 to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. No peso forward currency contracts are outstanding as of June 30, 2024.
-
Pension and postretirement plan costs include net periodic benefit cost other than the service cost component.

Our effective income tax rate for 2024 was 18.7 percent compared to (16.7) percent in 2023. Our 2024 effective tax rate was reduced by $1.2 million due to changes in the estimate of our 2023 foreign tax credits associated with the sale of our interest in VAST LLC. Our 2023 effective tax rate was impacted by $2.2 million in China non-resident capital gain tax resulting from the sale of our interest in VAST LLC, a valuation allowance of $1.4 million related to our assessment of the future realization of capital loss carryforwards generated from the sale of our interest in VAST LLC, a net Global Intangible Low Tax Income (GILTI) cost of $613,000 and the impact of available R&D and foreign tax credits on pre-tax book losses. Our income tax provision for each year 2024 and 2023 was affected by the non-controlling interest portion of our pre-tax income and R&D tax credit. The non-controlling interest impacts the effective tax rate as our ADAC-STRATTEC LLC entity was taxed as a partnership for U.S. tax purposes in 2024 and our ADAC-STRATTEC LLC and STRATTEC POWER ACCESS LLC entities were taxed as partnerships for U.S. tax purposes in 2023.

Liquidity and Capital Resources

Working Capital (millions of dollars)

	June 30, 2024	July 2, 2023
Current Assets	$253.8	$225.8
Current Liabilities	118.3	109.0
Working Capital	$135.5	$116.8

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include Stellantis, General Motors Company and Ford Motor Company. As of the date of filing this Annual Report with the Securities and Exchange Commission, all of our customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of June 30, 2024 and July 2, 2023 was as follows (millions of dollars):

	June 30, 2024	July 2, 2023
General Motors Company	$28.6	$27.5
Ford Motor Company	24.8	17.4
Stellantis	12.2	14.1
	$65.6	$59.0

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of June 30, 2024, $1.4 million of our $25.4 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis

	Years Ended
	June 30, 2024	July 2, 2023
Cash Flows from (millions of dollars):
Operating Activities	$12.3	$10.1
Investing Activities	(7.8)	8.9
Financing Activities	—	(7.4)
	$4.5	$11.6

Cash flow from operating activities increased $2.2 million between years as the impact of increased profitability between years, as previously discussed, was offset by a net increase in working capital. The net increase in our working capital included the following working capital changes (millions of dollars):

	Increase (Decrease) in Working Capital Requirements
	2024	2023	Change
Accounts Receivable	$9.4	$13.7	$(4.3)
Inventories	4.1	(2.9)	7.0
Customer Tooling	1.4	10.0	(8.6)
Other Assets	12.2	0.5	11.7
Accounts Payable and Other Liabilities	(10.7)	(24.0)	13.3
	$16.4	$(2.7)	$19.1

-
Accounts receivable balances increased in both the current and prior year periods. The increase in the accounts receivable balance during 2024 reflects increased sales as of the end of our fiscal 2024 as compared to the end of our fiscal 2023 as well as an increase of $6.4 million in open customer billings for the reimbursement of customer tooling costs and engineering development costs. The increase in accounts receivable balances during 2023 reflects increased sales as of the end of our fiscal 2023 as compared to the end of our fiscal 2022.
-
The change in inventory levels reflected an increase during the current year and a decrease during the prior year. The current year increase was driven by an increase in finished product inventory balances resulting from our long-term inventory reduction plan that looks to shift the composition of our inventory from purchased materials to finished production, improving responsiveness while reducing overall inventories. The prior year decrease was due to a reduction in inventory balances to align with historical customer production patterns, mostly offset by a change in inventory management and shipping terms with a significant vendor.
-
The change in customer tooling balances, which consisted of costs incurred for the development of tooling that will be directly reimbursed by the customer whose parts are produced from the tool, was the result of the timing of tooling development spending required to meet customer production requirements and related billings for customer reimbursements.
-
The current year increase in other assets is due to an $11.8 million increase in value added tax ("VAT") recoverable balances related to our Mexican operations. VAT recoverable balances increased due to a temporary issue with our Mexican tax certification. Although the certification issue was resolved during our December 2023 quarter, we were required to pay VAT on all parts temporarily imported into Mexico before seeking reimbursement for periods in which the certification issue was outstanding, which periods are now open to audit with the Mexican tax authority along with all periods subsequent to resolution of the certification issue. We believe temporary increases in the VAT recoverable balance will remain elevated until the periods under audit are closed.
-
Accounts payable balances increased in both the current and prior year periods. The current year increase was due to the following:

- Accrued salaries and benefits increased $6.3 million due to the accrual of $4.5 million under our incentive bonus plan as well as increased benefit accruals for our Mexican associates, which resulted from annual wage increases, including January 1, 2024 government mandated increases. There was no bonus accrual as of June 2023.

- VAT payable balances increased $3.5 million due to periods from 2024 being open to audit. Refer to the discussion of VAT recoverable balances and the VAT certification issue above.

- Income tax payable balances increased $2.5 million in 2024 based on the required income tax provision, the timing and amounts of federal, state and foreign tax payments made, and the timing of utilization of tax credits.

The prior year increase was due to the following:

- Accounts payable increased $14.0 million primarily due to a change in inventory management, shipping terms, and payment terms with a significant vendor and the temporary suspension of ADAC-STRATTEC LLC's payment of engineering, research and design fees and sales fees to ADAC in order to comply with ADAC-STRATTEC debt covenants.

- Accrued salaries and benefits increased $4.7 million due to increased salaries and benefits for our Mexican associates.

- Income taxes payable increased $2.4 million primarily due to the accrual of a China non-resident capital gain tax as a result of the sale of our interest in VAST LLC.

- Value added tax payable balances increased $3.0 million due to several periods being open to audit in Mexico.

Net cash used in investing activities of $7.8 million during 2024 included capital expenditures of $9.8 million in support of requirements for new product programs and the upgrade and replacement of existing equipment partially offset by additional proceeds from the sale of our interest in VAST LLC of $2.0. Net cash provided by investing activities of $8.9 million during 2023 included proceeds from the sale of our interest in VAST LLC of $26.2 million and a net increase in cash of $354,000 resulting from STRATTEC's purchase of the net assets of VAST Korea. The cash inflows were partially offset by capital expenditures of $17.4 million in support of requirements for new product programs and the upgrade and replacement of existing equipment and a $278,000 investment in VAST LLC for the purpose of funding general operating expenses for Sistema de Acesso Veicular Ltda, VAST LLC's Brazilian joint venture.

Net cash provided by financing activities of $72,000 during 2024 included additional borrowings under our credit facilities of $2.0 million and $72,000 received for purchases under our employee stock purchase plan. These cash inflows were partially offset by the repayment of borrowings under credit facilities of $2.0 million. Net cash used in financing activities of $7.4 million during 2023 included a payment of $9.0 million related to STRATTEC's purchase of the remaining non-controlling interest of STRATTEC POWER ACCESS LLC from WITTE Automotive, the repayment of borrowings under credit facilities of $15.0 million, and $600,000 of dividend payments to non-controlling interests in our subsidiaries. These cash outflows were partially offset by additional borrowings under our credit facilities of $17.0 million and $183,000 received for the exercise of stock options under our stock incentive plan and purchases under our employee stock purchase plan.

Cash Requirements

Dividends

On May 13, 2020, our Board of Directors took action to temporarily suspend payment of our quarterly dividend for the foreseeable future in order to conserve cash as a result of the economic downturn that began with COVID-19. No dividends were paid to shareholders during fiscal 2024 or fiscal 2023.

Future Capital Expenditures

We anticipate capital expenditures will be approximately $15.0 million in fiscal 2025 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at June 30, 2024. A total of 3,655,322 shares have been repurchased over the life of the program through June 30, 2024, at a cost of approximately $136.4 million. No shares were repurchased during fiscal 2024 or 2023. Additional repurchases may occur from time to time and are expected to continue to be funded by cash flow from operations and current cash balances.

Other Cash Requirements

In connection with the June 30, 2023 sale of our interest in VAST LLC to WITTE Automotive, we will be required to pay nonresident capital gain tax in China. The payment, which is expected to be made during our fiscal 2025, is expected to total approximately $1.9 million.

We anticipate payments of approximately $4.5 million to associates in connection with our incentive bonus plan during the first quarter of our fiscal 2025 related to bonuses earned in our fiscal 2024.

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

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $18 million on August 1, 2025. The credit facilities both expire August 1, 2026. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on LIBOR plus 1.25 percent or the bank’s prime rate through February 22, 2023, SOFR plus 1.35 percent for the period February 23, 2023 through September 5, 2023, and SOFR plus 1.85 percent subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate with no interest rate margin through May 30, 2024 and a 2 percent interest rate margin subsequent to May 30, 2024 or LIBOR plus 1.25 percent through February 6, 2023, SOFR plus 1.35 percent for the period February 7, 2023 through May 30, 2024, and SOFR plus 3.10 percent subsequent to May 30, 2024. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of June 30, 2024, we were in compliance with all financial covenants required by these credit facilities. There were no outstanding borrowings under the STRATTEC Credit Facility as of June 30, 2024 or July 2, 2023. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $33,000 and 8.5 percent, respectively, during 2024. The average outstanding borrowings and weighted average interest rate on the STRATTEC Credit Facility loans were approximately $15.4 million and 5.7 percent, respectively, during 2023. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $13 million at both June 30, 2024 and July 2, 2023. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $13.0 million and 6.8 percent, respectively, during 2024. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $12.4 million and 5.3 percent, respectively, during 2023. We believe that the credit facilities are adequate, along with existing cash flows from operations, to meet our anticipated capital expenditure, working capital, dividend, and operating expenditure requirements.

Joint Ventures and Majority Owned Subsidiaries

Refer to the discussion of Investment in Joint Ventures and Majority Owned Subsidiaries and discussion of Equity (Loss) Earnings of Joint Ventures included in the Notes to Financial Statements included within this Form 10-K.

Critical Accounting Policies

We believe the following represents our critical accounting policies:

Liability for Uncertain Tax Positions – We are subject to income taxation in many jurisdictions around the world. Significant management judgment is required in the accounting for income tax contingencies because the outcomes are often difficult to determine. We are required to measure and recognize uncertain tax positions that we have taken or expect to take in our income tax returns. The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken in an income tax return and the amount recognized in the financial statements. The amount of unrecognized benefits, that if recognized, would affect the effective tax rate was $1.2 million at June 30, 2024 and $1.1 million at July 2, 2023. An increase or decrease in our assessment of the recorded amount of unrecognized benefits by

10 percent would result in an increase or decrease in the reported tax provision, before the impact of interest and penalties, of $120,000 at June 30, 2024 and $110,000 at July 2, 2023. Refer to the discussion of Income Taxes included in the Notes to Financial Statements included as part of Item 8 within this Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATTEC SECURITY CORPORATION and subsidiaries (the "Company") as of June 30, 2024 and July 2, 2023, the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows, for the fiscal years ended June 30, 2024 and July 2, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and July 2, 2023, and the results of its operations and its cash flows for the fiscal years ended June 30, 2024 and July 2, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Specific Warranty Reserve – Refer to the Warranty Reserve Footnote to the Financial Statements

Critical Audit Metter Description

The Company records a specific warranty reserve for known warranty claims when its products fail to perform as expected and when it is probable that they will participate in the repair costs incurred by its customers for such products.

The specific warranty reserve is estimated based on management’s analysis of historical warranty data, current trends and information, known and projected claims for products sold, and the terms of specific agreements. The specific warranty reserve requires management to apply significant judgment to develop its estimate. Actual warranty costs may differ from management’s estimated costs as a result of, but not limited to, negotiation with customers, changes to the assumptions of repair and/or replacement costs, and repair rate. Such matters may require future adjustments to the reserve which could be material.

We identified a certain specific warranty reserve as a critical audit matter because estimating future warranty costs requires significant judgment by management. Auditing management’s assumptions about management’s estimated future warranty costs involves a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the certain specific warranty reserve included the following, among others:

-
We tested the effectiveness of internal controls relating to management’s process for developing the assumptions and inputs used to estimate the certain specific warranty reserve.

-
We evaluated the methods and significant assumptions, including the frequency and average cost of warranty claims, used by management to estimate the certain specific warranty reserve by:
o
Evaluating the methodology used to determine the certain specific warranty reserve in order to understand how key assumptions were developed.
o
Testing the accuracy of the underlying data that served as the basis for the analysis, including the historical claims and settlements paid on those claims.
o
Testing the completeness of the certain specific warranty reserve by conducting interviews of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluating whether they were appropriately considered in the determination of the certain specific warranty reserve.
o
Comparing certain inputs used in the certain specific warranty reserve to industry data to assess the reasonableness of management’s assumptions used in the estimate.
o
Developing an independent expectation of the Company’s certain specific warranty reserve and comparing it to management’s estimate to evaluate the reasonableness of the estimate.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

September 5, 2024

We have served as the Company's auditor since 2023.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended
	June 30, 2024	July 2, 2023
NET SALES	$537,766	$492,946
Cost of goods sold	472,298	450,794
GROSS PROFIT	65,468	42,152
Engineering, selling, and administrative expenses	47,654	48,241
INCOME (LOSS) FROM OPERATIONS	17,814	(6,089)
Equity (loss) earnings of joint ventures	(331)	1,559
Interest expense	(900)	(960)
Investment Income	572	—
Other income (expense), net	3,048	(2,178)
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES AND NON-CONTROLLING INTEREST	20,203	(7,668)
Provision for income taxes	3,775	1,281
NET INCOME (LOSS)	16,428	(8,949)
Net income (loss) attributable to non-controlling interest	115	(2,279)
NET INCOME (LOSS) ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$16,313	$(6,670)
COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$16,428	$(8,949)
Currency translation adjustments, net of tax	(2,794)	6,164
Pension and postretirement plans, net of tax	193	689
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,601)	6,853
COMPREHENSIVE INCOME (LOSS)	13,827	(2,096)
Comprehensive (loss) income attributable to non-controlling interest	(991)	180
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION	$14,818	$(2,276)
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO STRATTEC SECURITY CORPORATION:
Basic	$4.10	$(1.70)
Diluted	$4.07	$(1.70)
AVERAGE SHARES OUTSTANDING:
Basic	3,975	3,921
Diluted	4,004	3,921

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE AMOUNTS)

	June 30, 2024	July 2, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,410	$20,571
Receivables, less allowance for credit losses of $500 at June 30, 2024 and July 2, 2023	99,297	89,811
Inventories, net	81,649	77,597
Customer tooling in progress, net	22,173	20,800
Income taxes recoverable	319	2,711
Value added tax recoverable	19,684	7,912
Other current assets	5,282	6,380
Total current assets	253,814	225,782
DEFERRED INCOME TAXES	17,593	13,619
OTHER LONG-TERM ASSETS	6,698	7,083
PROPERTY, PLANT AND EQUIPMENT, NET	86,184	94,446
	$364,289	$340,930
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,911	$57,927
Accrued liabilities:
Payroll and benefits	28,953	22,616
Value added tax payable	9,970	6,499
Income tax payable	5,103	2,607
Environmental	1,390	1,390
Warranty	10,695	9,725
Other	7,266	8,222
Total current liabilities	118,288	108,986
Commitments and Contingencies – see note beginning on page 46
BORROWINGS UNDER CREDIT FACILITIES	13,000	13,000
ACCRUED PENSION OBLIGATIONS	1,379	1,206
ACCRUED POSTRETIREMENT OBLIGATIONS	1,050	1,157
OTHER LONG-TERM LIABILITIES	4,957	5,557
SHAREHOLDERS’ EQUITY:
Common stock, authorized 18,000,000, $.01 par value, issued 7,586,920 shares at June 30, 2024 and 7,530,170 shares at July 2, 2023	76	75
Capital in excess of par value	101,024	100,309
Retained earnings	250,612	234,299
Accumulated other comprehensive loss	(15,689)	(14,194)
Less: Treasury stock at cost (3,598,126 shares at June 30, 2024 and 3,601,124 shares at July 2, 2023)	(135,478)	(135,526)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	200,545	184,963
Non-controlling interest	25,070	26,061
Total shareholders’ equity	225,615	211,024
	$364,289	$340,930

The accompanying Notes to Financial Statements are an integral part of these Consolidated Balance Sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Total Shareholders' Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling interest
BALANCE July 3, 2022	$219,947	$75	$101,524	$240,969	$(18,588)	$(135,580)	$31,547
Net loss	(8,949)	—	—	(6,670)	—	—	(2,279)
Currency translation adjustments	6,164	—	—	—	3,705	—	2,459
Pension and postretirement funded status adjustment, net of tax of $212	689	—	—	—	689	—	—
Cash dividends paid to non- controlling interests of subsidiaries	(600)	—	—	—	—	—	(600)
Purchase of SPA Non- controlling interest	(7,877)	—	(2,811)	—		—	(5,066)
Stock-based compensation	1,466	—	1,466	—	—	—	—
Stock option exercises	109	—	109	—	—	—	—
Employee stock purchases	75	—	21	—	—	54	—
BALANCE July 2, 2023	$211,024	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061
Net income	16,428	—	—	16,313	—	—	115
Currency translation adjustments	(2,794)	—	—	—	(1,688)	—	(1,106)
Pension and postretirement funded status adjustment, net of tax of $59	193	—	—	—	193	—	—
Purchase of SPA Non- controlling interest	(775)	—	(775)	—		—	—
Stock-based compensation	1,467	—	1,467	—	—	—	—
Employee stock purchases	72	1	23	—	—	48	—
BALANCE June 30, 2024	$225,615	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Shareholders’ Equity.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended
	June 30, 2024	July 2, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,428	$(8,949)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity loss (earnings) of joint ventures	331	(1,559)
Depreciation	16,547	17,485
Foreign currency transaction (gain) loss	(2,153)	2,935
Loss on settlement of pension obligation	—	217
Deferred income taxes	(4,711)	(4,937)
Stock-based compensation expense	1,467	1,466
Change in operating assets and liabilities:
Receivables	(9,356)	(13,696)
Inventories	(4,052)	2,885
Other assets	(13,562)	(10,483)
Accounts payable and accrued liabilities	10,738	23,964
Other, net	588	767
Net cash provided by operating activities	12,265	10,095
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint ventures	—	(278)
Proceeds from Sale of interest in VAST LLC	2,000	26,170
Purchase of VAST Korea net assets	—	354
Additions to property, plant and equipment	(9,788)	(17,370)
Proceeds received on sale of property, plant and equipment	—	25
Net cash (used in) provided by investing activities	(7,788)	8,901
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	2,000	17,000
Repayments under credit facilities	(2,000)	(15,000)
Purchase of SPA non-controlling interest	—	(9,019)
Exercise of stock options and employee stock purchases	72	183
Dividends paid to non-controlling interests of subsidiaries	—	(600)
Net cash provided by (used in) financing activities	72	(7,436)
FOREIGN CURRENCY IMPACT ON CASH	290	237
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,839	11,797
CASH AND CASH EQUIVALENTS
Beginning of year	20,571	8,774
End of year	$25,410	$20,571
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period For:
Income taxes	$3,801	$2,759
Interest	$888	$890
Non-Cash Investing Activities:
Purchase price receivable from sale of interest in VAST LLC	$—	$(2,000)
Change in capital expenditures in accounts payable	$171	$(1,437)

The accompanying Notes to Financial Statements are an integral part of these Consolidated Statements of Cash Flows.

NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STRATTEC SECURITY CORPORATION designs, develops, manufactures and markets automotive security, access control, and user interface controls products and solutions. This includes mechanical locks and keys, electronically enhanced locks and keys, passive entry passive start systems (PEPS), phone as a key systems (PaaK), steering column and instrument panel ignition lock housings, latches, power sliding side door systems, power tailgate systems, power lift gate systems, power deck lid systems, door handles steering wheel switches and controller, E-shifters, paddle switches and related products for primarily North American automotive customers. We also previously supplied global automotive manufacturers through a strategic relationship with WITTE Automotive (“WITTE”) of Velbert, Germany and ADAC Plastics Inc. (doing business as ADAC Automotive (“ADAC”), of Grand Rapids, Michigan) called Vehicle Access Systems Technology LLC ("VAST LLC"), doing business as the VAST Automotive Group (“VAST”). Under this unique strategic relationship, STRATTEC, WITTE and ADAC marketed the products of each company to global customers under the “VAST Automotive Group” brand name. Effective as of June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. As of the closing of the sale of its VAST LLC interest, STRATTEC entered into a strategic preferred partner relationship with WITTE covering VAST LLC pursuant to the terms of a cooperation framework agreement that enables STRATTEC to continue to market and rely on the global capabilities of VAST LLC. STRATTEC products are shipped to customer locations in the United States, Canada, Mexico, Europe, South America, Korea, and China, and we, along with our partners, provide full service and aftermarket support for each VAST Automotive Group partners’ products.

The accompanying consolidated financial statements reflect the consolidated results of STRATTEC SECURITY CORPORATION, its wholly owned subsidiaries, STRATTEC de Mexico and STRATTEC POWER ACCESS LLC (“SPA”), and its majority owned subsidiary, ADAC-STRATTEC, LLC. Effective June 30, 2023, SPA became a wholly owned subsidiary of STRATTEC SECURITY CORPORAITON as a result of the purchase of the remaining non-controlling interest. Prior to June 30, 2023, STRATEC owned 80 percent of SPA. STRATTEC is headquartered in Milwaukee, Wisconsin. STRATTEC de Mexico is located in Juarez, Mexico. ADAC-STRATTEC, LLC and SPA have operations in El Paso, Texas and in Juarez and Leon, Mexico. For periods prior to June 30, 2023, the accompanying financial statements also reflect the results of our one-third equity investment in VAST LLC for which we exercised significant influence but did not control and were not variable interest entities of STRATTEC. VAST LLC was accounted for using the equity method and consisted primarily of four wholly owned subsidiaries in China, one wholly owned subsidiary in Brazil and one joint venture entity in India. We have only one reporting segment.

Risks and Uncertainties: STRATTEC’s operating performance is subject to global economic conditions, inflationary pressures and levels of consumer spending specifically within the automotive industry. In our fiscal year 2023, the inflationary pressures negatively affected the areas of raw materials, purchased materials and wage rates in Mexico, resulting in increased raw material and purchased part costs in the year. While our fiscal 2024 results reflect reduced raw material costs as compared to our fiscal 2023, inflationary pressures on purchased material and wage rates in Mexico persist and may continue to negatively impact our fiscal 2025 operating results.

Additionally, unforeseen global economic conditions may adversely impact our supply chain and our operations, including impacting our customers, workforce and suppliers, any of which may continue to disrupt and limit sourcing of critical supply chain components needed by us and our customers to meet expected production schedules. Moreover, these events may create added inflationary pressures on our operations, including further increases in wages and the prices of raw materials and purchased parts. All of these foregoing matters, including their scope and duration, are uncertain and cannot be predicted as to timing and cost impacts upon our operations. These changing conditions may also affect the estimates and assumptions made by our management in our financial statements. Such estimates and assumptions affect, among other things, our long-lived asset valuations, assessment of our annual effective tax rate, valuation of deferred income taxes, assessment of excess and obsolete inventory reserves, and assessment of collectability of trade receivables.

Significant Accounting Policies: The significant accounting policies followed in the preparation of these financial statements, as summarized in the following paragraphs, are in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of STRATTEC SECURITY CORPORATION, its wholly owned subsidiaries and its majority owned subsidiary. Equity investments for which STRATTEC exercises significant influence but does not control and are not variable interest entities of STRATTEC are accounted for using the equity method. All significant inter-company transactions and balances have been eliminated.

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

Subsequent Event: In August 2024, we entered into a peso forward contract providing for monthly settlements during the period September 2024 through August 2025. The notional amount over the contract period totals $33.5 million with a weighted average forward exchange rate of $19.73. Refer to the Derivative Instruments discussion below.

Fiscal Year: Our fiscal year ends on the Sunday nearest June 30. The years ended June 30, 2024 and July 2, 2023 are each comprised of 52 weeks.

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

Cash and Cash Equivalents: Cash and cash equivalents include all short-term investments with an original maturity of three months or less due to the short-term nature of the instruments. Excess cash balances are placed in money market funds comprised of government agency securities, bank money market deposits and short-term certificates of deposit.

Derivative Instruments: We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During 2023 and 2024, we had contracts with Bank of Montreal that provide for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs. Our objective in entering into currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency forward contracts are recognized in our accompanying consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income (Expense), net. No Mexican peso forward contracts were outstanding as of June 30, 2024 or July 2, 2023.

The pre-tax effects of the Mexican peso forward contracts on the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) consisted of the following (thousands of dollars):

	Other Income (Expense), net
	Years Ended
	June 30, 2024	July 2, 2023
Not Designated as Hedging Instruments:
Realized and unrealized gain, net	$885	$1,022

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated their book value as of June 30, 2024 and July 2, 2023. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. There is an established fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 – Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments. Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and July 2, 2023 (thousands of dollars):

	June 30, 2024				July 2, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Rabbi Trust assets:
Stock index funds:
Small cap	$84	$—	$—	$84	$161	$—	$—	$161
Mid cap	163	—	—	163	327	—	—	327
Large cap	349	—	—	349	492	—	—	492
International	399	—	—	399	503	—	—	503
Fixed income funds	458	—	—	458	1,022	—	—	1,022
Cash and cash equivalents	—	185	—	185	—	113	—	113
Total assets at fair value	$1,453	$185	$—	$1,638	$2,505	$113	$—	$2,618

The Rabbi Trust assets fund our supplemental executive retirement plan and are included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. The reduction in Rabbi trust assets between periods resulted from $1.2 million in assets being moved from the trust in June 2024 related to a July 2024 settlement payment. Refer to discussion of Mexican peso forward contracts under Derivative Instruments above.

Receivables: Receivables consist primarily of trade receivables due from Original Equipment Manufacturers in the automotive industry and locksmith/dealership distributors relating to our service and aftermarket sales. We evaluate the collectability of receivables based on a number of factors. An allowance for credit losses is recorded for significant past due receivable balances based on a review of the past due items, general economic conditions (including with respect to the impact of the Ukraine conflict and the supply chain disruptions on our customers) and the industry as a whole. The allowance for credit losses totaled $500,000 at June 30, 2024 and July 2, 2023.

Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at net realizable value using the first-in, first-out (“FIFO”) cost method of accounting. Inventories consisted of the following (thousands of dollars):

	June 30, 2024	July 2, 2023
Finished products	$19,833	$15,935
Work in process	15,461	15,816
Purchased materials	46,355	45,846
Inventories, net	$81,649	$77,597

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

	Balance, Beginning of Year	Provision Charged to Expense	Amounts Written Off / (Recoveries)	Balance, End of Year
Year ended June 30, 2024	$7,115	$1,887	$1,222	$7,780
Year ended July 2, 2023	$5,489	$1,457	$(169)	$7,115

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

Value-Added Tax: Our Mexican entities are subject to value-added tax ("VAT"). VAT is paid on goods and services and collected on sales. A VAT certification generally allows for relief from VAT tax for temporarily imported goods. Our VAT recoverable and payable balances were increased as of July 2, 2023 due to several monthly VAT tax periods being open to audit by the Mexican tax authority. As of June 30, 2024, the audits for periods prior to July 2023 have been closed. VAT recoverable balances increased $11.8 million during 2024 mostly due to a temporary issue with our VAT certification. Although the certification issue was resolved during our December 2023 quarter, we were required to pay VAT on all parts temporarily imported into Mexico before seeking reimbursement for periods in which the certification issue was outstanding, which periods are now open to audit with the Mexican tax authority along with all periods subsequent to resolution of the certification issue. VAT payable balances increased $3.5 million during 2024 mostly due to all periods subsequent to resolution of the VAT certificate issue being open to audit. We believe temporary increases in the VAT recoverable and payable balances will remain elevated until the periods under audit are closed.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Expected Useful Lives
Land improvements	20 years
Buildings and improvements	15 to 35 years
Machinery and equipment	3 to 15 years

Property, plant and equipment consisted of the following (thousands of dollars):

	June 30, 2024	July 2, 2023
Land and improvements	$6,697	$6,963
Buildings and improvements	39,927	41,218
Machinery and equipment	258,622	251,995
	305,246	300,176
Less: accumulated depreciation	(219,062)	(205,730)
	$86,184	$94,446

Depreciation expense was as follows for the periods indicated (thousands of dollars):

Fiscal Year	Depreciation Expense
2024	$16,547
2023	$17,485

The gross and net book value of property, plant and equipment located outside of the United States, primarily in Mexico, were as follows (thousands of dollars):

	June 30, 2024	July 2, 2023
Gross book value	$180,566	$178,592
Net book value	$61,308	$68,240

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to not be recoverable, the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated costs to sell. There were no impairments recorded in the years ended June 30, 2024 or July 2, 2023.

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

Leases: Our right-of-use operating lease assets are recorded at the present value of future minimum lease payments, net of amortization. We have an operating lease for our El Paso, Texas finished goods and service parts distribution warehouse. This lease has a current lease term through December 2028 and does not include any options to extend the lease term beyond such timeframe. We have two operating leases for office space at our Korean branch office. Both of these leases have a lease term through July 1, 2024 with automatic renewal. For purposes of calculating operating lease obligations, we included an extension of four years after July 1, 2024 as it is reasonably certain that we will exercise such automatic renewals. Our leases do not contain material residual value guarantees or restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease term.

As the lease does not provide an implicit rate, we used our incremental borrowing rate at lease commencement to determine the present value of our lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest we would pay to borrow over a similar term with similar payments.

The operating lease asset and obligation related to our operating leases included in the accompanying Consolidated Balance Sheets are presented below (thousands of dollars):

	June 30, 2024	July 2, 2023
Right-of-Use Asset Under Operating Lease:
Other Long-Term Assets	$3,801	$4,465
Lease Obligation Under Operating Lease:
Current Liabilities: Accrued Liabilities: Other	$744	$465
Other Long-Term Liabilities	3,390	4,000
	$4,134	$4,465

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under the non-cancelable leases are as follows as of June 30, 2024 (thousands of dollars):

2025	$979
2026	1,026
2027	1,075
2028	1,127
Thereafter	558
Total Future Minimum Lease Payments	4,765
Less: Imputed Interest	(631)
Total Lease Obligations	$4,134

Cash flow information related to the operating leases is shown below (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Operating Cash Flows:
Cash Paid Related to Operating Lease Obligation	$769	$497

The weighted average remaining lease term and discount rate for our operating leases are shown below:

	June 30, 2024	July 2, 2023
Weighted Average Remaining Lease Term, (in years)	4.5	5.5
Weighted Average Discount Rate	6.2%	6.2%

Operating lease expense for the years ended June 30, 2024 and July 2, 2023 totaled $989,000 and $497,000, respectively.

Supplier Concentrations: The following inventory purchases were made from major suppliers with purchases in excess of 2.5 percent of total purchases during each fiscal year noted:

Fiscal Year	Percentage of Inventory Purchases	Number of Suppliers
2024	30%	4
2023	39%	6

We have long-term contracts or arrangements with most of our suppliers to assist in guaranteeing the availability of raw materials and component parts.

Labor Concentrations: We had approximately 3,365 full-time associates as of June 30, 2024. Approximately 170 or 5.1 percent of our full time associates were represented by a labor union at June 30, 2024 at our Milwaukee facility, which associates account for all production associates at our Milwaukee, WI facility. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. Additionally, approximately 152 or 4.5 percent of our full time associates were represented by a labor union at our Leon, Mexico facility. The current contract with our Leon unionized associates is effective through April 8, 2025.

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

Receivables, net:

Receivables, net include amounts billed and currently due from customers. We maintain an allowance for credit losses to provide for estimated amounts of receivables not expected to be collected. We continually assess our receivables for collectability and any allowance is recorded based upon age of the outstanding receivables, historical payment experience, customer creditworthiness and general economic conditions.

Contract Balances:

We had no material contract assets or contract liabilities as of June 30, 2024 or July 2, 2023.

Product Sales and Sales and Receivable Concentration:

Refer to Product Sales and Sales and Receivable Concentration included herein for revenue by product group and revenue by customer.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenditures were approximately $14.8 million in 2024 and $15.9 million in 2023.

Other Income (Expense), Net: Net other income (expense) included in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets and liabilities held by our Mexican subsidiaries. The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts during fiscal 2024 and 2023 to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component. The impact of these items for the periods presented was as follows (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Foreign currency transaction gain (loss)	$2,153	$(2,935)
Rabbi Trust Assets gain	211	202
Realized and unrealized gain on Mexican peso forward contracts, net	885	1,022
Pension and postretirement plans cost	(395)	(722)
Other	194	255
	$3,048	$(2,178)

Warranty Reserve: We have a warranty reserve recorded related to our known and potential exposure to warranty claims in the event our products fail to perform as expected, and in the event we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty reserve balance involves judgment and estimates. Our reserve estimate is based on an analysis of historical warranty data as well as current trends and information received from our customers. During 2024 and 2023, we recorded warranty provisions associated with customer-specific warranty claims involving our product. As additional information becomes available, actual results may differ from recorded estimates, which may require us to adjust the amount of our warranty provision.

Changes in the warranty reserve were as follows (thousands of dollars):

	Balance, Beginning of Year	Provision Charged to Expense	Payments	Balance, End of Year
Year ended June 30, 2024	$9,725	$2,608	$1,638	$10,695
Year ended July 2, 2023	$8,100	$2,405	$780	$9,725

Foreign Currency Translation: The financial statements of our foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for sales, costs and expenses. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Accumulated Other Comprehensive Loss (“AOCL”): The following tables summarize the changes in AOCL for the years ended June 30, 2024 and July 2, 2023 (thousands of dollars):

	Year Ended June 30, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance July 2, 2023	$13,028	$1,166	$14,194
Other comprehensive loss before reclassifications	2,794	(10)	2,784
Income Tax	—	2	2
Net other comprehensive loss before reclassifications	2,794	(8)	2,786
Reclassifications:
Actuarial losses (A)	—	(242)	(242)
Total reclassifications before tax	—	(242)	(242)
Income Tax	—	57	57
Net reclassifications	-	(185)	(185)
Other comprehensive loss	2,794	(193)	2,601
Other comprehensive loss attributable
to non-controlling interest	1,106	—	1,106
Balance June 30, 2024	$14,716	$973	$15,689

	Year Ended July 2, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance July 3, 2022	$16,733	$1,855	$18,588
Other comprehensive income before reclassifications	(4,698)	(559)	(5,257)
Income Tax	(636)	132	(504)
Net other comprehensive income before reclassifications	(5,334)	(427)	(5,761)
Reclassifications:
Sale of interest in VAST LLC	(830)	—	(830)
Actuarial losses (A)	—	(342)	(342)
Total reclassifications before tax	(830)	(342)	(1,172)
Income Tax	—	80	80
Net reclassifications	(830)	(262)	(1,092)
Other comprehensive income	(6,164)	(689)	(6,853)
Other comprehensive income attributable
to non-controlling interest	(2,459)	—	(2,459)
Balance July 2, 2023	$13,028	$1,166	$14,194

(A)
Amounts reclassified are included in the computation of net periodic benefit cost, which is included in Other Income (Expense), net in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). See Retirement Plans and Postretirement Costs note to these Notes to Financial Statements below.

Stock-Based Compensation: We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. The Board of Directors has designated 2,250,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of June 30, 2024 were 361,085. Awards that expire or are cancelled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

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

No stock options were granted during 2024 or 2023, and all compensation cost related to previously granted options was recognized prior to 2023. Accordingly, no compensation cost related to stock options was recorded during 2024 or 2023. The fair value of each restricted stock grant was based on the market price of the underlying common stock as of the date of grant. The resulting compensation cost is amortized on a straight-line basis over the vesting period. We record stock based compensation only for those awards that are expected to vest.

Unrecognized compensation cost as of June 30, 2024 related to restricted stock granted under the plan was as follows (thousands of dollars):

	Compensation Cost	Weighted Average Period over which Cost is to be Recognized (in years)
Restricted stock granted	$930	0.9

Unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Cash received from stock option exercises and the related income tax benefit were as follows (thousands of dollars):

Fiscal Year	Cash Received from Stock Option Exercises	Income Tax Benefit
2024	$—	$—
2023	$109	$—

The intrinsic value of stock options exercised and the fair value of options vested were as follows (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Intrinsic value of options exercised	$—	$31
Fair value of stock options vested	$—	$—

Options outstanding as of June 30, 2024 were as follows:

	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price Outstanding and Exercisable	Weighted Average Remaining Contractual Life Outstanding (In Years)
$79.73	8,070	$79.73	0.13

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

INVESTMENT IN JOINT VENTURES AND MAJORITY OWNED SUBSIDIARIES

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. For all periods presented in this report, ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC Automotive (“ADAC”). ADAC, of Grand Rapids, Michigan, is a privately held automotive supplier and manufactures engineered products, including door handles and other automotive trim parts, utilizing plastic injection molding, automated painting and various assembly processes. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC. ADAC-STRATTEC LLC net sales and net income to STRATTEC totaled approximately $135.9 million and $147,000, respectively, in 2024. ADAC-STRATTEC LLC net sales and net loss to STRATTEC totaled approximately $121.9 million and $2.1 million, respectively, in 2023.

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

	Years Ended
	June 30, 2024	July 2, 2023
Engineering, research and design fee charged to ADAC-STRATTEC LLC	$9,511	$8,533
Sales to ADAC	$9,718	$12,198

	Years Ended
	June 30, 2024	July 2, 2023
Accounts receivable due from ADAC	$833	$3,903
Accounts payable to ADAC	$1,679	$4,928

STRATTEC POWER ACCESS LLC (“SPA”) was formed in fiscal year 2009 to supply the North American portion of the power sliding door, lift gate, tail gate and deck lid system access control products which were acquired from Delphi Corporation. Prior to June 30, 2023, SPA was 80 percent owned by STRATTEC and 20 percent owned by WITTE. WITTE, of Velbert, Germany, is a privately held automotive supplier that designs, manufactures and markets automotive components, including locks and keys, hood latches, rear compartment latches, seat back latches, door handles and specialty fasteners. Effective June 30, 2023, we entered into and completed transactions contemplated by an Equity Restructuring Agreement ("Restructuring Agreement") between STRATTEC and WITTE. As a result, STRATTEC purchased the remaining 20 percent interest in SPA, and SPA became a wholly owned subsidiary of STRATTEC. The restructuring agreement is discussed further below. An additional Mexican entity, STRATTEC POWER ACCESS de Mexico, is wholly owned by SPA. The financial results of SPA are consolidated with the financial results of STRATTEC.

Prior to June 30, 2023, we participated in certain Alliance Agreements with WITTE and ADAC. Additionally, a joint venture company, Vehicle Access Systems Technology LLC (“VAST LLC”), in which WITTE, STRATTEC and ADAC each held a one-third equity interest, existed to seek opportunities to manufacture and sell each company’s products in areas of the world outside of North America and Europe. VAST LLC had investments in China, Brazil, and India with sales and engineering branch offices in South Korea and Japan. Due to these relationships, STRATTEC purchased $839,000 of component parts from WITTE in 2023. STRATTEC also paid WITTE a royalty of $528,000 in 2023 related to certain latch product sales. WITTE was no longer a related party as of June 30, 2023.

As a result of the Restructuring Agreement, STRATTEC sold its one-third interest in VAST LLC to WITTE and STRATTEC purchased WITTE's 20 percent non-controlling interest in SPA along with the net assets of VAST LLC's Korea branch office. The net purchase price payable from WITTE to STRATTEC was $18.5 million, of which $16.5 million was paid on June 30, 2023 and $2 million was paid in July 2023. The $2 million paid in July 2023 was included in other current assets in the accompanying Consolidated Balance Sheet as of July 2, 2023. The allocation of the $18.5 million net purchase price was as follows (millions of dollars):

Cash Received (Paid)
Sale of STRATTEC's one-third ownership interest in VAST LLC	$28.2
Purchase of 20 percent non-controlling interest in SPA	(9.0)
Purchase of net assets of VAST LLC's Korean branch office	(0.7)
Net purchase price received by STRATTEC	$18.5

The Restructuring Agreement positions STRATTEC to redeploy assets, both financial and technical, to create greater focus on STRATTEC-specific strategic growth opportunities in North America and around the world. This transaction allows STRATTEC to be well-positioned to take advantage of new opportunities, including more of our product applications on Electric Vehicles, growing consumer demand for Power Access products, expansion of electronics capabilities and other new automotive products. It also gives us greater resources to further explore diversification of markets, complimentary technology and regions outside of North America. As part of the Restructuring Agreement, STRATTEC also entered into a cooperation framework agreement with WITTE related to VAST LLC which provides a framework for the parties to collaborate on global programs related to product development and manufacturing.

Prior to the Restructuring Agreement, VAST LLC investments were accounted for using the equity method of accounting. The activities of VAST LLC resulted in equity loss of joint ventures to STRATTEC of $331,000 during 2024, which loss was the result of additional professional fees incurred related to the Restructuring Agreement. The current year loss is an adjustment to our 2023 gain on sale of VAST LLC of $110,000. Our accumulated loss on sale of VAST LLC totals $221,000 as of June 30, 2024. The activities of VAST LLC resulted in equity earnings of joint ventures to STRATTEC of approximately $1.6 million during 2023. STRATTEC's 2023 equity earnings also includes STRATTEC's one-third share of a loss on disposal of Brazil, which totaled $531,000. During 2023, capital contributions totaling $834,000 were made to VAST LLC for purposes of funding operations in Brazil with STRATTEC's portion of such capital contributions totaling $278,000. As of June 30, 2023, STRATTEC had no continuing involvement in VAST LLC. See further discussion under Equity (Loss) Earnings of Joint Ventures included in Notes to Financial Statements herein.

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

As a result of the Restructuring Agreement, STRATTEC no longer held an ownership interest in VAST LLC as of July 2, 2023. The following are summarized statements of operations for VAST LLC (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Net sales	$—	$207,362
Cost of goods sold	—	171,851
Gross profit	—	35,511
Engineering, selling and administrative expense	—	31,302
Income from operations	—	4,209
Other income, net	—	2,304
Loss on disposal of investment in Brazil	—	(1,592)
Income before provision for income taxes	—	4,921
Provision for income taxes	—	672
Net income	$—	$4,249
STRATTEC’s share of VAST LLC net income	$—	$1,416
Intercompany profit eliminations	—	33
STRATTEC’s equity earnings of VAST LLC prior to loss on sale	—	1,449
(Loss) gain on sale of VAST LLC	(331)	110
STRATTEC's equity (loss) earnings of VAST LLC	$(331)	$1,559

We had sales of component parts to VAST LLC, purchases of component parts from VAST LLC, expenses charged to VAST LLC for engineering and accounting services and expenses charged from VAST LLC to STRATTEC for general headquarter expenses. As a result of the Restructuring Agreement, STRATTEC no longer held an ownership interest in VAST LLC as of July, 2, 2023. The following tables summarize the related party transactions with VAST LLC for the periods indicated (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Sales to VAST LLC	$—	$64
Purchases from VAST LLC	$—	$49
Expenses charged to VAST LLC	$—	$382
Expenses charged from VAST LLC	$—	$761

CREDIT FACILITIES

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $18 million on August 1, 2025. The credit facilities both expire August 1, 2026. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or LIBOR plus 1.25 percent through February 22, 2023, SOFR plus 1.35 percent for the period February 23, 2023 through September 5, 2023, and SOFR plus 1.85 percent subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate with no interest rate margin through May 30, 2024 and a 2 percent interest rate margin subsequent to May 30, 2024 or LIBOR plus 1.25 percent through February 6, 2023, SOFR plus 1.35 percent for the period February 7, 2023 through May 30, 2024, and SOFR plus 3.10 percent subsequent to May 30, 2024. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of June 30, 2024, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities referenced in the above paragraph as of the end of 2024 and 2023 were as follows (thousands of dollars):

	June 30, 2024	July 2, 2023
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	13,000	13,000
	$13,000	$13,000

Average outstanding borrowings and the weighted average interest rate under each such credit facility during 2024 and 2023 were as follows (thousands of dollars):

	Average Outstanding Borrowings		Weighted Average Interest Rate
	Years Ended		Years Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
STRATTEC Credit Facility	$33	$5,365	8.5%	5.7%
ADAC-STRATTEC Credit Facility	$13,000	$12,426	6.8%	5.3%

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of these groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at June 30, 2024 is adequate.

At June 30, 2024, we had purchase commitments related to zinc. We also had minimum rental commitments under non-cancelable operating leases with a term in excess of one year. The purchase and minimum rental commitments are payable as follows (thousands of dollars):

	Purchase	Minimum Rental
Fiscal Year	Commitments	Commitments
2025	$3,669	$979
2026	$—	$1,026
2027	$—	$1,075
2028	$—	$1,127
Thereafter	$—	$558

INCOME TAXES

The provision for income taxes consisted of the following (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Currently payable (recoverable):
Federal	$4,466	$1,035
State	619	401
Foreign	3,401	4,782
	8,486	6,218
Deferred tax provision	(4,711)	(4,937)
	$3,775	$1,281

The 2024 and 2023 federal provisions for income taxes excluded deductions of $16.7 million and $22.0 million, respectively, in research and development costs that are deductible in future periods as the costs were included in the deferred tax provisions of the respective periods. The 2023 federal provision also included $6.0 million of capital losses on the sale of our interest in VAST LLC. The 2023 foreign provision for income taxes included $2.2 million of China non-resident capital gain tax related to the sale of our interest in VAST LLC. Foreign income before the provision for income taxes was $8.4 million in 2024 and $3.1 million in 2023.

The items accounting for the difference between income taxes computed at the federal statutory tax rate and the provision for income taxes were as follows:

	Years Ended
	June 30, 2024	July 2, 2023
U.S. statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.7	4.7
Foreign subsidiaries	5.4	—
China non-resident capital gain tax	(1.6)	(28.7)
U.S. tax impact on sale of VAST LLC	—	(9.7)
Valuation allowance	2.6	(18.8)
Return to provision adjustment	(6.1)	2.1
Global intangible low-taxed income	—	(8.0)
Research and development tax credit	(8.1)	19.4
Non-controlling interest	2.3	4.0
Uncertain tax positions	—	(1.7)
Stock-based compensation	0.7	0.3
Other	(0.2)	(1.3)
	18.7%	(16.7%)

Impacts of the sale of our one-third interest in VAST LLC on our 2023 effective rate included the China non-resident capital gain tax, the U.S. tax impact on the sale of VAST LLC, and the capital loss carryforward valuation allowance. As discussed above, the 2023 foreign provision for income taxes includes $2.2 million of China non-resident capital gain tax related to the sale of our interest in VAST LLC. The U.S. tax impact of the sale of VAST LLC was the result of the tax gain recognized. The valuation allowance, as discussed further below, was generated by our assessment of the future realization of the capital losses realized on the VAST LLC sale. The change in the research and development tax credit on the effective rate between periods is due to book pre-tax income in the current year as compared to book pre-tax loss in the prior year.

The components of deferred tax (liabilities) assets were as follows (thousands of dollars):

	June 30, 2024	July 2, 2023
Unrecognized pension and postretirement benefit plan liabilities	$296	$368
Accrued warranty	2,319	2,255
Payroll-related accruals	4,769	4,094
Research and development costs	8,598	5,541
Capital loss carryforward related to sale of interest in VAST LLC	1,677	1,403
Stock-based compensation	281	414
Inventory reserve	1,712	1,633
Environmental reserve	313	327
Repair and maintenance supply parts reserve	215	222
Allowance for credit losses	113	118
Lease Liability	931	1,049
Right of Use Assets	(856)	(1,049)
Credit carry-forwards	1,899	1,628
Postretirement obligations	104	64
Accumulated depreciation	(3,455)	(4,387)
Accrued pension obligations	444	415
Joint ventures	440	47
Other	362	1,078
	20,162	15,220
Valuation allowance	(2,569)	(1,601)
Net deferred tax assets	$17,593	$13,619

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Foreign tax credit carry-forwards at June 30, 2024 resulted in future benefits of approximately $1.4 million and expire between 2031 and 2041. A valuation allowance related to the federal credit carry-forwards of $692,000 has been recorded as of June 30, 2024 as we currently do not anticipate having sufficient foreign sourced income to utilize these credit carry-forwards. State credit carry-forwards at June 30, 2024 resulted in future benefits of approximately $541,000 and expire at varying times between 2025 and 2032. A valuation allowance of $155,000 has been recorded as of June 30, 2024, due to our assessment of the future realization of certain state credit carry-forward benefits. We do not currently anticipate having sufficient state taxable income to offset these credit carry-forwards. A valuation allowance of $1.7 million has been recorded as of June 30, 2024 due to our assessment of the future realization of the capital loss carryforward related to the sale of VAST LLC. We do not currently anticipate having capital gains in future taxable years to offset the capital loss carryforward.

The total liability for unrecognized tax benefits was $1.6 million as of both June 30, 2024 and July 2, 2023 and was included in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. This liability includes $1.4 million of unrecognized tax benefits at both June 30, 2024 and July 2, 2023. The liability includes $150,000 of accrued interest at June 30, 2024 and $162,000 at July 2, 2023. This liability does not include an amount for accrued penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $1.2 million at June 30, 2024 and $1.1 million at July 2, 2023. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended June 30, 2024 and July 2, 2023 (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Unrecognized tax benefits, beginning of year	$1,395	$1,314
Gross increases – tax positions in prior years	41	50
Gross decreases – tax positions in prior years	(59)	—
Gross increases – current period tax positions	427	385
Tax years closed	(387)	(354)
Unrecognized tax benefits, end of year	$1,417	$1,395

We or one of our subsidiaries files income tax returns in the United States (federal), Wisconsin (state), Michigan (state) and various other states, Mexico and other foreign jurisdictions. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2021 through 2024 for federal, fiscal 2020 through 2024 for most states and calendar 2019 through 2023 for foreign jurisdictions.

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

During 2023, SERP benefits of $863,000 were cash settled using Rabbi trust assets. We incurred a related settlement charge to operations of $217,000 pre-tax in 2023 as a result of the requirement to expense a portion of the unrealized actuarial losses due to the settlement of the SERP obligation. The Rabbi Trust assets had a value of $1.6 million and $2.6 million at June 30, 2024 and July 2, 2023, respectively, and were included in Other Long-Term Assets in the accompany Consolidated Balance Sheets. Refer to Fair Value of Financial Instruments discussion included in Notes to Financial Statements herein for further discussion of Rabbi Trust assets. The Rabbi Trust assets are excluded from the SERP tables below as they do not qualify as plan assets. The reduction in Rabbi trust assets between periods resulted from $1.2 million in assets being moved from the trust in June 2024 related to a July 2024 settlement payment. The projected benefit obligation under the SERP, which is included in the SERP tables below, was $2.6 million at June 30, 2024 and $2.3 million at July 2, 2023. The SERP has a separately determined accumulated benefit obligation, which is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumptions about future compensation levels. The accumulated benefit obligation under the SERP was $2.4 million at June 30, 2024 and $2.2 million at July 2, 2023.

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

Amounts included in accumulated other comprehensive loss, net of tax, at June 30, 2024, which have not yet been recognized in net periodic benefit cost were as follows (thousands of dollars):

	SERP	Postretirement
Net actuarial loss	$465	$508

Unrecognized net actuarial losses included in accumulated other comprehensive loss at June 30, 2024 which are expected to be recognized in net periodic benefit cost (credit) in fiscal 2024, net of tax, for the SERP and postretirement plans are as follows (thousands of dollars):

	SERP	Postretirement
Net actuarial loss	$20	$127

The following tables summarize the SERP and postretirement plans’ income and expense, funded status and actuarial assumptions for the years indicated (thousands of dollars). We use a June 30 measurement date for our SERP and postretirement plans.

	SERP Benefits		Postretirement Benefits
	Years Ended		Years Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
COMPONENTS OF NET PERIODIC BENEFIT COST (CREDIT):
Service cost	$84	$80	$9	$10
Interest cost	90	101	63	62
Plan settlements	—	217	—	—
Amortization of unrecognized net loss	46	99	196	243
Net periodic benefit cost (credit)	$220	$497	$268	$315

WEIGHTED-AVERAGE ASSUMPTIONS:
Benefit Obligations:
Discount rate (SERP / postretirement life)	5.21%	5.07%	5.45%	5.20%
Discount rate (postretirement health)			5.23%	5.06%
Rate of compensation increases	5.46%	4.61%	n/a	n/a
Net Periodic Benefit Cost:
Discount rate (SERP / postretirement life)	5.07%	4.26%	5.20%	4.57%
Discount rate (postretirement health)			5.06%	4.23%
Rate of compensation increases	4.00%	4.00%	n/a	n/a
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$2,305	$3,164	$1,296	$1,477
Service cost	84	80	9	10
Interest cost	90	101	63	62
Actuarial loss (gain)	118	(163)	(128)	(179)
Plan settlements	—	(863)	—	—
Benefits paid	(14)	(14)	(82)	(74)
Benefit obligation at end of year	$2,583	$2,305	$1,158	$1,296
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contribution	14	877	82	74
Benefits paid	(14)	(877)	(82)	(74)
Fair value of plan assets at end of year	$—	$—	$—	$—
Funded status – accrued benefit obligations	$(2,583)	$(2,305)	$(1,158)	$(1,296)
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS:
Accrued payroll and benefits (current liabilities)	(1,204)	(1,099)	(108)	(140)
Accrued benefit obligations (long-term liabilities)	(1,379)	(1,206)	(1,050)	(1,157)
Net amount recognized	$(2,583)	$(2,305)	$(1,158)	$(1,297)

	SERP Benefits		Postretirement Benefits
	Years Ended		Years Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME:
Net periodic benefit cost	$220	$497	$268	$315
Net actuarial loss (gain)	118	(163)	(128)	(179)
Plan settlements	—	(217)	—	—
Amortization of unrecognized net loss	(46)	(99)	(196)	(243)
Total recognized in other comprehensive loss (income), before tax	72	(479)	(324)	(422)
Total recognized in net periodic benefit cost and other comprehensive loss, before tax	$292	$18	$(56)	$(107)

An annual rate increase in the per capita cost of covered health care benefits is not applicable as all eligible retirees will be limited to $4,000 per plan year subject to a maximum five-year coverage period as of June 2024.

We expect to contribute $1.2 million to our SERP and $108,000 to our postretirement health care and life plans in fiscal 2025. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the fiscal years noted below (thousands of dollars):

	SERP Benefits	Postretirement Benefits
2025	$1,205	$108
2026	$14	$87
2027	$14	$91
2028	$17	$92
2029	$18	$99
2030-2034	$2,633	$509

All U.S. associates may participate in our 401(k) Plan. We contribute 100 percent up to the first 5 percent of eligible compensation that a participant contributes to the plan. Our contributions to the 401(k) Plan were as follows (thousands of dollars):

	Years Ended
	June 30, 2024	July 2, 2023
Company contributions	$1,860	$1,829

SHAREHOLDERS’ EQUITY

We had 18,000,000 shares of authorized common stock, par value $.01 per share, with 3,988,794 and 3,929,046 shares outstanding at June 30, 2024 and July 2, 2023, respectively. Holders of our common stock are entitled to one vote for each share on all matters voted on by shareholders.

Our Board of Directors previously authorized a stock repurchase program to buy back up to 3,839,395 outstanding shares of our common stock as of June 30, 2024. As of June 30, 2024, 3,655,322 shares have been repurchased under this program at a cost of approximately $136.4 million. No shares were repurchased under this program during 2024 or 2023.

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

	Years Ended
	June 30, 2024	July 2, 2023
Net income (loss) attributable to STRATTEC	$16,313	$(6,670)

Weighted average shares of common stock outstanding	3,975	3,921
Incremental shares – stock based compensation	29	—
Diluted weighted average shares of common stock outstanding	4,004	3,921
Basic earnings (loss) per share	$4.10	$(1.70)
Diluted earnings (loss) per share	$4.07	$(1.70)

Potentially dilutive common shares that were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive were as follows:

Years Ended	Number of Shares Excluded
June 30, 2024	8,070
July 2, 2023	63,061

STOCK OPTION AND PURCHASE PLANS

A summary of stock option activity under our stock incentive plan was as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Balance at July 3, 2022	41,172	$46.34
Exercised	(4,251)	$25.64
Forfeited	(4,360)	$47.55
Balance at July 2, 2023	32,561	$48.88
Forfeited	(24,491)	$38.71
Balance at June 30, 2024	8,070	$79.73	0.1	$—
Exercisable as of:
June 30, 2024	8,070	$79.73	0.1	$—
July 2, 2023	32,561	$48.88	0.4	$—

No options were granted during fiscal 2024 or 2023.

A summary of restricted stock activity under our stock incentive plan was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Balance at July 3, 2022	85,100	$31.89
Granted	49,050	$29.91
Vested	(44,750)	$29.00
Forfeited	(1,500)	$32.03
Nonvested Balance at July 2, 2023	87,900	$32.09
Granted	51,675	$22.16
Vested	(56,750)	$30.12
Forfeited	(3,500)	$29.79
Nonvested Balance at June 30, 2024	79,325	$27.21

We have an Employee Stock Purchase Plan to provide substantially all U.S. full-time associates an opportunity to purchase shares of STRATTEC common stock through payroll deductions. A participant may contribute a maximum of $5,200 per calendar year to the plan. On the last day of each month or if such date is not a trading day on the most recent previous trading day, participant account balances are used to purchase shares of our common stock at the average of the highest and lowest reported sales prices of a share of STRATTEC common stock on the NASDAQ Global Market on such date. A total of 100,000 shares may be issued under the plan. Shares issued from treasury stock under the plan totaled 2,998 at an average price of $24.08 during 2024 and 3,342 at an average price of $22.24 during 2023. A total of 42,804 shares remain available for purchase under the plan as of June 30, 2024.

EXPORT SALES

Total export sales, sales from the United States to locations outside of the United States, are summarized as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 30, 2024		July 2, 2023
	Net Sales	%	Net Sales	%
Export sales	$137,214	26%	$135,637	28%

During the years ended June 30, 2024 and July 2, 2023, sales to Canada totaled $57.1 million or 11 percent of total net sales and $51.3 million or 10 percent of total net sales, respectively.

PRODUCT SALES

Sales by product group were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 30, 2024		July 2, 2023
	Net Sales	%	Net Sales	%
Door handles & exterior trim	$135,864	25%	$121,908	25%
Power access	130,258	24	114,053	23
Keys & locksets	106,373	20	108,878	22
Latches	67,844	13	57,797	11
Aftermarket & OE service	38,646	7	43,131	9
User Interface Controls	47,637	9	38,437	8
Other	11,144	2	8,742	2
	$537,766	100%	$492,946	100%

SALES AND RECEIVABLE CONCENTRATION

Sales to our largest customers were as follows (thousands of dollars and percent of total net sales):

	Years Ended
	June 30, 2024		July 2, 2023
	Net Sales	%	Net Sales	%
General Motors Company	$163,097	30%	$150,331	30%
Ford Motor Company	114,937	21	96,593	20
Stellantis	77,665	15	78,061	16
	$355,699	66%	$324,985	66%

Receivables from our largest customers were as follows (thousands of dollars and percent of gross receivables):

	June 30, 2024		July 2, 2023
	Receivables	%	Receivables	%
General Motors Company	$28,645	29%	$27,532	30%
Ford Motor Company	24,832	25	17,371	19
Stellantis	12,213	12	14,103	16
	$65,690	66%	$59,006	65%

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

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of June 30, 2024, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 30, 2024, its system of internal control over financial reporting was effective and met the criteria of the Internal Control – Integrated Framework. Deloitte & Touche LLP, independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting, which is included herein.

/s/ Jennifer L. Slater	/s/ Dennis Bowe
Jennifer L. Slater	Dennis Bowe
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of STRATTEC SECURITY CORPORATION

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of STRATTEC SECURITY CORPORATION and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated September 5, 2024, expressed an unqualified opinion on those financial statements.

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

September 5, 2024

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included in our Proxy Statement, dated on or about September 20, 2024, under “Proposal 1: Election of Directors,” “Corporate Governance Matters-Code of Business Ethics,” “Audit Committee Matters-Audit Committee Financial Expert,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Director’s Meetings and Committees – Nominating and Corporate Governance Committee,” and “Corporate Governance Matters-Director Nominations” is incorporated herein by reference.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of five outside independent directors, David R. Zimmer, Audit Committee Chairman, Frederic Jack Liebau, Jr., Bruce Lisman, Harold M. Stratton II, and Tina Chang.

ITEM 11. EXECUTIVE COMPENSATION

The information included in our Proxy Statement, dated on or about September 20, 2024, under “Director Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

SHAREHOLDER MATTERS

The information included in our Proxy Statement, dated on or about September 20, 2024, under “Security Ownership” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes share information, as of June 30, 2024, for our Amended and Restated Stock Incentive Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	8,070	$79.73	361,085
Equity compensation plans not approved by shareholders	—	—	—
Total	8,070	$79.73	361,085

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in our Proxy Statement, dated on or about September 20, 2024, under “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in our Proxy Statement, dated on or about September 20, 2024, under “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10	(a)	Financial Statements
See Item 8 for the Consolidated Financial Statements included in this Form 10-K
	(b)	Exhibits
See the following List of Exhibits:

Exhibit
3.1 (13)	Amended and Restated Articles of Incorporation of the Company	*
3.2 (19)	Amendment to Amended and Restated Articles of Incorporation of the Company	*
3.3 (26)	Amendment to Amended and Restated Articles of Incorporation of the Company	*
3.4 (1)	Amended By-laws of the Company	*
4.1 (20)	Description of Registrants’ Securities	*
4.2 (2)	Credit Agreement, dated as of August 1, 2011, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.3 (12)	Amendment No. 1 to Amended and Restated Security Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.4 (13)	Amended and Restated Security Agreement, dated as of June 28, 2012, made by STRATTEC SECURITY CORPORATION in favor of BMO Harris Bank N.A., as lender	*
4.5 (5)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2013, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.6 (6)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.7 (10)	Amendment No. 3 to Credit Agreement, dated as of June 24, 2016, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.8 (12)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.9 (15)	Amendment No. 5 to Credit Agreement, dated as of September 28, 2018, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.10 (18)	Amendment No. 6 to Credit Agreement, dated as of October 28, 2019, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.11 (24)	Amendment No. 7 to Credit Agreement, dated as of June 1, 2021, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.12 (27)	Amendment No. 8 to Credit Agreement, dated as of February 22, 2023, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A., as lender	*
4.13 (31)	Amendment No. 9 to Credit Agreement, dated as of August 22, 2023 and effective as of September 6, 2023, between STRATTEC SECURITY CORPORATION and BMO Harris Bank N.A. as lender	*
4.14 (6)	Credit Agreement, dated as of June 28, 2012, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.15 (6)	Amendment No. 1 to Credit Agreement, dated as of January 22, 2014, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.16 (6)	Amendment No. 2 to Credit Agreement, dated as of June 25, 2015, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.17 (9)	Amendment No. 3 to Credit Agreement, dated as of April 27, 2016, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.18 (12)	Amendment No. 4 to Credit Agreement, dated as of June 26, 2017, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.19 (14)	Amendment No. 5 to Credit Agreement, dated as of March 27, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.20 (16)	Amendment No. 6 to Credit Agreement, dated as of December 30, 2018, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.21 (18)	Amendment No. 7 to Credit Agreement, dated as of October 28, 2019, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.22 (24)	Amendment No. 8 to Credit Agreement, dated as of June 1, 2021, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.23 (28)	Amendment No. 9 to Credit Agreement, dated as of February 6, 2023, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*
4.24 (32)	Amendment No. 10 to Credit Agreement, dated as of May 31, 2024, between ADAC-STRATTEC LLC and BMO Harris Bank N.A., as lender	*

10.1 (21)**

Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan (Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7,2023.)

*
10.2 (22)**	Form of Restricted Stock Grant Agreement with Employees to be used under the Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan	*
10.3 (30)**	STRATTEC SECURITY CORPORATION Amended and Restated Team Incentive Plan for STRATTEC: Bonus Plan for Executive Officers and Senior Managers	*
10.4 (17)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Non-employee Members of the Board of Directors	*
10.5 (17)**	STRATTEC SECURITY CORPORATION Team Incentive Plan for STRATTEC: Bonus Plan for Salaried Employees and Represented Employees	*
10.6 (7) **	Amended and Restated STRATTEC SECURITY CORPORATION Supplemental Executive Retirement Plan	*
10.7 (3)**	Employment Agreement between the Company and Rolando J. Guillot made as of May 5, 2010	*
10.8 (3)**	Employment Agreement between the Company and Richard P. Messina made as of May 5, 2010	*
10.9 (13) **	Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.10 (29)**	Employment Agreement between the Company and Dennis Bowe entered into on May 5, 2023 and made effective as of September 9, 2022	*
10.11 (33)**	Employment Agreement between the Company and Jennifer L. Slater made as of June 11, 2024	*
10.12 (11) **	Change of Control Employment Agreement between the Company and Rolando J. Guillot made as of July 1, 2016	*
10.13 (11) **	Change of Control Employment Agreement between the Company and Richard P. Messina made as of July 1, 2016	*
10.14 (13)**	Change of Control Employment Agreement between the Company and Al Hamdan made as of May 4, 2017	*
10.15 (29)**	Change of Control Employment Agreement between the Company and Dennis Bowe entered into on May 5, 2023 and made effective as of September 9, 2022	*
10.16 (8)**	Form of Restricted Stock Grant Agreement with non-employee directors	*
10.17 (23)**	STRATTEC SECURITY CORPORATION EMPLOYEE STOCK PURCHASE PLAN (Amended effective as of November 1, 2023) (Incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on February 8, 2024)	*
10.18 (4)**	Letter Agreement between the Company and Harold M. Stratton II made as of September 1, 2012	*
10.19 (25)**	Equity Restructuring Agreement between the Company and WITTE Automotive GmbH dated as of June 29, 2023	*
10.20 (34)**	Retirement Agreement and General Release by and between the Company and Frank J. Krejci dated November 21, 2023	*
10.21 (35)**	Retention Agreement by and between the Company and Dennis P. Bowe dated November 22, 2023	*
10.22 (35)**	Retention Agreement by and between the Company and Richard P. Messina dated November 22, 2023	*
10.23 (36)**	Retention Agreement by and between the Company and Rolando J. Guillot dated June 24, 2024	*
21	Subsidiaries of the Company	*
23.1	Consent of Independent Registered Public Accounting Firm dated September 5, 2024
31.1	Rule 13a-14(a) Certification for Jennifer L. Slater, Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Dennis Bowe, Chief Financial Officer
32 (37)	18 U.S.C. Section 1350 Certifications
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 has been formatted in Inline XBRL.

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

(21)
Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2023.
(22)
Incorporated by reference from the exhibit to the Form 10-Q filed on November 5, 2020.
(23)
Incorporated by reference from the exhibit to the Form 10-Q filed on February 8, 2024.
(24)
Incorporated by reference from the exhibit to the Form 8-K filed on June 2, 2021.
(25)
Incorporated by reference from the exhibit to the July 1, 2023 Form 10-K filed on September 7, 2023.
(26)
Incorporated by reference from the exhibit to the Form 8-K filed on October 21, 2021.
(27)
Incorporated by reference from the exhibit to the Form 8-K filed on February 27, 2023.
(28)
Incorporated by reference from the exhibit to the Form 8-K filed on February 7, 2023.
(29)
Incorporated by reference from the exhibit to the Form 8-K filed on May 8, 2023.
(30)
Incorporated by reference from the exhibit to the Form 10-Q filed on November 10, 2022.
(31)
Incorporated by reference from the exhibit to the Form 8-K filed on August 25, 2023.
(32)
Incorporated by reference from the exhibit to the Form 8-K filed on May 31, 2024.
(33)
Incorporated by reference from the exhibit to the Form 8-K filed on June 14, 2024.
(34)
Incorporated by reference from the exhibit to the Form 8-K/A filed on November 21, 2023.
(35)
Incorporated by reference from the exhibit to the Form 8-K filed on November 28, 2023.
(36)
Incorporated by reference from the exhibit to the Form 8-K filed on June 24, 2024.
(37)
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

STRATTEC SECURITY CORPORATION

By:	/s/ Jennifer L. Slater
Jennifer L. Slater
President and Chief Executive Officer

Date: September 5, 2024

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer L. Slater	President, Chief Executive Officer,	September 5, 2024
Jennifer L. Slater	and Director
(Principal Executive Officer)

/s/ Frederic Jack Liebau, Jr.	Chairman and Director	August 21, 2024
Frederic Jack Liebau, Jr.

/s/ Harold M. Stratton II	Director	August 21, 2024
Harold M. Stratton II

/s/ Tina Chang	Director	August 21, 2024
Tina Chang

/s/ Thomas W. Florsheim, Jr.	Director	August 21, 2024
Thomas W. Florsheim, Jr.

/s/ Bruce Lisman	Director	August 21, 2024
Bruce Lisman

/s/ David R. Zimmer	Director	August 21, 2024
David R. Zimmer

/s/ Dennis Bowe	Vice President, Chief	September 5, 2024
Dennis Bowe	Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)