Form 10-Q
period 2024-09-29
STRATTEC SECURITY CORP
filed 2024-11-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

or

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

Common stock, par value $0.01 per share: 4,101,092 shares outstanding as of September 30, 2024 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

September 29, 2024

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

The Company’s business, operations and financial performance are subject to certain risks and uncertainties, which could result in material differences in actual results from the Company’s current expectations, including:

•
an uncertain economic environment and inflationary conditions coupled with the cyclical nature of the automotive industry may adversely affect global vehicle production and demand for our products;
•
we operate in a highly competitive market and technological developments within our sphere of offerings are rapidly evolving;
•
changes in customer purchasing actions, warranty provisions and product recall policies could adversely affect our business, results of operations and financial condition;
•
work stoppages within our operations or at the location of our key customers as a result of labor disputes could adversely impact our business, results of operations and financial condition;
•
delays and restrictions impacting the import of goods and components stemming from heightened security procedures implemented by the U.S. Government related to U.S.-Mexico border crossings could have a negative effect on our business;
•
an increase in the volume and scope of product returns or customer cost reimbursement actions could adversely impact our business, results of operations and financial condition;
•
our ability to manage changes in the costs of operations, warranty claims, adverse business and operational issues could be affected by a material global supply chain and logistics disruption;
•
future shortages in the supply of semiconductor chips and other matters adversely impacting the timing, availability and costs of material component parts and raw materials for the production of our products could adversely affect our business, results of operations and financial condition;
•
macroeconomic and geopolitical conditions, including the ongoing military conflict between Russia and the Ukraine, could adversely affect our business, results of operations and financial condition;
•
interruptions to our information security management systems and cybersecurity incidents could adversely affect our business, results of operations and financial condition;

and other matters described in the section titled “Risk Factors” in the Company’s Form 10-K report filed on September 5, 2024 with the Securities and Exchange Commission (“SEC”) for the year ended June 30, 2024 (the “Annual Report”).

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

Part I. Financial Information

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	September 29, 2024	October 1, 2023
Net sales	$139,052	$135,406
Cost of goods sold	120,131	116,686
Gross profit	18,921	18,720
Engineering, selling and administrative expenses	13,858	12,614
Income from operations	5,063	6,106
Equity loss from joint ventures	—	(265)
Interest expense	(295)	(220)
Investment income	349	87
Other income, net	129	134
Income before provision for income taxes and non-controlling interest	5,246	5,842
Provision for income taxes	1,498	1,387
Net income	3,748	4,455
Net income attributable to non- controlling interest	45	290
Net income attributable to STRATTEC SECURITY CORPORATION	$3,703	$4,165

Comprehensive income:
Net income	$3,748	$4,455
Pension and postretirement plans, net of tax	256	46
Currency translation adjustments	(2,760)	(649)
Other comprehensive loss, net of tax	(2,504)	(603)
Comprehensive income	1,244	3,852
Comprehensive (loss) income attributable to non-controlling interest	(1,044)	20
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$2,288	$3,832

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.92	$1.05
Diluted	$0.92	$1.05

Weighted Average shares outstanding:
Basic	4,005	3,948
Diluted	4,046	3,974

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	September 29, 2024	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$34,403	$25,410
Receivables, net	102,266	99,297
Inventories:
Finished products	18,540	19,833
Work in process	15,520	15,461
Purchased materials	49,734	46,355
Inventories, net	83,794	81,649
Pre-production costs	15,265	22,173
Value-added tax recoverable	20,624	19,684
Other current assets	4,396	5,601
Total current assets	260,748	253,814
Deferred income taxes	17,235	17,593
Other long-term assets	6,363	6,698
Net property, plant and equipment	82,521	86,184
	$366,867	$364,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,461	$54,911
Accrued Liabilities:
Payroll and benefits	25,421	28,953
Value-added tax payable	10,982	9,970
Environmental	1,390	1,390
Warranty	10,698	10,695
Other	11,619	12,369
Total current liabilities	119,571	118,288
Borrowings under credit facilities – long-term	13,000	13,000
Accrued pension obligations	1,417	1,379
Accrued postretirement obligations	1,041	1,050
Other long-term liabilities	4,778	4,957
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,624,120 issued shares at September 29, 2024 and 7,586,920 issued shares at June 30, 2024	76	76
Capital in excess of par value	101,218	101,024
Retained earnings	254,315	250,612
Accumulated other comprehensive loss	(17,104)	(15,689)
Less: treasury stock, at cost (3,597,715 shares at September 29, 2024 and 3,589,126 shares at June 30, 2024)	(135,471)	(135,478)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	203,034	200,545
Non-controlling interest	24,026	25,070
Total shareholders’ equity	227,060	225,615
	$366,867	$364,289

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	September 29, 2024	October 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,748	$4,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,662	4,385
Foreign currency transaction gain	(1,005)	(226)
Unrealized loss on peso forward contracts	652	—
Stock-based compensation expense	188	505
Equity loss of joint ventures	—	265
Loss on settlement of pension obligation	283	—
Change in operating assets and liabilities:
Receivables	(3,189)	2,333
Inventories	(2,145)	(3,770)
Other assets	5,881	(7,665)
Accounts payable and accrued liabilities	2,998	(4,054)
Other, net	264	(100)
Net cash provided by (used in) operating activities	11,337	(3,872)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of interest in joint ventures	—	2,000
Purchase of property, plant and equipment	(2,073)	(2,920)
Net cash used in investing activities	(2,073)	(920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	3,000	2,000
Repayment of borrowings under credit facilities	(3,000)	(2,000)
Exercise of stock options and employee stock purchases	13	17
Net cash provided by financing activities	13	17
Foreign currency impact on cash	(284)	(131)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,993	(4,906)

CASH AND CASH EQUIVALENTS
Beginning of period	25,410	20,571
End of period	$34,403	$15,665
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,081	$764
Interest	$280	$218
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(506)	$(193)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

STRATTEC SECURITY CORPORATION (“STRATTEC”), headquartered in Milwaukee, Wisconsin, is a leading global provider of advanced automotive access, security, and select user interface solutions. Products include power access solutions such as automated lift gates and power doors, door handles, engineered latches, key fobs, advanced security systems, steering wheel controls, and electronic shifters. The majority of our sales are to the three largest automobile original equipment manufacturers (“OEMs”) in North America while we serve all major automotive OEMs globally.

STRATTEC’s condensed consolidated financial statements include our wholly owned subsidiaries STRATTEC de Mexico and STRATTEC POWER ACCESS LLC (“SPA”), and our majority owned subsidiary, ADAC-STRATTEC, LLC. We have one reporting segment.

In the opinion of management, the accompanying condensed consolidated balance sheets as of September 29, 2024 and June 30, 2024, which have been derived from our audited financial statements, and the related unaudited interim condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Rule 10-01 of Regulation S-X. All significant intercompany transactions have been eliminated.

STRATTEC’s results of operations and cash flows for the three months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends June 29, 2025 (“fiscal 2025”). The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STRATTEC’s significant accounting policies are described under Organization and Summary of Significant Accounting Policies in Notes to Financial Statements included in our Annual Report. There have been no material changes to the significant accounting policies during the three-month period ended September 29, 2024.

Use of Estimates

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

Recently Adopted and Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. The update enhances annual and interim reportable segment disclosures primarily by requiring disclosures about significant reportable segment expenses and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This update is to be applied retrospectively to all periods presented in the financial statements. Annual reporting under this update becomes effective for our 2025 fiscal year. Interim reporting under this update becomes effective for us in our fiscal 2026. We are assessing the impact of this standard and expect that any impact would be limited to the addition of single reportable segment disclosure with segment expense disclosures in the footnotes to our consolidated financial statements.

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

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

We generate revenue from the production of parts sold to OEMs, or Tier 1 suppliers at the direction of the OEM, under long-term supply agreements supporting new vehicle production. Such agreements also require related production of service parts subsequent to the initial vehicle production periods. Additionally, we generate revenue from the production of parts sold in aftermarket service channels and to non-automotive commercial customers.

Contract Balances

We have no material contract assets or contract liabilities as of September 29, 2024 or June 30, 2024.

Revenue by Product Group and Customer

Revenue by product group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	September 29, 2024	October 1, 2023
Door handles & exterior trim	$35,430	$32,768
Power access	34,779	32,651
Keys & locksets	23,022	30,295
Latches	19,111	15,552
User interface controls	13,839	10,597
Aftermarket & OE service	10,063	10,905
Other	2,808	2,638
	$139,052	$135,406

Revenue by customer or customer group for the periods presented was as follows (thousands of dollars):

	Three Months Ended
	September 29, 2024	October 1, 2023
General Motors Company	$42,160	$40,505
Ford Motor Company	32,137	26,909
Stellantis	12,765	27,297
Tier 1 Customers	20,082	18,122
Commercial and Other OEM Customers	17,055	14,197
Hyundai / Kia	14,853	8,376
	$139,052	$135,406

NOTE 4. PRE-PRODUCTION COSTS

We incur customer-owned tooling and engineering development pre-production costs related to the products we produce for our customers. Pre-production costs for which reimbursement is contractually guaranteed by the customer are accumulated on the balance sheet and are then billed to the customer upon formal acceptance by the customer of products produced with the individual tools or upon customer approval of the completed engineering development. To the extent that the costs exceed expected reimbursement from the customer, we recognized expense. Costs for tooling that STRATTEC owns are capitalized as equipment costs and depreciated over the estimated useful lives of the tools.

NOTE 5. VALUE-ADDED TAX

Our Mexican entities are subject to value-added tax (“VAT”). VAT is paid on goods and services and collected on sales. A VAT certification generally allows for relief from VAT tax for temporarily imported goods. Our VAT recoverable and payable balances were increased as of September 29, 2024 and June 30, 2024 due to a temporary issue with our VAT tax certification that began during our quarter ended October 1, 2023. Although the certification issue was resolved during our quarter ended December 31, 2023, we were required to pay VAT on all parts temporarily imported into Mexico before seeking reimbursement for periods in which the certification issue was outstanding, which periods are now open to audit with the Mexican tax authority along with all periods subsequent to resolution of the certification issue. We believe temporary increases in the VAT recoverable and payable balances will remain elevated until the periods under audit are closed.

NOTE 6. DERIVATIVE INSTRUMENTS

We own and operate manufacturing operations in Mexico. As a result, a portion of our manufacturing costs are incurred in Mexican pesos, which causes our earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During fiscal 2025, we entered into contracts with Bank of Montreal that provides for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs during the period September 2024 through August 2025. During fiscal 2024, we had contracts with Bank of Montreal that provided for monthly Mexican peso currency forward contracts for a portion of our estimated peso denominated operating costs during the period January 2024 through June 2024. Our objective in entering into currency forward contracts is to minimize our earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. The Mexican peso forward contracts are not used for speculative purposes and are not designated as hedges. As a result, all currency forward contracts are recognized in our accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in current earnings as part of Other Income, net.

The following table quantifies the outstanding Mexican peso forward contracts as of September 29, 2024 (thousands of dollars, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Value
Buy MXP/Sell USD	October 15, 2024 − August 18, 2025	$31,000	19.77	$(652)

The fair market value of all outstanding Mexican peso forward contracts in the accompanying Condensed Consolidated Balance Sheets as of the dates specified was as follows (thousands of dollars):

	September 29, 2024	June 30, 2024
Not designated as hedging instruments:
Other current liabilities:
Mexican peso forward contracts	$(652)	$—

The pre-tax effects of the Mexican peso forward contracts are included in Other Income, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income and consisted of the following for the periods indicated below (thousands of dollars):

	Three Months Ended
	September 29, 2024	October 1, 2023
Not designated as hedging instruments:
Realized and unrealized loss, net	$(735)	$—

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and borrowings under our credit facilities approximated book value as of September 29, 2024 and June 30, 2024. Fair value is defined as the exchange price that would be received for an asset or paid for a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2024 and June 30, 2024 (in thousands):

	September 29, 2024
	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust assets:
Stock Index Funds:
Small cap	$92	$—	$—
Mid cap	178	—	—
Large cap	369	—	—
International	432	—	—
Fixed income funds	478	—	—
Cash and cash equivalents	—	185	—
Total assets at fair value	$1,549	$185	$—

Liabilities:
Mexican peso forward contracts	$—	$652	$—
Total liabilities at fair value	$—	$652	$—

	June 30, 2024
	Fair Value Inputs
	Level 1 Assets: Quoted Prices In Active Markets	Level 2 Assets: Observable Inputs Other Than Market Prices	Level 3 Assets: Unobservable Inputs
Assets:
Rabbi Trust assets:
Stock Index Funds:
Small cap	$84	$—	$—
Mid cap	163	—	—
Large cap	349	—	—
International	399	—	—
Fixed income funds	458	—	—
Cash and cash equivalents	—	185	—
Total assets at fair value	$1,453	$185	$—

The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan and are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 8. INVESTMENT IN MAJORITY OWNED SUBSIDIARY

ADAC-STRATTEC LLC, a Delaware limited liability company, was formed in fiscal year 2007 to support injection molding and door handle assembly operations in Mexico. ADAC-STRATTEC LLC was 51 percent owned by STRATTEC and 49 percent owned by ADAC Automotive of Grand Rapids, Michigan (“ADAC”) for all periods presented in this report. An additional Mexican entity, ADAC-STRATTEC de Mexico, is wholly owned by ADAC-STRATTEC LLC. ADAC-STRATTEC LLC’s financial results are consolidated with the financial results of STRATTEC and resulted in increased net sales to STRATTEC of approximately $35.4 million with no impact to net income during the three-month period ended September 29, 2024 and increased net sales and reduced net income to STRATTEC of approximately $32.8 million and $324,000, respectively, during the three-month period ended October 1, 2023.

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

	Three Months Ended
	September 29, 2024	October 1, 2023
Engineering, research and design fee charged to ADAC-STRATTEC LLC	$2,480	$2,294
Sales to ADAC	$2,325	$2,834

NOTE 9. EQUITY LOSS FROM JOINT VENTURES

Prior to June 30, 2023, STRATTEC, WITTE Automotive of Velbert, Germany (“WITTE”) and ADAC each held a one-third interest in a joint venture company, Vehicle Access Systems LLC (“VAST LLC”). Effective June 30, 2023, we sold our one-third ownership interest in VAST LLC, under which we exercised significant influence but did not control. The equity loss of joint ventures for the three-month period ended October 1, 2023 was the result of additional professional fees incurred related to the sale of VAST LLC.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 29, 2024 and October 1, 2023 (in thousands):

	September 29, 2024	June 30, 2024
Land and improvements	$6,384	$6,697
Buildings and improvements	38,254	39,927
Machinery and equipment	231,912	258,622
	276,550	305,246
Less: accumulated depreciation	(194,029)	(219,062)
	$82,521	$86,184

NOTE 11. LEASES

Our right-of-use operating lease assets are recorded at the present value of future minimum lease payments, net of amortization. We have an operating lease for our El Paso, Texas finished goods and service parts distribution warehouse. This lease has a current lease term through December 2028 and does not include any options to extend the lease term beyond such timeframe. We have two operating leases for office space at our Korean branch office. Both of these leases have a lease term through June 2025 with automatic renewal. For purposes of calculating operating lease obligations, we included an extension of four years after June 2024 as it is reasonably certain that we will exercise such automatic renewals. Our leases do not contain material residual value guarantees or restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease term.

As the leases do not provide an implicit rate, we used our incremental borrowing rate at lease commencement to determine the present value of our lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest we would pay to borrow over a similar term with similar payments. Our operating lease assets and obligations included in the accompanying Condensed Consolidated Balance Sheets are presented below (in thousands):

September 29, 2024
Right-of use assets under operating lease:
Other long-term assets	$3,617
Lease obligations under operating lease:
Current liabilities: Accrued liabilities: other	$768
Other long-term liabilities	3,190
$3,958

Future minimum lease payments, by our fiscal year, including options to extend that are reasonably certain to be exercised, under these non-cancelable leases are as follows as of September 29, 2024 (in thousands):

2025 (for the remaining nine months)	$740
2026	1,026
2027	1,075
2028	1,127
2029	558
Thereafter	-
Total future minimum lease payments	4,526
Less: Imputed interest	(568)
Total lease obligations	$3,958

Cash flow information related to the operating leases is shown below (in thousands):

	Three Months Ended
	September 29, 2024	October 1, 2023
Operating cash flows:
Cash paid related to operating lease obligations	$250	$135

The weighted average lease term and discount rate for our operating leases are shown below:

September 29, 2024
Weighted average remaining lease term (in years)	4.2
Weighted average discount rate	6.2%

Operating lease expense was as follows for the periods presented below (in thousands):

	Three Months Ended
	September 29, 2024	October 1, 2023
Operating lease expense	$247	$247

NOTE 12. CREDIT FACILITIES

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $18 million on August 1, 2025. The credit facilities both expire August 1, 2026. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or SOFR plus 1.35 percent prior to September 5, 2023 and SOFR plus 1.85 percent subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate with no interest rate margin through May 30, 2024 and a 2 percent interest rate margin subsequent to May 30, 2024 or SOFR plus 1.35 percent prior to May 30, 2024 and SOFR plus 3.10 percent subsequent to May 30, 2024. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of September 29, 2024, we were in compliance with all financial covenants required by these credit facilities.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	September 29, 2024	June 30, 2024
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	13,000	13,000
	$13,000	$13,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows for each period presented (in thousands):

	Three Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
STRATTEC Credit Facility	$—	$132	$—	8.5%
ADAC-STRATTEC Credit Facility	$13,736	$13,000	8.5%	6.6%

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

In 1995, we recorded a provision for estimated costs to remediate an environmental contamination site at our Milwaukee facility. The facility was contaminated by a solvent spill, which occurred in 1985, from a former above ground solvent storage tank located on the east side of the facility. The reserve was originally established based on third party estimates to adequately cover the cost for active remediation of the contamination. Due to changing technology and related costs associated with active remediation of the contamination, in fiscal years 2010, 2016, and 2021, we obtained updated third party estimates of projected costs to adequately cover the cost for active remediation of this contamination and adjusted the reserve as needed. We monitor and evaluate the site with the use of groundwater monitoring wells. An environmental consultant samples these wells one or two times a year to determine the status of the contamination and the potential for remediation of the contamination by natural attenuation, the dissipation of the contamination over time to concentrations below applicable standards. If such sampling evidences a sufficient degree of and trend toward natural attenuation of the contamination at the site, we may be able to obtain a closure letter from the regulatory authorities resolving the issue without the need for active remediation. If a sufficient degree and trend toward natural attenuation is not evidenced by sampling, a more active form of remediation beyond natural attenuation may be required. The sampling has not yet satisfied all of the requirements for closure by natural attenuation. As a result, sampling continues and the reserve remains at an amount to reflect our estimated cost of active remediation. The reserve is not measured on a discounted basis. We believe, based on findings-to-date and known environmental regulations, that the environmental reserve of $1.4 million at September 29, 2024 is adequate.

NOTE 14. SHAREHOLDERS' EQUITY

A summary of activity impacting shareholders’ equity for the three-month periods ended September 29, 2024 and October 1, 2023 were as follows (in thousands):

	Three months ended September 29, 2024
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, June 30, 2024	$225,615	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070
Net income	3,748	—	—	3,703	—	—	45
Translation adjustments	(2,760)	—	—	—	(1,671)	—	(1,089)
Stock based compensation	188	—	188	—	—	—	—
Pension and postretirement adjustment, net of tax	256	—	—	—	256	—	—
Employee stock purchases	13	—	6	—	—	7	—
Balance, September 29, 2024	$227,060	$76	$101,218	$254,315	$(17,104)	$(135,471)	$24,026

	Three months ended October 1, 2023
	Total Shareholders’ Equity	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest
Balance, July 2, 2023	$211,024	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061
Net income	4,455	—	—	4,165	—	—	290
Translation adjustments	(649)	—	—	—	(379)	—	(270)
Purchase of SPA non- controlling interest	(97)	—	(97)	—	—	—	—
Stock based compensation	505	—	505	—	—	—	—
Pension and postretirement adjustment, net of tax	46	—	—	—	46	—	—
Employee stock purchases	17	1	4	—	—	12	—
Balance, October 1, 2023	$215,301	$76	$100,721	$238,464	$(14,527)	$(135,514)	$26,081

NOTE 15. OTHER INCOME, NET

Net other income included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income primarily included foreign currency transaction gains and losses, realized and unrealized gains and losses on our Mexican peso currency forward contracts, the components of net periodic benefit cost other than the service cost component related to our pension and postretirement plans and Rabbi Trust gains and losses. Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets and liabilities held by our Mexican subsidiaries. The Rabbi Trust assets fund our Amended and Restated Supplemental Executive Retirement Plan. The investments held in the Trust are considered trading securities. We entered into the Mexican peso currency forward contracts to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of September 29, 2024 may or may not be realized in future periods. Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

The impact of these items for each of the periods presented was as follows (in thousands):

	Three Months Ended
	September 29, 2024	October 1, 2023
Foreign currency transaction gain	$1,005	$226
Realized and unrealized loss on peso forward contracts, net	(735)	—
Pension and postretirement plans cost	(363)	(99)
Rabbi Trust gain	96	(42)
Other	126	49
	$129	$134

NOTE 16. WARRANTY

We have a warranty reserve recorded on our accompanying Condensed Consolidated Balance Sheets related to our known and potential exposure to warranty claims in the event our products fail to perform as expected and in the event we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty reserve balance involves judgment and estimates. Our reserve estimate is based on an analysis of historical warranty data as well as current trends and information. As additional information becomes available, actual results may differ from recorded estimates, which may require us to adjust the amount of our warranty provision. Changes in the warranty reserve for the three-month periods ended September 29, 2024 and October 1, 2023 were as follows (in thousands):

	Three Months Ended
	September 29, 2024	October 1, 2023
Balance, beginning of period	$10,695	$9,725
Provision Charged to expense	387	14
Payments	(384)	(122)
Balance, end of period	$10,698	$9,617

NOTE 17. INCOME TAXES

Our effective tax rate was 28.6 percent and 23.7 percent for the three-month periods ended September 29, 2024 and October 1, 2023, respectively. The effective tax rate for the three-month periods ended September 29, 2024 and October 1, 2023 were impacted by the foreign tax rate differential. The effective tax rate for the three-month period ended September 29, 2024 was also impacted by a limitation on the utilization of our foreign tax credits and non-deductible items, which impacts also causes the effective tax rate to differ from the statutory tax rate.

NOTE 18. EARNINGS PER SHARE

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

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2024			October 1, 2023
	Net Income	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic earnings per share	$3,703	4,005	$0.92	$4,165	3,948	$1.05
Stock option and restricted stock awards	—	41		—	26
Diluted earnings per share	$3,703	4,046	$0.92	$4,165	3,974	$1.05

No share-based payment awards were excluded from the calculation of earnings per share as of September 29, 2024. The calculation of earnings per share excluded 51,970 share-based payment awards as of October 1, 2023 because their inclusion would have been anti-dilutive.

NOTE 19. STOCK-BASED COMPENSATION

We maintain an omnibus stock incentive plan. This plan provides for the granting of stock options, shares of restricted stock and stock appreciation rights. As of September 29, 2024, the Board of Directors had designated 2,250,000 shares of common stock available for the grant of awards under the plan. Remaining shares available to be granted under the plan as of September 29, 2024 were 336,730. Awards that expire or are canceled without delivery of shares become available for re-issuance under the plan. We issue new shares of common stock to satisfy stock option exercises.

Nonqualified and incentive stock options and shares of restricted stock have been granted to our officers, outside directors and specified associates under our stock incentive plan. No stock options are outstanding under the plan as of September 29, 2024. Shares of restricted stock granted under the plan are subject to vesting criteria determined by the Compensation Committee at the time the shares are granted and have a minimum vesting period of one year from the date of grant. Unvested restricted shares granted have voting rights, regardless of whether the shares are vested or unvested, but only have the right to receive cash dividends after such shares become vested. Restricted stock grants vest 1 to 3 years after the date of grant as determined by the Compensation Committee.

A summary of stock option activity under our stock incentive plan for the three-month period ended September 29, 2024 follows:

	Shares	Weighted Average Exercise Price
Balance, June 30, 2024	8,070	$79.73
Expired	(8,070)	$79.73
Balance, September 29, 2024	—

A summary of restricted stock activity under our stock incentive plan for the three-month period ended September 29, 2024 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, June 30, 2024	79,325	$27.21
Granted	34,800	$38.83
Vested	(37,200)	$30.20
Forfeited	(2,375)	$30.65
Nonvested Balance, September 29, 2024	74,550	$31.03

As of September 29, 2024, there was approximately $1.7 million of total unrecognized compensation cost related to unvested restricted stock grants outstanding under the plan. This cost is expected to be recognized over a remaining weighted average period of 1.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures of awards granted under our omnibus stock incentive plan.

NOTE 20. PENSION AND POSTRETIREMENT BENEFITS

We have a noncontributory Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan. The SERP is funded through a Rabbi Trust with TMI Trust Company. Under the SERP, as amended December 31, 2013, participants received an accrued lump-sum benefit as of December 31, 2013, which was credited to each participant’s account. Subsequent to December 31, 2013, each eligible participant receives a supplemental retirement benefit equal to the foregoing lump sum benefit, plus an annual benefit accrual equal to 8 percent of the participant’s base salary and cash bonus, plus annual credited interest on the participant’s account balance. All then current participants as of December 31, 2013 are fully vested in their account balances with any new individuals participating in the SERP effective on or after January 1, 2014 being subject to a five year vesting period. The SERP, which is considered a nonqualified defined benefit plan under applicable rules and regulations of the Internal Revenue Code, will continue to be funded through use of a Rabbi Trust to hold investment assets to be used in part to fund any future required lump sum benefit payments to participants. During the quarter ended September 29, 2024, SERP benefits of $1.2 million were cash settled. We incurred a related pre-tax settlement charge of $283,000 due to the requirement to expense a portion of the unrealized actuarial losses associated with the settlement. The Rabbi Trust assets had a value of $1.7 million at September 29, 2024 and $1.6 million at June 30, 2024. The Rabbi Trust asset balance is included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.

We also sponsor a postretirement health care plan for all current and future eligible U.S. retirees hired prior to June 1, 2001. The expected cost of retiree health care benefits is recognized during the years the associates who are covered under the plan render service. Effective January 1, 2010, an amendment to the postretirement health care plan limited the benefit for future eligible retirees to $4,000 per plan year and the benefit is further subject to a maximum five-year coverage period based on the associate’s retirement date and age. The postretirement health care plan is unfunded. Additionally, we sponsor a postretirement life plan for all U.S. salaried retirees who retired prior to October 1, 2001 and all U.S. hourly retirees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. The benefit provides for a death benefit of $8,000. The postretirement life plan is unfunded.

The service cost component of the net periodic benefit costs under these plans is allocated between Cost of Goods Sold and Engineering, Selling and Administrative Expenses while the remaining components of the net periodic benefit costs are included in Other Income, net in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following tables summarize the net periodic benefit cost recognized for each of the periods indicated under these plans (in thousands):

	SERP Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service cost	$23	$21	$2	$2
Interest cost	18	22	16	17
Plan Settlements	283	—	—	—
Amortization of unrecognized net loss	6	12	40	48
Net periodic benefit cost	$330	$55	$58	$67

NOTE 21. ACCUMULATED OTER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) for each period presented (in thousands):

	Three Months Ended September 29, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2024	$14,716	$973	$15,689
Other comprehensive loss before reclassifications	2,760	(283)	2,477
Income tax	—	63	63
Net other comprehensive loss before reclassifications	2,760	(220)	2,540
Reclassifications:
Unrecognized net loss (A)	—	(46)	(46)
Income tax	—	10	10
Net reclassifications	—	(36)	(36)
Other comprehensive loss	2,760	(256)	2,504
Other comprehensive loss attributable to non- controlling interest	1,089	—	1,089
Balance, September 29, 2024	$16,387	$717	$17,104

	Three Months Ended October 1, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2023	$13,028	$1,166	$14,194
Other comprehensive loss before reclassifications	649	—	649
Net other comprehensive loss before reclassifications	649	—	649
Reclassifications:
Unrecognized net loss (A)	—	(60)	(60)
Income tax	—	14	14
Net reclassifications	—	(46)	(46)
Other comprehensive loss	649	(46)	603
Other comprehensive loss attributable to non- controlling interest	270	—	270
Balance, October 1, 2023	$13,407	$1,120	$14,527

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

Item 2

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with STRATTEC SECURITY CORPORATION’s accompanying Condensed Consolidated Financial Statements and Notes thereto and its Annual Report. Also, refer to discussion of prior period corrections under Basis of Financial Statements included in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. Unless otherwise indicated, all references to quarters and years refer to fiscal quarters and fiscal years.

Overview and Outlook

With a history spanning over 110 years, STRATTEC has consistently been at the forefront of innovation in vehicle security, transitioning from mechanical to integrated electro-mechanical systems. Our largest customers are three leading automotive OEMs in North America, but we also provide products to most other OEMs around the world. Our offering is comprised of products primarily related to vehicle and power access, security and authorization and select user interface controls. Vehicle and power access solutions include power sliding doors, tailgates and lift gate systems, as well as power deck lid systems. We also design and manufacture highly-engineered latches and door handles. Security and authorization products are comprised of mechanical and electronically enhanced locks and keys, fobs, passive entry passive start systems (PEPS), steering column and instrument panel ignition lock housings and related solutions. We established our leading market position within North American automotive customers initially with our legacy mechanical locks and keys. We built upon that reputation with our engineering expertise in security and vehicle access, our flexible and responsive service and our deep relationships with our customers.

Under new leadership since July 1, 2024, with the appointment of Jennifer L. Slater as CEO, STRATTEC is at the beginning stages of identifying the future path of its product portfolio, determining the optimal operating and cost structure and developing a strategy to strengthen profitability and drive sustainability. Through fiscal 2025 and beyond, we expect to modernize our operations with upgraded information systems, simplify our product portfolio, optimize our operating footprint, capitalize on our leading market positions and strong customer relationships and leverage our engineering expertise to drive innovative, sticky solutions to increase market penetration.

Summary of the quarter ended September 29, 2024 (first quarter fiscal 2025)

Our first quarter financial results are best understood by also recognizing that the first quarter of fiscal 2024 included some one-time benefits. Net sales of $139.1 million were up year-over-year by $3.7 million, or 2.7%. However, last year’s first quarter had benefited from $8.0 million in one-time customer pricing effects. Excluding that impact, underlying sales for the first quarter of fiscal 2025 would have increased by $11.6 million, or 9.1%. The increase included approximately $2.2 million that was associated with higher ongoing customer pricing captured after the first quarter of fiscal 2024. The remaining underlying sales growth was primarily driven by higher volume of Hyundai / Kia vehicle models that contain our power doors and latches as well as increased sales to Ford for new latch and multi-tailgate access content. These improvements helped to offset a large decline in sales to Stellantis, which reflected a combination of lower program vehicle production, expired programs, and reduced content on certain programs as well as some of the one-time pricing comparator.

The one-time pricing in last year’s first quarter also flowed through to gross profit. Gross profit in the current quarter of $18.9 million was relatively unchanged to prior year, however, last year’s first quarter had a $7.1 million benefit of the flow through of the one-time pricing impact after factoring for $900,000 of one-time higher prices paid to suppliers. Gross profit margin for the first quarter fiscal 2025 was 13.6% compared with 13.8% in the prior-year period. The impact of the one-time pricing benefit was 470 basis points in last year’s first quarter.

Net income for the quarter was $3.7 million, down $462,000 compared with the prior-year period. We are focused on improving profitability and reducing working capital requirements. Total cash increased by $9.0 million to $34.4 million at September 29, 2024 compared with June 30, 2024. Pre-production costs, which includes customer tooling, decreased $6.9 million as tooling associated with customer launches in the latter half of fiscal 2024 were approved and billed in the quarter. This was somewhat offset by higher inventory.

Current Market Conditions

We serve the automotive industry, primarily in North America. Approximately 63% of our sales in the first quarter of fiscal 2025 were to the three large automobile manufacturers in the U.S. The automotive industry can be cyclical based on economic conditions, especially as it impacts consumers. As a result, demand for our products are influenced by industry conditions. In addition to our interactions with our customers, we monitor monthly forecasts provided by S&P Global. While they are forecasting that North American light vehicle production will grow modestly between 2024 and 2028, the near-term monthly trends have been softening. In fact, S&P Global’s light vehicle production forecasts for our fiscal period have declined 4.5% in its October 2024 report from its July 2024 report, and a similar softening is forecasted cumulatively with our largest three customers.

We work to overcome production declines by getting product on new platforms and increasing content on next versions of existing platforms. There can be no guarantee however that these efforts can be sufficient to overcome overall lower production rates.

Analysis of Results of Operations

Three months ended September 29, 2024 (first quarter fiscal 2025) compared with the three months ended October 1, 2023 (first quarter fiscal 2024)

Net sales to each of our customers or customer groups in the current year quarter and prior year quarter were as follows (in millions):

	Three Months Ended
	September 29, 2024	October 1, 2023	$ Change	% Change
General Motors Company	$42.2	$40.5	$1.7	4.2%
Ford Motor Company	32.1	26.9	5.2	19.3
Stellantis	12.8	27.3	(14.5)	(53.1)
Tier 1 Customers	20.1	18.1	2.0	11.0
Commercial and Other OEM Customers	17.0	14.2	2.8	19.7
Hyundai / Kia	14.9	8.4	6.5	77.4
	$139.1	$135.4	$3.7	2.7%

Quarter-over-quarter sales increased $3.7 million. The prior year quarter included $8.0 million of one-time retroactive price increases, which were agreed to during the quarter for parts shipped in our fiscal year ended June 30, 2023. The current year quarter included $2.2 million of on-going price increases agreed to subsequent to the prior year quarter for parts supplied in the current quarter. In addition to net pricing changes, the following items specifically impacted sales to the noted customer groups between quarters including the net price changes:

•
Sales to General Motors Company increased primarily due to new door handle volume for the Equinox EV, which impact was partially offset by several lockset supply programs ending.
•
Sales to Ford Motor Company grew mostly due to new tailgate latch content supplied on the Ford F-Series Pickups.
•
Sales to Tier 1 Customers increased primarily due to increased volume of door hardware content that ultimately is supplied for the F-Series Super Duty Pickup as well as for the Stellantis Wagoneer, a new program.
•
Sales to Commercial and Other OEM Customers, which are comprised of aftermarket products and vehicle access control products, such as latches, fobs, driver controls and door handles, increased primarily due to new business awarded by Aston Martin and a leading EV OEM.
•
Sales to Hyundai / Kia grew primarily due to higher demand for power door products required to meet an overall increase in customer vehicle production build timing.
•
Sales to Stellantis declined primarily due to the combination of lower vehicle production volumes of the Dodge Ram Pickup, Pacifica and the end of several passenger car programs. We also had reduced content on the Dodge Ram Pickup.

	Three Months Ended
	September 29, 2024		October 1, 2023
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct material costs	$78.1	56.1%	$74.9	55.3%
Labor and overhead costs	42.0	30.3	41.8	30.9
Total cost of goods sold	$120.1	86.4%	$116.7	86.2%

The change in total cost of goods sold reflects higher sales in the current quarter compared with prior year first quarter (which included $900,000 in one-time retroactive price increases paid to key suppliers). Total direct material costs in the first quarter of fiscal 2025 benefited from $1.3 million in lower raw material and purchased component costs. Labor and overhead costs were relatively consistent between the comparative periods as cost benefits were offset by higher costs as noted below:

Cost Decrease

•
A favorable foreign exchange benefit of $2.7 million due to change in U.S. dollar to Mexican peso exchange rates. The average U.S. dollar/Mexican peso exchange rate increased to approximately U.S. dollar/19.30 pesos in the current year quarter from approximately U.S. dollar/17.14 pesos in the prior year quarter, reducing the U.S. dollar cost of our Mexican operations.

Cost Increases

•
Mexico manufacturing costs increased by $1.4 million driven by government mandated minimum wage increases effective January 1, 2024, partially offset by a reduction in other manufacturing costs.
•
The first quarter of fiscal 2025 included $650,000 of accrued expenses for our short-term incentive bonus plan. No bonus expense provisions were recorded in the prior year quarter.
•
Higher shipping costs of $400,000 were related to expedited shipments.

Higher variable labor and overhead costs were offset by more favorable absorption of fixed overhead costs resulting from production volume increases.

	Three Months Ended
	September 29, 2024	October 1, 2023
Gross profit (in millions)	$18.9	$18.7
Gross profit as a percentage of net sales	13.6%	13.8%

Last year’s first quarter benefited by 4.7 percentage points due to the impact of one-time retroactive pricing. Excluding that effect, gross profit and margin improved as a result of higher sales, reduced raw material and purchased component costs, a favorable foreign exchange rate, production efficiencies in Mexico and reduced royalty costs which more than offset the unfavorable impacts of higher Mexican wage and benefit costs and freight costs, as well as short-term incentive bonus plan accruals.

Engineering, selling and administrative expenses in the current year quarter and prior year quarter were as follows:

	Three Months Ended
	September 29, 2024	October 1, 2023
Expenses (in millions)	$13.9	$12.6
Expenses as a percentage of net sales	10.0%	9.3%

Engineering, selling and administrative expenses increased $1.3 million year over year mostly as a result of $820,000 of accruals for our short-term incentive plan and $550,000 of one-time CEO transition costs in the current quarter. No bonus expense provisions were recorded in the prior year quarter.

Income from operations was $5.1 million in the current year quarter compared with $6.1 million in the prior-year quarter reflecting the impact of increased engineering, selling and administrative expenses on relatively unchanged gross profit.

Equity loss from joint ventures was $265,000 in the prior year quarter. Effective June 30, 2023, STRATTEC sold its one-third interest in VAST LLC to WITTE. Refer to the discussion of the Equity Loss from Joint Ventures included in the Notes to Financial Statements within this Form 10-Q for additional information. The prior quarter loss was the result of additional professional fees incurred during the period related to the sale.

Included in Other Income, net was comprised of (in thousands):

	Three Months Ended
	September 29, 2024	October 1, 2023
Foreign currency transaction gain	$1,005	$226
Realized and unrealized loss on peso forward contracts, net	(735)	—
Pension and postretirement plan cost	(363)	(99)
Rabbi Trust gain	96	(42)
Other	126	49
	$129	$134

Changes in Other Income, net included:

•
Foreign currency transaction gains and losses resulted from activity associated with foreign denominated assets held by our Mexican subsidiaries.
•
The Rabbi Trust assets fund our amended and restated supplemental executive retirement plan. The investments held in the Trust are considered trading securities.
•
We entered into the Mexican peso currency forward contracts to reduce earnings volatility resulting from changes in exchange rates affecting the U.S. dollar cost of our Mexican operations. Unrealized gains and losses on the peso forward contracts recognized as a result of mark-to-market adjustments as of September 29, 2024 may or may not be realized in future periods, depending on actual Mexican peso to U.S. dollar exchange rates experienced during the balance of the contract period.
•
Pension and postretirement plan costs include the components of net periodic benefit cost other than the service cost component.

Our effective tax rate was 28.6 percent and 23.7 percent for the three-month periods ended September 29, 2024 and October 1, 2023, respectively. The effective tax rate for the three-month periods ended September 29, 2024 and October 1, 2023 were impacted by the foreign tax rate differential. The effective tax rate for the three-month period ended September 29, 2024 was also impacted by a limitation on the utilization of our foreign tax credits and non-deductible items, which causes the effective tax rate to differ from the statutory tax rate.

Liquidity and Capital Resources

Working Capital (in millions)

	September 29, 2024	June 30, 2024
Current assets	$260.7	$253.8
Current liabilities	119.6	118.3
Working capital	$141.1	$135.5

Outstanding Receivable Balances from Major Customers

Our primary source of cash flow is from our major customers, which include General Motors Company, Stellantis and Ford Motor Company. As of the date of filing this Form 10-Q with the Securities and Exchange Commission, all of our major customers are making payments on their outstanding accounts receivable in accordance with the payment terms included on their purchase orders. A summary of our outstanding receivable balances from our major customers as of September 29, 2024 was as follows (in millions):

General Motors Company	$31.0
Ford Motor Company	$24.9
Stellantis	$11.1

Cash Balances in Mexico

We earn a portion of our operating income in Mexico. As of September 29, 2024, $3.3 million of our $34.4 million cash and cash equivalents balance was held in Mexico. These funds are available for repatriation as deemed necessary.

Cash Flow Analysis (in millions)

	Three Months Ended
	September 29, 2024	October 1, 2023
Cash flows from:
Operating activities	$11.3	$(3.9)
Investing activities	$(2.1)	$(0.9)
Financing activities	$—	$—

The increase in cash provided by operating activities between periods was primarily due to a reduction in working capital requirements between periods. Working capital requirement changes between periods were comprised of the following items (in millions):

	Increase (Decrease) in Working Capital Requirements
	Three Months Ended
	September 29, 2024	October 1, 2023	Change
Accounts receivable	$3.2	$(2.3)	$5.5
Inventory	$2.1	$3.8	$(1.7)
Other assets	$(5.9)	$7.7	$(13.6)
Accounts payable and accrued liabilities	$(3.0)	$4.1	$(7.1)

The reduction in our working capital requirements for the first quarter of fiscal 2025 was primarily due to the following:

•
Higher accounts receivable reflects higher sales in the latter half of the quarter.
•
Higher inventory for the current year period was due to higher purchased material inventory required to support increased sales of higher contented programs as well as the anticipated launch of a new program.
•
The change in other assets reflects a reduction in customer tooling balances in the current year period. Customer tooling balances are impacted by the timing of tooling development spend to meet customer production requirements and related customer billings for tooling cost reimbursement.
•
Accounts payable and accrued liability balances reflects increases for parts purchased from a foreign vendor, partially offset by a reduction in accrued salaries and benefits. Accounts payable balances for each period reflected the timing of purchases and payments with our vendors based on normal, established payment terms.

Net cash used in investing activities of $2.1 million was for capital expenditures to support new product programs as well as the upgrade and replacement of existing equipment. We anticipate total capital expenditures will be approximately $15 million in fiscal 2025. Net cash used in investing activities of $920,000 during the prior year period included $2.0 million in proceeds received from the fourth quarter fiscal 2023 sale of our investment in the VAST LLC joint venture and $2.9 million in capital expenditures for new product programs and the upgrade and replacement of existing equipment.

Net cash provided by financing activities of $13,000 was from $13,000 received for purchases under our employee stock purchase plan. The $3 million of borrowings under our credit facility were repaid during the period resulting in no net change in cash during the period. Net cash provided by financing activities of $17,000 during the prior year period included $2 million of borrowings under our credit facility, which borrowings were repaid during the period resulting in no net change in cash during the period, and $17,000 received for purchases under our employee stock purchase plan.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program to buy back outstanding shares of our common stock. Shares authorized for buy back under the program totaled 3,839,395 at September 29, 2024 at which time there were 184,073 remaining shares authorized to be repurchased under the program. A total of 3,655,322 shares have been repurchased over the life of the program through September 29, 2024, at a cost of approximately $136.4 million. No shares were repurchased during the three-month periods ended September 29, 2024 or October 1, 2023

While additional repurchases may occur from time to time, based on the current economic environment and our preference to conserve cash for other uses, we anticipate modest or no stock repurchase activity for the remainder of fiscal year 2025. Stock repurchases, if any, are expected to be funded by cash flow from operations and current cash balances.

Credit Facilities

STRATTEC has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A. ADAC-STRATTEC LLC has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by STRATTEC. The ADAC-STRATTEC Credit Facility borrowing limit decreases to $18 million on August 1, 2025. The credit facilities both expire August 1, 2026. Borrowings under either credit facility are secured by our U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or SOFR plus 1.35 percent through September 5, 2023 and SOFR plus 1.85 percent subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate with no interest rate margin through May 30, 2024 and a 2 percent interest rate margin subsequent to May 30, 2024 or SOFR plus 1.35 percent through May 30, 2024 and SOFR plus 3.10 percent subsequent to May 30, 2024. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of September 29, 2024, we were in compliance with all financial covenants required by these credit facilities.

There were no outstanding borrowings under the STRATTEC Credit Facility as of September 29, 2024 or June 30, 2024. There were no borrowings under the STRATTEC Credit Facility during the three-month period ended September 29, 2024. Outstanding borrowings under the ADAC-STRATTEC Credit Facility totaled $13 at both September 29, 2024 and June 30, 2024. The average outstanding borrowings and weighted average interest rate on the ADAC-STRATTEC Credit Facility loans were approximately $13.7 million and 8.5 percent, respectively, during the three-month period ended September 29, 2024. We believe that the credit facilities are adequate, along with existing cash flows from operations, to meet our anticipated capital expenditure, working capital, dividend, and operating expenditure requirements.

Majority Owned Subsidiary

Refer to the discussion of Investment in Majority Owned Subsidiary included at Note 7 in Notes to Condensed Consolidated Financial Statements within this Form 10-Q.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings

In the normal course of business, we may be involved in various legal proceedings from time to time. We do not believe we are currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on our financial statements.

Item 1A. Risk Factors

An investment in our Common Stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report. If any of the identified risks are realized, our business, financial condition and operating results could be materially and adversely affected. In that case, the trading price of our Common Stock may decline. In addition, other risks of which we are currently unaware, or which we currently do not view as material, could have a material adverse effect on our business, financial condition and operating results. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed under the section entitled Risk Factors in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities—

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through September 29, 2024, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the three-month period ended September 29, 2024.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—

(c) Trading Plans.

During the fiscal quarter ended September 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6 Exhibits

(a)
Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-K filed on September 7, 2017.)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-Q report filed on November 7, 2019.)

3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 8-K report filed on October 21, 2021.)

3.4	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 23, 2024)

3.5	Amended By-Laws of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed on October 23, 2024)

10.1	STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on October 23, 2024)*

10.2	STRATTEC SECURITY CORPORATION Short-Term Incentive Plan for Fiscal Year 2025

10.3	First Amendment to Employment Agreement Between the Company and Jennifer L Slater*

10.4

Restricted Stock Award Agreement Under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan Between the Company and Jennifer L Slater dated as of October 25, 2024 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2024)*

10.5

Restricted Stock Award Agreement Under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan Between the Company and Jennifer L Slater dated as of October 25, 2024 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 31, 2024)*

10.6

Restricted Stock Award Agreement Under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan Between the Company and Jennifer L Slater dated as of October 25, 2024 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 31, 2024)*

10.7

Performance Restricted Stock Unit Award Agreement Under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan Between the Company and Jennifer L Slater (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 31, 2024)*

31.1	Rule 13a-14(a) Certification for Jennifer L. Slater, Chief Executive Officer

31.2	Rule 13a-14(a) Certification for Dennis Bowe, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement.

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: November 7, 2024	By:	/s/ Dennis Bowe
Dennis Bowe
Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)