Form 10-Q
period 2024-12-29
STRATTEC SECURITY CORP
filed 2025-02-07
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2024

or

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

Common stock, par value $0.01 per share: 4,172,217 shares outstanding as of December 30, 2024 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

December 29, 2024

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
•
delays and restrictions impacting the import of goods and components stemming from heightened security procedures or changes in policies implemented by the U.S. Government related to U.S.-Mexico border crossings could have a negative effect on our business;
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
•
macroeconomic and geopolitical conditions, including regional conflicts, could adversely affect our business, results of operations and financial condition;
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

Part I. Financial Information

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net sales	$129,919	$118,532	$268,971	$253,938
Cost of goods sold	112,768	105,035	232,899	221,721
Gross profit	17,151	13,497	36,072	32,217
Engineering, selling and administrative expenses	15,017	13,439	28,875	26,053
Income from operations	2,134	58	7,197	6,164
Interest expense	(257)	(219)	(552)	(439)
Investment income	408	107	757	194
Other (expense) income, net	(482)	1,098	(353)	967
Income before provision for income taxes and non-controlling interest	1,803	1,044	7,049	6,886
Provision for income taxes	405	264	1,903	1,651
Net income	1,398	780	5,146	5,235
Net income (loss) attributable to non- controlling interest	79	(242)	124	48
Net income attributable to STRATTEC SECURITY CORPORATION	$1,319	$1,022	$5,022	$5,187

Comprehensive income:
Net income	$1,398	$780	$5,146	$5,235
Pension and postretirement plans, net of tax	36	47	292	93
Currency translation adjustments	(1,245)	1,014	(4,005)	365
Other comprehensive (loss) income, net of tax	(1,209)	1,061	(3,713)	458
Comprehensive income	189	1,841	1,433	5,693
Comprehensive (loss) income attributable to non-controlling interest	(407)	170	(1,451)	190
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$596	$1,671	$2,884	$5,503

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$0.33	$0.26	$1.25	$1.31
Diluted	$0.32	$0.26	$1.24	$1.30

Weighted Average shares outstanding:
Basic	4,035	3,976	4,020	3,962
Diluted	4,070	3,998	4,058	3,986

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	December 29, 2024	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$42,625	$25,410
Receivables, net	91,567	99,297
Inventories:
Finished products	18,808	19,833
Work in process	13,462	15,461
Purchased materials	49,241	46,355
Inventories, net	81,511	81,649
Pre-production costs	11,651	22,173
Value-added tax recoverable	21,083	19,684
Other current assets	5,497	5,601
Total current assets	253,934	253,814
Deferred income taxes	17,102	17,593
Other long-term assets	5,587	6,698
Net property, plant and equipment	79,272	86,184
	$355,895	$364,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,615	$54,911
Accrued Liabilities:
Payroll and benefits	15,604	28,953
Value-added tax payable	10,054	9,970
Environmental	1,390	1,390
Warranty	10,946	10,695
Other current liabilities	8,966	12,369
Total current liabilities	97,575	118,288
Borrowings under credit facilities	13,000	13,000
Postemployment obligations	12,563	2,429
Other long-term liabilities	4,602	4,957
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,635,883 issued shares at December 29, 2024 and 7,586,920 issued shares at June 30, 2024	76	76
Capital in excess of par value	102,118	101,024
Retained earnings	255,634	250,612
Accumulated other comprehensive loss	(17,827)	(15,689)
Less: treasury stock, at cost (3,597,299 shares at December 29, 2024 and 3,598,126 shares at June 30, 2024)	(135,465)	(135,478)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	204,536	200,545
Non-controlling interest	23,619	25,070
Total shareholders’ equity	228,155	225,615
	$355,895	$364,289

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	December 29, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,146	$5,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,206	8,715
Foreign currency transaction gain	(1,193)	(349)
Unrealized loss (gain) on peso forward contracts	936	(826)
Stock-based compensation expense	1,079	984
Loss on settlement of postemployment obligation	283	—
Change in operating assets and liabilities:
Receivables	7,379	19,178
Inventories	138	(11,842)
Prepaid and other assets	7,844	(12,404)
Accounts payable	(3,990)	(16,441)
Accrued liabilities	(4,580)	410
Other, net	533	426
Net cash provided by (used in) operating activities	20,781	(6,914)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of interest in joint ventures	—	2,000
Purchase of property, plant and equipment	(2,990)	(4,393)
Net cash used in investing activities	(2,990)	(2,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	3,000	2,000
Repayment of borrowings under credit facilities	(3,000)	(2,000)
Employee stock purchases	28	37
Net cash provided by financing activities	28	37
Foreign currency impact on cash	(604)	274
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,215	(8,996)

CASH AND CASH EQUIVALENTS
Beginning of period	25,410	20,571
End of period	$42,625	$11,575
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$8,539	$1,446
Interest	$559	$440
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(450)	$(175)

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

STRATTEC SECURITY CORPORATION (the "Company" or “STRATTEC”), headquartered in Milwaukee, Wisconsin, is a leading global provider of advanced automotive access, security, and select user interface solutions. Products include power access solutions such as automated lift gates and power doors, door handles, engineered latches, key fobs, advanced security systems, steering wheel controls, and electronic shifters. While the Company serves major automotive OEMs globally, the majority of sales are to the three largest automobile original equipment manufacturers (“OEMs”) in North America.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of June 30, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Annual Report.

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended December 29, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 29, 2025. The condensed consolidated financial statements include the results of all wholly owned subsidiaries, as well as the results of a majority owned joint venture.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses including segment expenses that are regularly provided to the chief operating decision maker. For the Company, the annual disclosure requirements of this ASU are effective for fiscal years beginning after December 15, 2023 (fiscal 2025), while the interim reporting requirements are applicable in fiscal 2026. The amendments within this ASU are required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For the Company, this ASU is effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 (fiscal 2028) and for interim periods beginning after December 15, 2027 (fiscal 2029). The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company generates revenue from the production of products sold to OEMs, or Tier 1 suppliers at the direction of the OEM, under long-term supply agreements supporting new vehicle production. Such agreements also require related production of service parts subsequent to the initial vehicle production periods. Additionally, the Company generates revenue from the production of products sold in aftermarket service channels.

Revenue by product category and by customer are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Door handles & exterior trim	$33,084	$30,155	$68,514	$62,923
Power access solutions	33,075	26,084	67,855	58,735
Keys & locksets	20,066	24,617	43,088	54,912
Latches	17,708	14,713	36,819	30,273
User interface controls	13,991	11,417	27,830	22,014
Aftermarket & OE service	9,715	9,028	19,778	19,932
Other	2,280	2,518	5,087	5,149
	$129,919	$118,532	$268,971	$253,938

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
General Motors Company	$39,550	$36,517	$81,710	$77,022
Ford Motor Company	28,956	24,634	61,093	51,543
Stellantis	11,727	13,200	24,492	40,497
Hyundai Motor Group (including Kia)	14,080	11,674	28,933	20,051
Tier 1 Customers	18,591	18,055	38,673	36,178
All Other Customers	17,015	14,452	34,070	28,647
	$129,919	$118,532	$268,971	$253,938

NOTE 4. PRE-PRODUCTION COSTS

The Company incurs customer-owned tooling and engineering development pre-production costs. Pre-production costs for which reimbursement is contractually guaranteed by the customer are accumulated on the balance sheet and are then billed upon formal acceptance by the customer of products produced with the individual tools or upon customer approval of the completed engineering development. To the extent that the costs exceed expected reimbursement from the customer, expense is recognized. Costs for tooling that the Company owns are capitalized and depreciated over the estimated useful lives of the tools.

NOTE 5. VALUE-ADDED TAX

The Company's Mexican subsidiaries are subject to value-added tax (“VAT”). VAT is paid on goods and services and collected on sales. A VAT certification generally allows for relief from VAT tax for temporarily imported goods. A temporary suspension of our VAT tax certification during the second quarter of fiscal 2024 has resulted in an elevated value-added tax recoverable, as VAT was required to be paid on all components temporarily imported into Mexico for periods in which the certification was suspended. Such periods are now subject to an audit by the Mexican tax authority before VAT refunds will be received.

NOTE 6. DERIVATIVE INSTRUMENTS

The Company owns and operates manufacturing operations in Mexico. As a result, a portion of manufacturing costs are incurred in Mexican pesos, which causes earnings and cash flows to fluctuate due to changes in the U.S. dollar/Mexican peso exchange rate. During both fiscal 2025 and 2024, the Company entered into contracts with Bank of Montreal that provide for monthly Mexican peso currency forward contracts for a portion of peso denominated operating costs. The objective in entering into currency forward contracts is to minimize earnings volatility resulting from changes in foreign currency exchange rates. The Mexican peso forward contracts are not designated as hedges. As a result, all currency forward contracts are recognized in the accompanying condensed consolidated financial statements at fair value and changes in the fair value are reported in earnings as part of Other (Expense) Income, net.

The following table quantifies the outstanding forward contracts as of December 29, 2024 (in thousands, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Market Value
Buy MXP/Sell USD	January 13, 2025 − August 18, 2025	$23,000	19.90	$(936)

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include unadjusted quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing an asset or liability.

The fair value of the Company’s cash and cash equivalents, accounts receivable, financial assets held in a Rabbi Trust, accounts payable and variable rate borrowings under the credit agreements approximated book value at both December 29, 2024 and June 30, 2024 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of all Mexican peso forward contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 29, 2024 and June 30, 2024 (in thousands):

	December 29, 2024	June 30, 2024
Land and improvements	$6,249	$6,697
Buildings and improvements	37,673	39,927
Machinery and equipment	231,992	258,622
	275,914	305,246
Less: accumulated depreciation	(196,642)	(219,062)
	$79,272	$86,184

NOTE 9. CREDIT FACILITIES

The Company has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A., while the joint venture has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by the Company. The credit facilities both expire August 1, 2026. Borrowings under both credit facilities are secured by U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or SOFR plus 1.35% prior to September 5, 2023 and SOFR plus 1.85% subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate with no interest rate margin through May 30, 2024 and a 2% interest rate margin subsequent to May 30, 2024 or SOFR plus 1.35% prior to May 30, 2024 and SOFR plus 3.10% subsequent to May 30, 2024. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 29, 2024, the Company was in compliance with all financial covenants.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	December 29, 2024	June 30, 2024
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	13,000	13,000
	$13,000	$13,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows (in thousands):

	Six Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
STRATTEC Credit Facility	$—	$66	—%	8.5%
ADAC-STRATTEC Credit Facility	$13,368	$13,000	8.2%	6.7%

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters and employment related matters. The Company believes that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows.

NOTE 11. SHAREHOLDERS' EQUITY

A summary of activity impacting shareholders’ equity follows (in thousands):

	Three and Six Months Ended December 29, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, June 30,2024	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070	$225,615
Net income	—	—	3,703	—	—	45	3,748
Translation adjustments	—	—	—	(1,671)	—	(1,089)	(2,760)
Stock based compensation	—	188	—	—	—	—	188
Pension and postretirement adjustment, net of tax	—	—	—	256	—	—	256
Employee stock purchases	—	6	—	—	7	—	13
Balance, September 29, 2024	$76	$101,218	$254,315	$(17,104)	$(135,471)	$24,026	$227,060
Net income	—	—	1,319	—	—	79	1,398
Translation adjustments	—	—	—	(759)	—	(486)	(1,245)
Stock based compensation	—	891	—	—	—	—	891
Pension and postretirement adjustment, net of tax	—	—	—	36	—	—	36
Employee stock purchases	—	9	—	—	6	—	15
Balance, December 29, 2024	$76	$102,118	$255,634	$(17,827)	$(135,465)	$23,619	$228,155

	Three and Six Months Ended December 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 2,2023	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061	$211,024
Net income	—	—	4,165	—	—	290	4,455
Translation adjustments	—	—	—	(379)	—	(270)	(649)
Purchase of SPA non- controlling interest	—	(97)	—	—	—	—	(97)
Stock based compensation	—	505	—	—	—	—	505
Pension and postretirement adjustment, net of tax	—	—	—	46	—	—	46
Employee stock purchases	1	4	—	—	12	—	17
Balance, October 1, 2023	$76	$100,721	$238,464	$(14,527)	$(135,514)	$26,081	$215,301
Net income	—	—	1,022	—	—	(242)	780
Translation adjustments	—	—	—	602	—	412	1,014
Stock based compensation	—	479	—	—	—	—	479
Pension and postretirement adjustment, net of tax	—	—	—	47	—	—	47
Employee stock purchases	—	7	—	—	13	—	20

Balance, December 31, 2023	$76	$101,207	$239,486	$(13,878)	$(135,501)	$26,251	$217,641

NOTE 12. OTHER (EXPENSE) INCOME, NET

Other (expense) income, net included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Foreign currency transaction gain	$188	$147	$1,193	$349
Realized and unrealized (loss) gain on peso forward contracts, net	(569)	826	(1,304)	826
Pension and postretirement plans cost	(80)	(99)	(443)	(197)
Rabbi trust (loss) gain on investments	(19)	145	77	103
Other	(2)	79	124	(114)
	$(482)	$1,098	$(353)	$967

NOTE 13. WARRANTY

The Company has a warranty reserve related to known and potential exposure to warranty claims in the event products fail to perform as expected and in the event the Company may be required to participate in the repair costs incurred by customers for such products. The estimation of the warranty reserve involves judgment and estimates and is based on an analysis of historical warranty data as well as current trends and information. Changes in the warranty reserve were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Balance, beginning of period	$10,698	$9,617	$10,695	$9,725
Provision charged to expense	582	33	969	47
Payments	(334)	(567)	(718)	(689)
Balance, end of period	$10,946	$9,083	$10,946	$9,083

NOTE 14. INCOME TAXES

The Company's income tax expense and effective tax rate for the three and six month periods ended December 29, 2024 and December 31, 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Income before provision for income taxes and non-controlling interest	$1,803	$1,044	$7,049	$6,886
Provision for income taxes	$405	$264	$1,903	$1,651
Effective tax rate	22.5%	25.3%	27.0%	24.0%

The Company is subject to income taxes in the United States and foreign jurisdictions, primarily Mexico. The Company's income tax positions are based on interpretations of income tax laws and rulings in each of the jurisdictions that the Company operates. Interim income tax expense is determined based on an estimate of the overall annual effective income tax rate which can vary due to the relationship of foreign and domestic earnings, state taxes and available deductions, credits and discrete items.

NOTE 15. EARNINGS PER SHARE

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net income attributable to STRATTEC SECURITY CORPORATION	$1,319	$1,022	$5,022	$5,187

Basic weighted-average shares outstanding	4,035	3,976	4,020	3,962
Effect of dilutive securities - employee stock compensation plan	35	22	38	24
Diluted weighted-average shares outstanding	4,070	3,998	4,058	3,986
Net earnings per share:
Basic	$0.33	$0.26	$1.25	$1.31
Diluted	$0.32	$0.26	$1.24	$1.30

Shares of common stock related to share-based compensation that were excluded from the effect of dilutive securities because the effect would have been anti-dilutive include 5,191 and 49,595 shares for the three months ended December 29, 2024 and December 31, 2023, respectively, and 2,596 and 55,783 shares for the six months ended December 29, 2024 and December 31, 2023, respectively.

NOTE 16. RELATED PARTY

The Company owns 51% of a joint venture with ADAC Automotive (“ADAC”), which was formed in fiscal year 2007 to support customers with door handle and exterior trim demand from injection molding and assembly operations in Mexico. The joint venture's financial results are consolidated with the financial results of the Company. The following tables summarize the related party transactions that arise as a result of the joint venture operating agreement (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Management fee expense	$2,316	$2,111	$4,796	$4,405
Net sales to ADAC	$1,297	$2,021	$3,622	$4,855

	December 29, 2024	June 30, 2024
Accounts receivable from ADAC	$450	$833
Accounts payable to ADAC	$4,054	$1,679

NOTE 17. STOCK-BASED COMPENSATION

The Company has granted service-based restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and non-employee directors under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan (“2024 Equity Incentive Plan”). Prior to October 2024, stock options and RSAs were granted under the Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan (“Stock Incentive Plan”). Awards that expire or are canceled without delivery of shares become available for re-issuance under the 2024 Equity Incentive Plan. No additional grants will be made under the Stock Incentive Plan.

The number of shares of the Company's common stock authorized under the 2024 Equity Incentive Plan is 550,000. As of December 29, 2024, there were 454,376 shares available for future awards. No stock options were outstanding as of December 29, 2024.

Restricted Stock Awards

Shares of restricted stock granted under approved plans have voting rights, earn dividends and vest over a pre-determined period of time, up to three years from the date of grant. The fair value of restricted stock awards are based on the closing stock price on the date of grant. A summary of RSA activity follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance, June 30, 2024	79,325	$27.21
Granted	113,546	39.14
Vested	(48,963)	30.97
Forfeited	(10,275)	31.61
Nonvested balance, December 29, 2024	133,633	$35.56

As of December 29, 2024, there was $3.8 million of unrecognized compensation cost related to unvested restricted stock awards, which will be expensed over the remaining vesting period of approximately 1.1 years.

Performance Stock Units

As of December 29, 2024, 16,878 PSUs were outstanding which may be earned based on the achievement of certain financial metrics over the three year period ending June 27, 2027. The PSUs will vest ranging from 0% (for performance below threshold) to 200% (for performance above target) and continued employment. The fair value of PSUs was based on the closing stock price on the date of grant. The PSUs earn dividend equivalents during the vesting period while compensation expense is recognized over the service period when it is probable that the performance criteria will be met. As of December 29, 2004, there was $616,000 of unrecognized compensation cost related to unvested PSUs, which will be expensed over the remaining vesting period of approximately 1.3 years.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) (in thousands):

	Three Months Ended December 29, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, September 29, 2024	$16,387	$717	$17,104
Other comprehensive loss before reclassifications	1,245	—	1,245
Income tax	—	—	-
Net other comprehensive loss before reclassifications	1,245	—	1,245
Reclassifications:
Unrecognized net loss	—	(46)	(46)
Income tax	—	10	10
Net reclassifications	—	(36)	(36)
Other comprehensive loss	1,245	(36)	1,209
Other comprehensive loss attributable to non- controlling interest	486	—	486
Balance, December 29, 2024	$17,146	$681	$17,827

	Three Months Ended December 31, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, October 1, 2023	$13,407	$1,120	$14,527
Other comprehensive income before reclassifications	(1,014)	—	(1,014)
Net other comprehensive income before reclassifications	(1,014)	—	(1,014)
Reclassifications:
Unrecognized net loss	—	(61)	(61)
Income tax	—	14	14
Net reclassifications	—	(47)	(47)
Other comprehensive income	(1,014)	(47)	(1,061)
Other comprehensive income attributable to non- controlling interest	(412)	—	(412)
Balance, December 31, 2023	$12,805	$1,073	$13,878

	Six Months Ended December 29, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2024	$14,716	$973	$15,689
Other comprehensive loss before reclassifications	4,005	—	4,005
Income tax	—	—	-
Net other comprehensive loss before reclassifications	4,005	—	4,005
Reclassifications:
Unrecognized net loss	—	(375)	(375)
Income tax	—	83	83
Net reclassifications	—	(292)	(292)
Other comprehensive loss	4,005	(292)	3,713
Other comprehensive loss attributable to non- controlling interest	1,575	—	1,575
Balance, December 29, 2024	$17,146	$681	$17,827

	Six Months Ended December 31, 2023
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2023	$13,028	$1,166	$14,194
Other comprehensive income before reclassifications	(365)	—	(365)
Net other comprehensive income before reclassifications	(365)	—	(365)
Reclassifications:
Unrecognized net loss	—	(121)	(121)
Income tax	—	28	28
Net reclassifications	—	(93)	(93)
Other comprehensive income	(365)	(93)	(458)
Other comprehensive income attributable to non- controlling interest	(142)	—	(142)
Balance, December 31, 2023	$12,805	$1,073	$13,878

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

Business Overview

With a history spanning over 110 years, STRATTEC has consistently been at the forefront of innovation in vehicle security, transitioning from mechanical to integrated electro-mechanical systems. Our largest customers are three leading automotive OEMs in North America, but we also provide products to other OEMs around the world. Our offering is comprised of products primarily related to vehicle power access, security and authorization and select user interface controls. Vehicle and power access solutions include power sliding doors, tailgates and lift gate systems, as well as power deck lid systems. We also design and manufacture highly-engineered latches and door handles. Security and authorization products are comprised of mechanical and electronically enhanced locks and keys, fobs, passive entry passive start systems, steering column and instrument panel ignition lock housings and related solutions. We established our leading market position within North American automotive customers initially with our legacy mechanical locks and keys. We built upon that reputation with our engineering expertise in security and vehicle access, our flexible and responsive service and our deep relationships with our customers.

Current Business Update

In conjunction with a change in leadership in 2024, we are in the process of developing a strategy to strengthen the Company’s profitability and deliver sustainable sales growth. We expect to improve our business with upgraded systems and processes and a focus on productivity and efficiencies in our manufacturing operations. We are reviewing our product portfolio, focusing on improving our working capital velocity and standardizing/modernizing our support functions. We believe this optimized cost structure will allow us to capitalize on our technical engineering expertise, market leading positions and strong customer relationships to generate innovative solutions and predictable sales growth with new and existing customers.

Volatility in the North American automotive industry is driven by supply chain disruptions, global inflation, thinning labor availability, rising global commodity costs and a changing geopolitical climate. These macro conditions, coupled with changes in production volumes by OEMs in response to new vehicle consumer demand impact our sales levels. It is expected that the North American automotive industry will grow modestly over the next several years. Despite short term softening of North American light vehicle production, we have delivered 6% sales growth over the first six months of fiscal 2025 as a result of new program launches and increased volumes on the platforms we serve. Although supply chain conditions have steadily improved and certain inflationary pressures have moderated, in the current year we continue to see material cost increases for certain commodities and electronics and higher logistics costs. In addition, a majority of our operations are in Mexico and therefore our financial results are impacted by labor inflation (government mandated increase in minimum wages) and we have exposure to changes in foreign currency exchange rates. We strive to mitigate the impact of these cost increases through supply chain and manufacturing efficiencies, strategic pricing and peso forward contracts. During the balance of fiscal 2025, we are focused on executing various initiatives to improve our cost structure, driving cash flow through improved asset and working capital utilization and securing new platforms to solidify future sales growth.

Analysis of Results of Operations

Three months ended December 29, 2024 (second quarter fiscal 2025) compared with the three months ended December 31, 2023 (second quarter fiscal 2024)

Second quarter fiscal 2025 net sales were $129.9 million, an increase of $11.4 million (9.6%) compared to the prior year second quarter. Net sales growth was broad based across most of our product portfolio and was driven by net new program launches ($6.0 million) and favorable mix. In addition, net sales on existing platforms increased $7.3 million as a result of customers building inventory levels, the prior year second quarter reflecting increased customer plant shutdowns and slightly higher production volumes. These volume increases more than offset a year-over-year reduction in pricing. The reduction in pricing is a result of the prior year second quarter including $3.9 million of one-time retroactive pricing recoveries, which was partially offset by current quarter margin accretive pricing of $0.6 million. Net sales to our customers in the second quarter were as follows (in millions):

	Three Months Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
General Motors Company	$39.6	$36.5	$3.1	8.5%
Ford Motor Company	29.0	24.6	4.4	17.9
Stellantis	11.7	13.2	(1.5)	(11.4)
Hyundai Motor Group (including Kia)	14.0	11.6	2.4	20.7
Tier 1 Customers	18.6	18.1	0.5	2.8
All Other Customers	17.0	14.5	2.5	17.2
	$129.9	$118.5	$11.4	9.6%

Meaningful drivers of the change in net sales for key customers are as follows:

•
General Motors Company net sales increased 9% due to increased demand across all product categories driven by production volumes for full size SUVs and trucks, as well as the launch of a door handle program for the Equinox platform.
•
Ford Motor Company net sales grew 18% due to increased volume of key & lockset products and new power end gate and latch product launches on F-Series and Super Duty trucks.
•
Stellantis net sales declined 11% a result of reduced demand for key & lockset products in response to dealer inventory levels and customer demand, partially offset by increased sales for power access solutions for the Chrysler Pacifica minivan.
•
Hyundai Motor Group net sales increased 21% due to higher demand for power access solutions (on the Kia Carnival platform) to meet an increase in vehicle production builds.
•
Net sales to all other customers increased due to new product programs and increased volume.

Second quarter fiscal 2025 gross profit was $17.2 million, compared to $13.5 million in the comparable prior year period. Despite favorable one-time pricing recoveries, net of supplier pass through requirements in the prior year, gross profit margin improved year-over-year from 11.4% to 13.2% as a result of the strengthening of the US dollar and improved leverage of our fixed cost structure on higher sales volumes.

	Three Months Ended
	December 29, 2024		December 31, 2023
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct material costs	$72.5	55.8%	$65.6	55.4%
Labor and overhead costs	40.3	31.0	39.4	33.2
Cost of goods sold	$112.8	86.8%	$105.0	88.6%

Gross Profit	$17.2	13.2%	$13.5	11.4%

Material costs increased $6.9 million year-over-year on higher production levels and $0.7 million of additional costs associated with excess and obsolete inventory. Labor and overhead costs increased $0.9 million year-over-year, the net result of higher conversion costs, partially offset by a $3.5 million benefit from changes in foreign currency exchange rates associated with our Mexican operations. Incremental conversion costs were driven by higher sales volumes, a $1.4 million increase in government mandated Mexico labor costs and provisions for annual bonus expense of $0.6 million (no provision in the prior year), offset by an $0.8 million reduction in depreciation expense.

Engineering, selling and administrative expenses were $15.0 million in the second quarter of fiscal 2025, compared to $13.4 million in the prior year period. Increased expenses are associated with continued investments in the business, including business transformation costs of $0.2 million, $0.3 million of incremental equity compensation expense, an annual bonus provision of $0.8 million (no provision in the prior year) and a $0.3 million restructuring charge associated with the elimination of the third shift of our Milwaukee operations. These cost increases were partially offset by lower third party engineering spend of $0.8 million based on the timing of development projects. Both the current year and prior year second quarter include non-recurring executive transition costs of $1.2 million and $1.0 million, respectively.

Interest expense relates to outstanding borrowings under our joint venture credit facility and increased to $0.3 million in the second quarter from $0.2 million in the prior year due to increased interest rates.

Investment income increased to $0.4 million in the second quarter from $0.1 million in the prior year reflecting increased levels of cash and cash equivalents, which are invested in overnight money market funds.

Other expense, net was $0.5 million in the second quarter compared to other income, net of $1.1 million in the prior year. The change was primarily due to changes in foreign currency exchange rates and gains or losses on peso forward contracts.

The effective income tax rate was 22.5% and 25.3% for the second quarter of fiscal 2025 and 2024, respectively. The effective tax rate for both periods exceeds the U.S. federal statutory rate primarily because of the foreign rate differential, state income taxes, limitations on the utilization of foreign tax credits, non-deductible items and discrete items.

Six months ended December 29, 2024 compared with the six months ended December 31, 2023

Net sales in the first half of fiscal 2025 were $269.0 million, an increase of $15.1 million (5.9%) compared to the prior year period. Net sales growth was driven by $15.4 million of net new program launches as well as favorable mix. Additionally, higher production volumes on existing platforms and customer inventory builds increased sales by $6.1 million. Sales increases more than offset a year-over-year reduction in pricing. The reduction in pricing is a result of the prior year period including $9.5 million of one-time retroactive pricing recoveries, which was partially offset by current year margin accretive pricing. Net sales to our customers in the first half of fiscal 2025 were as follows (in millions):

	Six Months Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
General Motors Company	$81.7	$77.0	$4.7	6.1%
Ford Motor Company	61.1	51.5	9.6	18.6
Stellantis	24.5	40.5	(16.0)	(39.5)
Hyundai Motor Group (including Kia)	28.9	20.1	8.8	43.8
Tier 1 Customers	38.7	36.2	2.5	6.9
All Other Customers	34.1	28.6	5.5	19.2
	$269.0	$253.9	$15.1	5.9%

Meaningful drivers of the change in net sales for key customers are as follows:

•
General Motors Company net sales increased 6% primarily due to overall volume increases for full size SUVs and pickups as well as new door handle volume for the Equinox EV, which impact was partially offset by several lockset programs ending.
•
Ford Motor Company net sales grew 19% mostly due to increased volumes and new tailgate and power end gate content on the Ford F-Series and Super Duty trucks.
•
Stellantis net sales declined 40% due to the combination of lower vehicle production volumes for several programs we supply, the end of several passenger car programs and reduced content on the Dodge Ram pickup.
•
Hyundai Motor Group net sales increased 44% due to higher demand for power door products and an increase in inventory builds.
•
Net sales to all other customers increased due to new product programs and increased volume.

Gross profit was $36.1 million in the first half of fiscal 2025, compared to $32.2 million in the comparable prior year period. Despite favorable one-time pricing recoveries (net of supplier pass through requirements) in the prior year, gross profit margin improved year-over-year from 12.7% to 13.4% as a result of the strengthening of the US dollar and improved leverage of our fixed cost structure on higher sales volumes.

	Six Months Ended
	December 29, 2024		December 31, 2023
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct material costs	$150.6	56.0%	$140.6	55.4%
Labor and overhead costs	82.3	30.6	81.1	31.9
Cost of goods sold	$232.9	86.6%	$221.7	87.3%

Gross Profit	$36.1	13.4%	$32.2	12.7%

Material costs increased $10.0 million year-over-year on higher production levels. Labor and overhead costs increased $1.2 million year-over-year. Excluding the $6.2 million benefit from changes in foreign currency exchange rates, conversion costs increased $7.4 million due to higher sales volumes, a $2.8 million increase in Mexico labor costs and provisions for annual bonus expense of $1.3 million, offset by a $1.5 million reduction in depreciation expense.

Engineering, selling and administrative expenses were $28.9 million in the first half of fiscal 2025, compared to $26.1 million in the prior year period. Increased expenses are associated with continued investments in the business, including additional executive transition costs of $1.1 million, an annual bonus provision of $1.7 million (no provision in the prior year) and a $0.3 million restructuring charge. These cost increases were partially offset by lower third party engineering spend of $1.0 million.

Interest expense relates to outstanding borrowings under our joint venture credit facility and increased to $0.6 million in the current year period from $0.4 million in the prior year due to increased interest rates.

Investment income increased to $0.8 million in the first half of fiscal 2025 from $0.2 million in the prior year reflecting increased levels of cash and cash equivalents, which are invested in overnight money market funds.

Other expense, net was $0.4 million in the current year period compared to other income, net of $1.0 million in the prior year. The change was primarily due to changes in foreign currency exchange rates and gains or losses on peso forward contracts.

The effective income tax rate was 27.0% and 24.0% for the first half of fiscal 2025 and 2024, respectively. The effective tax rate for both periods exceeds the U.S. federal statutory rate primarily because of the foreign rate differential, state income taxes, limitations on the utilization of foreign tax credits, non-deductible items and discrete items.

Liquidity and Capital Resources

At December 29, 2024, we had $42.6 million of cash and cash equivalents, of which $2.5 million was held by our foreign subsidiaries and $40.1 million was held domestically. Excess cash is held in money market funds. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Six Months Ended
	December 29, 2024	December 31, 2023
Cash provided by operating activities	$20.8	$(6.9)
Cash used in investing activities	(3.0)	(2.4)
Cash provided by financing activities	—	—
Effect of exchange rate changes on cash	(0.6)	0.3
Net increase (decrease) in cash and cash equivalents	$17.2	$(9.0)

Cash flow from operations was $20.8 million for the first half of fiscal 2025, compared to a use of cash from operations in the prior year period. The increase in cash provided by operating activities was due to reduced purchasing levels on higher sales, collection of accounts receivable and the recovery of pre-production costs.

Net cash used in investing activities was $3.0 million during the first half of fiscal 2025 compared to $2.4 million in the prior year period. Capital expenditures to support new product programs and the upgrade and replacement of existing equipment were $3.0 million in the current year period compared to $4.4 million in the prior year period. The prior year also included $2.0 million in proceeds received from the sale of our interest in a previous joint venture.

Net cash provided by financing activities resulted from purchases of common stock under our employee stock purchase plan. During the first half of fiscal 2025, we borrowed and repaid amounts under the joint venture revolving credit agreement for short term cash requirements.

At December 29, 2024, there were no borrowings outstanding under the $40 million STRATTEC revolving credit agreement and $13.0 million outstanding under the $20 million joint venture revolving credit agreement. The Company was in compliance with all covenants under its credit facilities at December 29, 2024. We believe that the revolving credit line, combined with our existing cash on hand and anticipated operating cash flows, will be adequate to meet operating, debt service and capital expenditure funding requirements for the foreseeable future.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	December 29, 2024	PWC %	June 30, 2024	PWC %
Accounts Receivable, net	$92	18%	$99	17%
Inventory, net	82	16%	82	14%
Accounts payable	(51)	(10%)	(55)	(10%)
Net primary working capital	$123	24%	$126	22%

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

Item 1A. Risk Factors

An investment in our Common Stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report. If any of the identified risks are realized, our business, financial condition and operating results could be materially and adversely affected. In that case, the trading price of our Common Stock may decline. In addition, other risks of which we are currently unaware, or which we currently do not view as material, could have a material adverse effect on our business, financial condition and operating results. As of the date of this Quarterly Report, we are providing the following update to the “Business Risks – Cross-border or Tariffs” risk factor contained in our Annual Report.

Business Risks

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

We manufacture our products in Mexico and rely on a global supply chain to deliver raw materials and components that we need to manufacture our products. Our business benefits from certain free trade agreements, such as the United States-Mexico-Canada Agreement. Political and economic tensions between governments create uncertainty with respect to tariffs, taxes and trade policies. Changes in U.S. administrative policy may strain international trade relations and lead to the imposition of tariffs by the U.S. government on imports to the U.S., the imposition of non-tariff barriers or domestic preference procurement requirements, and/or the imposition of retaliatory tariffs and other reactionary measures by foreign countries involved in our business, including but not limited to Mexico, Canada, China, and European countries. These political and economic changes in policies could have a material effect on global economic conditions and significantly decrease global trade, which could adversely impact our production costs, purchased material costs, ability to compete, customer demand and short-term vehicle production levels and relationships with suppliers and customers. Any of these consequences could reduce profitability on certain of our products and have a material adverse effect on our results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 29, 2024, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the six month period ended December 29, 2024.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—

(c) Trading Plans.

During the fiscal quarter ended December 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 Exhibits

(a)
Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-K filed on September 7, 2017)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-Q report filed on November 7, 2019)

3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 8-K report filed on October 21, 2021)

3.4	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 23, 2024)

3.5	Amended By-Laws of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed on October 23, 2024)

10.1	STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on October 23, 2024)*

10.2	STRATTEC SECURITY CORPORATION Short-Term Incentive Plan for Fiscal Year 2025 (Incorporated by reference from Exhibit 10.2 to the Form 10-Q filed on November 7, 2024)

10.3	First Amendment to Employment Agreement between the Company and Jennifer L. Slater (Incorporated by reference from Exhibit 10.3 to the Form 10-Q filed on November 7, 2024)*

10.4

Restricted Stock Award Agreement under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan between the Company and Jennifer L. Slater dated October 25, 2024 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2024)*

10.5

Restricted Stock Award Agreement under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan between the Company and Jennifer L. Slater dated October 25, 2024 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 31, 2024)*

10.6

Restricted Stock Award Agreement under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan between the Company and Jennifer L. Slater dated October 25, 2024 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 31, 2024)*

10.7

Performance Restricted Stock Unit Award Agreement under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan between the Company and Jennifer L. Slater dated October 25, 2024 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 31, 2024)*

10.8	Employment Agreement between the Company and Matthew P. Pauli effective November 13, 2024 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 12, 2024)*

10.9**	Restricted Stock Unit Award Agreement under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan between the Company and Matthew P. Pauli dated November 13, 2024*

10.10**	Form of Restricted Stock Grant Agreement for non-employee directors

10.11**	Form of Stock Grant Agreement for non-employee directors

31.1**	Rule 13a-14(a) Certification for Jennifer L. Slater, Chief Executive Officer

31.2**	Rule 13a-14(a) Certification for Matthew Pauli, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Management contract or compensatory plan or arrangement.

** Filed herewith

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: February 7, 2025	By:	/s/ Matthew Pauli
Matthew Pauli
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)