Form 10-Q
period 2025-03-30
STRATTEC SECURITY CORP
filed 2025-05-09
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

or

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

Common stock, par value $0.01 per share: 4,168,104 shares outstanding as of April 29, 2025 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

FORM 10-Q

March 30, 2025

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
•
labor cost inflation or unionization efforts in Mexico, coupled with a shortage of skilled laborers in the United States, could increase our manufacturing expenses and impact production efficiency;
•
changes in tariffs or international trade policies could adversely affect our results, particularly with respect to goods imported into the United States or produced under U.S. trade agreements such as the USMCA;
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

4

Part I. Financial Information

Item 1 Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net sales	$144,082	$140,773	$413,053	$394,711
Cost of goods sold	120,977	126,089	353,876	347,810
Gross profit	23,105	14,684	59,177	46,901
Engineering, selling and administrative expenses	16,020	12,725	44,895	38,778
Income from operations	7,085	1,959	14,282	8,123
Interest expense	(243)	(222)	(795)	(661)
Investment income	529	143	1,286	337
Other (expense) income, net	(16)	(208)	(369)	759
Income before provision for income taxes and non-controlling interest	7,355	1,672	14,404	8,558
Provision for income taxes	1,644	546	3,547	2,197
Net income	5,711	1,126	10,857	6,361
Net income (loss) attributable to non- controlling interest	315	(380)	439	(332)
Net income attributable to STRATTEC SECURITY CORPORATION	$5,396	$1,506	$10,418	$6,693

Comprehensive income:
Net income	$5,711	$1,126	$10,857	$6,361
Pension and postretirement plans, net of tax	36	46	328	139
Currency translation adjustments	(77)	1,043	(4,082)	1,408
Other comprehensive income, net of tax	(41)	1,089	(3,754)	1,547
Comprehensive income	5,670	2,215	7,103	7,908
Comprehensive income (loss) attributable to non-controlling interest	283	36	(1,168)	226
Comprehensive income attributable to STRATTEC SECURITY CORPORATION	$5,387	$2,179	$8,271	$7,682

Earnings per share attributable to STRATTEC SECURITY CORPORATION:
Basic	$1.34	$0.38	$2.59	$1.69
Diluted	$1.32	$0.37	$2.56	$1.67

Weighted Average shares outstanding:
Basic	4,039	3,988	4,026	3,971
Diluted	4,085	4,017	4,067	3,996

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income and Comprehensive Income.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

(Unaudited)

	March 30, 2025	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$62,106	$25,410
Receivables, net	109,160	99,297
Inventories:
Finished products	14,563	19,833
Work in process	12,228	15,461
Purchased materials	48,800	46,355
Inventories, net	75,591	81,649
Pre-production costs	9,740	22,173
Value-added tax recoverable	22,342	19,684
Other current assets	8,276	5,601
Total current assets	287,215	253,814
Deferred income taxes	17,084	17,593
Other long-term assets	5,277	6,698
Net property, plant and equipment	77,816	86,184
	$387,392	$364,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$72,582	$54,911
Accrued Liabilities:
Payroll and benefits	19,431	28,953
Value-added tax payable	10,844	9,970
Environmental	1,390	1,390
Warranty	10,745	10,695
Other current liabilities	8,312	12,369
Total current liabilities	123,304	118,288
Borrowings under credit facilities	13,000	13,000
Postemployment obligations	12,076	2,429
Other long-term liabilities	4,411	4,957
Shareholders’ Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,635,883 issued shares at March 30, 2025 and 7,586,920 issued shares at June 30, 2024	76	76
Capital in excess of par value	102,888	101,024
Retained earnings	261,030	250,612
Accumulated other comprehensive loss	(17,836)	(15,689)
Less: treasury stock, at cost (3,596,918 shares at March 30, 2025 and 3,598,126 shares at June 30, 2024)	(135,459)	(135,478)
Total STRATTEC SECURITY CORPORATION shareholders’ equity	210,699	200,545
Non-controlling interest	23,902	25,070
Total shareholders’ equity	234,601	225,615
	$387,392	$364,289

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	March 30, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,857	$6,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,952	12,774
Foreign currency transaction (gain) loss	(1,052)	126
Unrealized loss (gain) on peso forward contracts	231	(604)
Stock-based compensation expense	1,839	1,224
Loss on settlement of postemployment obligation	283	—
Change in operating assets and liabilities:
Receivables	(10,237)	(7,507)
Inventories	6,058	(1,015)
Prepaid and other assets	5,994	(16,898)
Accounts payable	16,730	(7,102)
Accrued liabilities	(948)	4,747
Other, net	794	671
Net cash provided by (used in) operating activities	41,501	(7,223)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of interest in joint ventures	—	2,000
Purchase of property, plant and equipment	(4,160)	(6,065)
Net cash used in investing activities	(4,160)	(4,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	3,000	2,000
Repayment of borrowings under credit facilities	(3,000)	(2,000)
Employee stock purchases	44	55
Net cash provided by financing activities	44	55
Foreign currency impact on cash	(689)	256
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,696	(10,977)

CASH AND CASH EQUIVALENTS
Beginning of period	25,410	20,571
End of period	$62,106	$9,594
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$9,135	$3,177
Interest	$731	$659
Non-cash investing activities:
Change in capital expenditures in accounts payable	$726	$(264)

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

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended March 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 29, 2025. The condensed consolidated financial statements include the results of all wholly owned subsidiaries, as well as the results of a majority owned joint venture.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses including segment expenses that are regularly provided to the chief operating decision maker. For the Company, the annual disclosure requirements of this ASU are effective for fiscal years beginning after December 15, 2023 (fiscal 2025), while the interim reporting requirements are applicable in fiscal 2026. The amendments within this ASU are required to be applied retrospectively to all prior periods presented in the financial statements. Adoption of this ASU will result in additional disclosure, but it will not impact the Company's consolidated financial position, results of operations or cash flows.

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

Revenue by product category and by customer are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Power access solutions	$36,654	$34,552	$101,926	$90,769
Door handles & exterior trim	35,337	35,796	103,572	98,465
Keys & locksets	27,817	25,973	70,905	80,885
Latches	18,944	18,976	55,763	49,249
User interface controls	12,817	12,462	40,647	34,476
Aftermarket & OE service	9,980	9,909	32,619	32,612
Other	2,533	3,105	7,621	8,255
	$144,082	$140,773	$413,053	$394,711

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
General Motors Company	$40,920	$42,713	$122,630	$119,735
Ford Motor Company	32,538	30,794	93,631	82,337
Stellantis	20,956	18,461	45,448	58,958
Hyundai Motor Group (including Kia)	13,919	13,155	42,852	33,205
Tier 1 Customers	19,724	20,916	58,397	57,093
All Other Customers	16,025	14,734	50,095	43,383
	$144,082	$140,773	$413,053	$394,711

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

The following table quantifies the outstanding forward contracts as of March 30, 2025 (in thousands, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Market Value
Buy MXP/Sell USD	April 7, 2025 - August 18, 2025	$15,000	20.03	$(423)
Buy MXP/Sell USD	April 7, 2025 − March 17, 2026	10,163	21.41	191
		$25,163	20.59	$(232)

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, financial assets held in a Rabbi Trust, accounts payable and variable rate borrowings under the credit agreements approximated book value at both March 30, 2025 and June 30, 2024 due to their short-term nature and the fact that the interest rates approximated market rates. The fair value of all Mexican peso forward contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 30, 2025 and June 30, 2024 (in thousands):

	March 30, 2025	June 30, 2024
Land and improvements	$6,280	$6,697
Buildings and improvements	37,601	39,927
Machinery and equipment	234,012	258,622
	277,893	305,246
Less: accumulated depreciation	(200,077)	(219,062)
	$77,816	$86,184

NOTE 9. RESTRUCTURING

In an effort to optimize its cost structure, the Company has initiated actions to reduce its headcount. The total cost of these actions was $0.8 million and $1.1 million for the three and nine months ended March 30, 2025. All accrued severance will be paid in the next 12 months. Restructuring expense is reported in the accompanying condensed consolidated Statements of Income and Comprehensive Income as part of Engineering, Selling and Administrative Expenses.

Changes in the restructuring reserve were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Balance, beginning of period	$265	$—	$—	$—
Restructuring charge	809	—	1,074	—
Reclassification from postemployment obligations	782	—	782	—
Payments	(1,278)	—	(1,278)	—
Balance, end of period	$578	$—	$578	$—

NOTE 10. CREDIT FACILITIES

The Company has a $40 million secured revolving credit facility (the “STRATTEC Credit Facility”) with BMO Harris Bank N.A., while the joint venture has a $20 million secured revolving credit facility (the “ADAC-STRATTEC Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by the Company. The credit facilities both expire August 1, 2026. Borrowings under both credit facilities are secured by U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. Interest on borrowings under the STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate or SOFR plus 1.35% prior to September 5, 2023 and SOFR plus 1.85% subsequent to September 5, 2023. Interest on borrowings under the ADAC-STRATTEC Credit Facility were at varying rates based, at our option, on the bank's prime rate with no interest rate margin through May 30, 2024 and a 2% interest rate margin subsequent to May 30, 2024 or SOFR plus 1.35% prior to May 30, 2024 and SOFR plus 3.10% subsequent to May 30, 2024. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-STRATTEC Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of March 30, 2025, the Company was in compliance with all financial covenants.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	March 30, 2025	June 30, 2024
STRATTEC Credit Facility	$—	$—
ADAC-STRATTEC Credit Facility	13,000	13,000
	$13,000	$13,000

Average outstanding borrowings and the weighted average interest rate under each credit facility referenced above were as follows (in thousands):

	Nine Months Ended
	Average Outstanding Borrowings		Weighted Average Interest Rate
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
STRATTEC Credit Facility	$—	$44	—%	8.5%
ADAC-STRATTEC Credit Facility	$13,245	$13,000	7.9%	6.7%

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

NOTE 12. WARRANTY

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

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Balance, beginning of period	$10,946	$9,083	$10,695	$9,725
Provision charged to expense	284	276	1,253	323
Payments	(485)	(454)	(1,203)	(1,143)
Balance, end of period	$10,745	$8,905	$10,745	$8,905

NOTE 13. SHAREHOLDERS' EQUITY

A summary of activity impacting shareholders’ equity follows (in thousands):

	Three and Nine Months Ended March 30, 2025
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, June 30,2024	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070	$225,615
Net income	—	—	3,703	—	—	45	3,748
Translation adjustments	—	—	—	(1,671)	—	(1,089)	(2,760)
Stock based compensation	—	188	—	—	—	—	188
Pension and postretirement adjustment, net of tax	—	—	—	256	—	—	256
Employee stock purchases	—	6	—	—	7	—	13
Balance, September 29, 2024	$76	$101,218	$254,315	$(17,104)	$(135,471)	$24,026	$227,060
Net income	—	—	1,319	—	—	79	1,398
Translation adjustments	—	—	—	(759)	—	(486)	(1,245)
Stock based compensation	—	891	—	—	—	—	891
Pension and postretirement adjustment, net of tax	—	—	—	36	—	—	36
Employee stock purchases	—	9	—	—	6	—	15
Balance, December 29,2024	$76	$102,118	$255,634	$(17,827)	$(135,465)	$23,619	$228,155
Net income	—	—	5,396	—	—	315	5,711
Translation adjustments	—	—	—	(45)	—	(32)	(77)
Stock based compensation	—	760	—	—	—	—	760
Pension and postretirement adjustment, net of tax	—	—	—	36	—	—	36
Employee stock purchases	—	10	—	—	6	—	16
Balance, March 30, 2025	$76	$102,888	$261,030	$(17,836)	$(135,459)	$23,902	$234,601

	Three and Nine Months Ended March 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 2, 2023	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061	$211,024
Net income	—	—	4,165	—	—	290	4,455
Translation adjustments	—	—	—	(379)	—	(270)	(649)
Purchase of SPA non- controlling interest	—	(97)	—	—	—	—	(97)
Stock based compensation	—	505	—	—	—	—	505
Pension and postretirement adjustment, net of tax	—	—	—	46	—	—	46
Employee stock purchases	1	4	—	—	12	—	17
Balance, October 1, 2023	$76	$100,721	$238,464	$(14,527)	$(135,514)	$26,081	$215,301
Net income	—	—	1,022	—	—	(242)	780
Translation adjustments	—	—	—	602	—	412	1,014
Stock based compensation	—	479	—	—	—	—	479
Pension and postretirement adjustment, net of tax	—	—	—	47	—	—	47
Employee stock purchases	—	7	—	—	13	—	20
Balance, December 31, 2023	$76	$101,207	$239,486	$(13,878)	$(135,501)	$26,251	$217,641
Net income	—	—	1,506	—	—	(380)	1,126
Translation adjustments	—	—	—	627	—	416	1,043
Stock based compensation	—	240	—	—	—	—	240
Pension and postretirement adjustment, net of tax	—	—	—	46	—	—	46
Employee stock purchases	—	6	—	—	12	—	18
Balance, March 31, 2024	$76	$101,453	$240,992	$(13,205)	$(135,489)	$26,287	$220,114

NOTE 14. OTHER (EXPENSE) INCOME, NET

Other (expense) income, net included in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Foreign currency transaction (loss) gain	$(141)	$(475)	$1,052	$(126)
Realized and unrealized gain (loss) on peso forward contracts, net	377	265	(927)	1,091
Pension and postretirement plans cost	(283)	(99)	(726)	(296)
Rabbi trust (loss) gain on investments	(1)	83	76	186
Other	32	18	156	(96)
	$(16)	$(208)	$(369)	$759

NOTE 15. INCOME TAXES

The Company's income tax expense and effective tax rate for the three and nine month periods ended March 30, 2025 and March 31, 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Income before provision for income taxes and non-controlling interest	$7,355	$1,672	$14,404	$8,558
Provision for income taxes	$1,644	$546	$3,547	$2,197
Effective tax rate	22.4%	32.7%	24.6%	25.7%

The Company is subject to income taxes in the United States and foreign jurisdictions, primarily Mexico. The effective tax rate for the three month period ended March 31, 2024 was impacted by a shift in our global earnings mix. The Company's income tax positions are based on interpretations of income tax laws and rulings in each of the jurisdictions that the Company operates. Interim income tax expense is determined based on an estimate of the overall annual effective income tax rate which can vary due to the relationship of foreign and domestic earnings, state taxes and available deductions, credits and discrete items.

NOTE 16. EARNINGS PER SHARE

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net income attributable to STRATTEC SECURITY CORPORATION	$5,396	$1,506	$10,418	$6,693

Basic weighted-average shares outstanding	4,039	3,988	4,026	3,971
Effect of dilutive securities - employee stock compensation plan	46	29	41	25
Diluted weighted-average shares outstanding	4,085	4,017	4,067	3,996
Net earnings per share:
Basic	$1.34	$0.38	$2.59	$1.69
Diluted	$1.32	$0.37	$2.56	$1.67

Anti-dilutive shares excluded from the effect of dilutive securities	—	8,270	1,730	26,145

NOTE 17. RELATED PARTY

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

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Management fee expense	$2,488	$2,514	$7,284	$6,918
Net sales to ADAC	$1,604	$2,460	$5,227	$7,315

	March 30, 2025	June 30, 2024
Accounts receivable from ADAC	$754	$833
Accounts payable to ADAC	$6,538	$1,679

NOTE 18. STOCK-BASED COMPENSATION

The Company has granted service-based restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and non-employee directors under the STRATTEC SECURITY CORPORATION 2024 Equity Incentive Plan (“2024 Equity Incentive Plan”). Prior to October 2024, stock options and RSAs were granted under the Amended and Restated STRATTEC SECURITY CORPORATION Stock Incentive Plan (“Stock Incentive Plan”). Awards granted under the 2024 Equity Incentive Plan that expire or are canceled without delivery of shares become available for re-issuance. No additional grants will be made under the Stock Incentive Plan.

The number of shares of the Company's common stock authorized under the 2024 Equity Incentive Plan is 550,000. As of March 30, 2025, there were 435,742 shares available for future awards. No stock options were outstanding as of March 30, 2025.

Restricted Stock Awards

Shares of restricted stock granted under approved plans have voting rights, earn dividends and vest over a pre-determined period of time, up to three years from the date of grant. The fair value of restricted stock awards are based on the closing stock price on the date of grant. A summary of RSA activity follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance, June 30, 2024	79,325	$27.21
Granted	115,302	39.31
Vested	(48,963)	31.16
Forfeited	(16,525)	31.26
Nonvested balance, March 30, 2025	129,139	$36.00

As of March 30, 2025, there was $3.3 million of unrecognized compensation cost related to unvested restricted stock awards, which will be expensed over the remaining vesting period of approximately 1.2 years.

Performance Stock Units

As of March 30, 2025, 16,878 PSUs were outstanding which may be earned based on the achievement of certain financial metrics over the three year period ending June 27, 2027. The PSUs will vest ranging from 0% (for performance below threshold) to 200% (for performance above target) and continued employment. The fair value of PSUs was based on the closing stock price on the date of grant. The PSUs earn dividend equivalents during the vesting period while compensation expense is recognized over the service period when it is probable that the performance criteria will be met. As of March 30, 2025, there was $555,000 of unrecognized compensation cost related to unvested PSUs, which will be expensed over the remaining vesting period of approximately 2.2 years.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) (in thousands):

	Three Months Ended March 30, 2025
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, December 29, 2024	$17,146	$681	$17,827
Other comprehensive loss before reclassifications	77	—	77
Income tax	—	—	-
Net other comprehensive loss before reclassifications	77	—	77
Reclassifications:
Unrecognized net loss	—	(46)	(46)
Income tax	—	10	10
Net reclassifications	—	(36)	(36)
Other comprehensive loss (income)	77	(36)	41
Other comprehensive loss attributable to non- controlling interest	32	—	32
Balance, March 30, 2025	$17,191	$645	$17,836

	Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, December 31, 2023	$12,805	$1,073	$13,878
Other comprehensive income before reclassifications	(1,043)	—	(1,043)
Net other comprehensive income before reclassifications	(1,043)	—	(1,043)
Reclassifications:
Unrecognized net loss	—	(61)	(61)
Income tax	—	15	15
Net reclassifications	—	(46)	(46)
Other comprehensive income	(1,043)	(46)	(1,089)
Other comprehensive income attributable to non- controlling interest	(416)	—	(416)
Balance, March 31, 2024	$12,178	$1,027	$13,205

	Nine Months Ended March 30, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, June 30, 2024	$14,716	$973	$15,689
Other comprehensive loss before reclassifications	4,082	—	4,082
Income tax	—	—	-
Net other comprehensive loss before reclassifications	4,082	—	4,082
Reclassifications:
Unrecognized net loss	—	(421)	(421)
Income tax	—	93	93
Net reclassifications	—	(328)	(328)
Other comprehensive loss (income)	4,082	(328)	3,754
Other comprehensive loss attributable to non- controlling interest	1,607	—	1,607
Balance, March 30, 2025	$17,191	$645	$17,836

	Nine Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Benefit Plans	Total
Balance, July 2, 2023	$13,028	$1,166	$14,194
Other comprehensive income before reclassifications	(1,408)	—	(1,408)
Net other comprehensive income before reclassifications	(1,408)	—	(1,408)
Reclassifications:
Unrecognized net loss	—	(182)	(182)
Income tax	—	43	43
Net reclassifications	—	(139)	(139)
Other comprehensive income	(1,408)	(139)	(1,547)
Other comprehensive income attributable to non- controlling interest	(558)	—	(558)
Balance, March 31, 2024	$12,178	$1,027	$13,205

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

Current Business Update

In conjunction with a change in leadership in 2024, we are in the process of developing a strategy to strengthen the Company’s profitability and deliver sustainable sales growth. We expect to improve our business with upgraded systems and processes and a focus on productivity and efficiencies in our manufacturing operations. We are reviewing our product portfolio, focusing on improving our working capital management and modernizing our support functions. We believe this optimized cost structure will allow us to capitalize on our technical engineering expertise, market leading positions and strong customer relationships to generate innovative solutions and predictable sales growth with new and existing customers.

Volatility in the North American automotive industry is driven by supply chain disruptions, global inflation, thinning labor availability, rising global commodity costs and a changing global trade and geopolitical climate. These macro conditions, coupled with changes in production volumes by OEMs in response to new vehicle consumer demand impact our sales and profitability levels. Based on recent third party industry projections, it is expected that North American light vehicle production will be flat over the next several years with fiscal 2026 OEM production levels forecasted to be down approximately 6-8%, with a recovery in fiscal 2027 and 2028. Lower near term North American light vehicle production estimates, which are subject to change, are a result of recent tariff uncertainties and related demand impacts. Despite short term market softening, we have delivered 5% year-to-date sales growth, the result of new program launches, pricing actions and increased volumes on the platforms we serve.

The United States government has recently announced additional tariffs on goods imported into the U.S. from numerous countries, with certain exemptions such as USMCA-compliant imports. In response, multiple nations have countered with reciprocal tariffs and other actions. Like other automotive suppliers, we source raw materials and components from a global supply chain with final assembly for our products completed in our Mexico operations. We ship approximately 65% of our sales (majority of which are USMCA compliant) to customer production sites in the United States, with the balance shipped to other countries. We continue to monitor the dynamic global trade environment and are taking actions to mitigate the cost impact of additional tariffs and understand any associated changes in customer demand and production build schedules. Prior to any mitigation efforts, we estimate that the annual impact of the incremental tariffs is a $9-$12 million increase in our cost of goods sold. Mitigation actions include, but are not limited to, changes in our global supply chain, pass through of costs to customers and changes in our logistics processes. However, our inability to enact these, and other mitigation actions, may have a material adverse impact on sales, earnings and liquidity (refer to Part II, Item 1A. Risk Factors in this Form 10-Q).

Given our operations in Mexico, our financial results are impacted by labor inflation, the result of government mandated minimum wages, and we have exposure to changes in foreign currency exchange rates. We strive to mitigate the impact of these cost increases through supply chain and manufacturing efficiencies, strategic pricing and peso forward contracts. During fiscal 2025 we have taken actions to improve our cost structure, including the elimination of a shift in our Milwaukee operations and a restructuring of our Mexico operations. The restructuring activities are expected to generate approximately $5 million of annual cost reductions.

During the balance of fiscal 2025, we are focused on mitigating the impact of the additional tariffs, executing new initiatives to improve our cost structure, driving cash flow through improved asset and working capital utilization and securing new platforms to solidify future sales growth.

Analysis of Results of Operations

Three months ended March 30, 2025 (third quarter fiscal 2025) compared with the three months ended March 31, 2024 (third quarter fiscal 2024)

Third quarter fiscal 2025 net sales were $144.1 million, an increase of $3.3 million (2.3%) compared to the prior year third quarter. Net sales increased due to $2.5 million of price increases, favorable mix of $2.2 million and net new program launches of $1.6 million, which more than offset $3.0 million in lower sales volumes on existing platforms. Net sales to our customers in the third quarter were as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
General Motors Company	$40.9	$42.7	$(1.8)	(4.2%)
Ford Motor Company	32.5	30.8	1.7	5.5
Stellantis	21.0	18.5	2.5	13.5
Hyundai Motor Group (including Kia)	13.9	13.2	0.7	5.3
Tier 1 Customers	19.7	20.9	(1.2)	(5.7)
All Other Customers	16.1	14.7	1.4	9.5
	$144.1	$140.8	$3.3	2.4%

Meaningful drivers of the change in net sales for key customers are as follows:

•
General Motors Company net sales decreased 4% due to reduced shipments across all product categories, partially offset by the launch of a door handle program for the Equinox platform.
•
Ford Motor Company net sales grew 6% due to increased shipments and both increased content per platform and higher value content related to power tailgate and related latch products.
•
Stellantis net sales increased 14% primarily due to new key and lockset content on the Dodge Ram Heavy Duty truck platform.
•
Hyundai Motor Group net sales increased 5% due to higher demand and inventory destocking in the prior year for power access products on the Hyundai Staria platform.
•
Tier 1 customer sales decreased 6% due to reduced shipments of door handle products.

Third quarter fiscal 2025 gross profit was $23.1 million, compared to $14.7 million in the comparable prior year period. Gross profit margin improved year-over-year from 10.4% to 16.0% as a result of the strengthening of the US dollar, pricing actions, favorable product mix and improved leverage of our fixed cost structure.

	Three Months Ended
	March 30, 2025		March 31, 2024
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct material costs	$78.7	54.6%	$79.8	56.7%
Labor and overhead costs	42.3	29.0	46.3	32.9
Cost of goods sold	$121.0	84.0%	$126.1	89.6%

Gross Profit	$23.1	16.0%	$14.7	10.4%

Material costs decreased $1.1 million year-over-year on lower production levels and favorable product mix. Labor and overhead costs decreased $4.0 million year-over-year reflecting a $4.4 million benefit from changes in foreign currency exchange rates and a $1.1 million net reduction in manufacturing labor costs from lower headcount and related fringe benefit costs. Favorable changes in foreign currency exchange rates and lower labor costs more than offset the $1.3 million impact of merit and government mandated minimum wages increases in our Mexico operations and the $0.8 million increase in tariffs resulting from recent changes in U.S. regulations.

Engineering, selling and administrative expenses were $16.0 million in the third quarter of fiscal 2025, compared to $12.7 million in the prior year period. Increased expenses included $1.1 million of business transformation and restructuring costs, $1.2 million of incremental equity compensation and annual bonus expense and higher third party engineering spend of $0.4 million reflecting the timing of development projects.

Interest expense relates to outstanding borrowings under our joint venture credit facility and was $0.2 million in the current and prior year quarter.

Investment income increased to $0.5 million in the third quarter from $0.1 million in the prior year reflecting increased levels of cash and cash equivalents, which are invested in overnight money market funds.

Other expense, net was $0.02 million in the third quarter compared to $0.2 million in the prior year. The reduction was primarily due to changes in foreign currency exchange rates and gains or losses on peso forward contracts.

The effective income tax rate was 22.4% and 32.7% for the third quarter of fiscal 2025 and 2024, respectively. The effective tax rate for the third quarter of fiscal 2024 was impacted by a shift in our global earnings mix. The effective tax rate for both periods exceeds the U.S. federal statutory rate primarily because of the foreign rate differential, state income taxes, limitations on the utilization of foreign tax credits, non-deductible items and discrete items.

Nine months ended March 30, 2025 compared with the nine months ended March 31, 2024

Net sales in the nine months of fiscal 2025 were $413.1 million, an increase of $18.4 million, or 4.7% compared to the prior year period. Net sales growth was driven by $17.0 million of net new program launches as well as favorable mix. Additionally, higher production volumes on certain existing platforms and customer inventory builds increased sales by $3.0 million. Higher sales and $6.1 million of accretive pricing more than offset the benefit from the prior year period which had $9.9 million of one-time retroactive pricing recoveries. Net sales to our customers in the first nine months of fiscal 2025 were as follows (in millions):

	Nine Months Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
General Motors Company	$122.6	$119.7	$2.9	2.4%
Ford Motor Company	93.6	82.3	11.3	13.7
Stellantis	45.5	59.0	(13.5)	(22.9)
Hyundai Motor Group (including Kia)	42.9	33.2	9.7	29.2
Tier 1 Customers	58.4	57.1	1.3	2.3
All Other Customers	50.1	43.4	6.7	15.4
	$413.1	$394.7	$18.4	4.7%

Meaningful drivers of the change in net sales for key customers are as follows:

•
General Motors Company net sales increased 2% primarily due to overall volume increases for full size SUVs and pickups as well as new door handle volume for the Equinox EV, which were partially offset by several key and lockset programs ending.
•
Ford Motor Company net sales grew 14% mostly due to increased volumes and new tailgate and power end gate content on the Ford F-Series and Super Duty trucks.
•
Stellantis net sales declined 23% due to the combination of lower vehicle production volumes for several programs and the end of several passenger car programs, partially offset by new content on the Dodge Ram Heavy Duty truck platform.
•
Hyundai Motor Group net sales increased 29% due to higher demand for power sliding door products and an increase in OEM inventory levels.

Gross profit was $59.2 million in the first nine months of fiscal 2025, compared to $46.9 million in the comparable prior year period. Despite favorable one-time pricing recoveries in the prior year, gross profit margin improved year-over-year from 11.9% to 14.3% as a result of the strengthening of the US dollar, pricing actions and improved leverage of our fixed cost structure on higher sales volumes.

	Nine Months Ended
	March 30, 2025		March 31, 2024
	Millions of Dollars	Percent of Net Sales	Millions of Dollars	Percent of Net Sales
Direct material costs	$229.3	55.5%	$220.4	55.8%
Labor and overhead costs	124.6	30.2	127.4	32.3
Cost of goods sold	$353.9	85.7%	$347.8	88.1%

Gross Profit	$59.2	14.3%	$46.9	11.9%

Material costs increased $8.9 million year-over-year on higher production levels. Labor and overhead costs decreased $2.8 million year-over-year. Excluding the $10.6 million benefit from changes in foreign currency exchange rates, conversion costs increased $7.8 million due to higher sales volumes, a $3.1 million increase in Mexico labor costs, $1.2 million in increased tariff costs and increased provisions for annual bonus expense of $1.4 million, offset by a $1.8 million reduction in depreciation expense.

Engineering, selling and administrative expenses were $44.9 million in the first nine months of fiscal 2025, compared to $38.8 million in the prior year period. Increased expenses include additional executive transition costs of $1.1 million, $0.6 million of incremental equity compensation expense, increased annual bonus provision of $2.3 million and $1.1 million of restructuring charges. These cost increases were partially offset by lower third party engineering spend of $0.6 million.

Interest expense relates to outstanding borrowings under our joint venture credit facility and was $0.8 million and $0.7 million in the current year period and prior year period, respectively.

Investment income increased to $1.3 million in the current year period from $0.3 million in the prior year period reflecting increased levels of cash and cash equivalents, which are invested in overnight money market funds.

Other expense, net was $0.4 million in the current year period compared to other income, net of $0.8 million in the prior year. The change was primarily due to changes in foreign currency exchange rates and gains or losses on peso forward contracts.

The effective income tax rate was 24.6% and 25.7% for the current year and prior year period, respectively. The effective tax rate for both periods exceeds the U.S. federal statutory rate primarily because of the foreign rate differential, state income taxes, limitations on the utilization of foreign tax credits, non-deductible items and discrete items.

Liquidity and Capital Resources

At March 30, 2025, we had $62.1 million of cash and cash equivalents, of which $2.0 million was held by our foreign subsidiaries and $60.1 million was held domestically. Excess cash is held in money market funds. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Nine Months Ended
	March 30, 2025	March 31, 2024
Cash provided by operating activities	$41.5	$(7.2)
Cash used in investing activities	(4.2)	(4.1)
Cash provided by financing activities	0.1	—
Effect of exchange rate changes on cash	(0.7)	0.3
Net increase (decrease) in cash and cash equivalents	$36.7	$(11.0)

Cash flow from operations was $41.5 million for the nine months of fiscal 2025, compared to a use of cash from operations in the prior year period. Fiscal 2025 year-to-date cash flow from operations is the result of cash earnings and a $17.5 million reduction in working capital, including reduced purchasing and inventory levels on higher sales, recovery of pre-production costs and extended payment terms with our suppliers.

Net cash used in investing activities was $4.2 million during the first nine months of fiscal 2025 compared to $4.1 million in the prior year period. Capital expenditures to support new customer programs upgrades to our IT hardware and network environment and replacement and automation of manufacturing equipment were $4.2 million in the current year period compared to $6.1 million in the prior year period. The prior year also included $2.0 million in proceeds received from the sale of our interest in a previous joint venture.

Net cash provided by financing activities resulted from the sale of common stock under our employee stock purchase plan. In addition, during the first nine months of fiscal 2025, we borrowed and repaid amounts under the joint venture revolving credit agreement for short term cash requirements.

At March 30, 2025, there were no borrowings outstanding under the $40.0 million STRATTEC revolving credit agreement and $13.0 million outstanding under the $20.0 million joint venture revolving credit agreement. The Company was in compliance with all covenants under its credit facilities at March 30, 2025. We believe that the revolving credit line, combined with our existing cash and anticipated operating cash flows will be adequate to meet operating, debt service and capital expenditure funding requirements for the foreseeable future.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	March 30, 2025	PWC %	June 30, 2024	PWC %
Accounts Receivable, net	$109	19%	$99	17%
Inventory, net	76	13%	82	14%
Accounts payable	(73)	(13%)	(55)	(10%)
Net primary working capital	$112	19%	$126	22%

Despite higher accounts receivable on increased sales, a $6.1 million reduction in inventory levels and a $16.7 million increase in accounts payable drove the improvement in PWC% to 19% at the end of the third quarter of fiscal 2025.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Business Risks

Cross-border Trade Issues or Tariffs – Our operations are impacted by international or cross-border trade dynamics, particularly the import and export of products and goods into and out of the United States and trade tensions among nations. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the application of tariffs, and security-related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit and create shipping uncertainties. The imposition of non-tariff barriers, including localized content rules and government procurement restrictions, may further limit our ability to operate efficiently across borders.

We manufacture our products in Mexico and rely on a global supply chain to deliver raw materials and components that we need to manufacture our products. Our business benefits from certain free trade agreements, such as the United States-Mexico-Canada Agreement. However, recent shifts in trade policy have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the United States, which has created meaningful uncertainty. These changes may result in significantly increased production costs, pricing volatility and administrative complexity in determining country-of-origin compliance for automotive components.

Changes in U.S. trade relations with foreign countries involved in our business, including but not limited to Mexico, Canada, China, and European countries, could have a material effect on global economic conditions and significantly decrease global trade, which could adversely impact our production costs, purchased material costs, ability to compete, customer demand, short-term vehicle production levels and relationships with suppliers and customers. Should universal tariffs be implemented as initially announced in April 2025, we anticipate a significant adverse impact on our future costs, which could reduce profitability on certain of our products and have a material adverse effect on our results of operations, financial condition and cash flows. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope and nature of any tariffs and trade barriers that are implemented. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for further discussion of the impact of these tariffs.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no equity securities of STRATTEC SECURITY CORPORATION sold by STRATTEC SECURITY CORPORATION during the nine months ended March 30, 2025 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program on October 16, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 30, 2025, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. No shares were repurchased during the nine month period ended March 30, 2025.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—

(c) Trading Plans.

During the fiscal quarter ended March 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 Exhibits

(a)
Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-K filed on September 7, 2017)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 10-Q report filed on November 7, 2019)

3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Form 8-K report filed on October 21, 2021)

3.4	Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 23, 2024)

3.5	Amended By-Laws of the Company (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed on October 23, 2024)

31.1**	Rule 13a-14(a) Certification of Jennifer L. Slater, Chief Executive Officer

31.2**	Rule 13a-14(a) Certification of Matthew Pauli, Chief Financial Officer

32 (1)	18 U.S.C. Section 1350 Certifications

101

The following materials from STRATTEC SECURITY CORPORATION's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2025 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Income and Comprehensive Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

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

STRATTEC SECURITY CORPORATION (Registrant)

Date: May 9, 2025	By:	/s/ Matthew Pauli
Matthew Pauli
Senior Vice President,
Chief Financial Officer,
Treasurer and Secretary
(Principal Accounting and Financial Officer)