Form 10-K
period 2025-06-29
STRATTEC SECURITY CORP
filed 2025-08-25
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 29, 2025.

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 27, 2024 (the last business day of the Registrant’s most recently completed second quarter), was approximately $135,807,533 (based upon the last reported sale price of the Common Stock at December 27, 2024 on the NASDAQ Global Market).

On August 1, 2025, there were outstanding 4,161,334 shares of the Registrant’s $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Part III of this report incorporates information by reference from Registrant's Proxy Statement for the annual meeting of its shareholders to be held on October 15, 2025.

STRATTEC SECURITY CORPORATION

TABLE OF CONTENTS

June 29, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K for Strattec Security Corporation ("Strattec," "the Company," "we," "us," or "our"), statements that are not reported financial results or other historic information are "forward-looking statements." These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, income, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations. The use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "project" or "plan" or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

The Company’s operations and financial performance are subject to certain risks and uncertainties, including:

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
•
interruptions to our information security management systems and cybersecurity incidents could adversely affect our business, results of operations and financial condition; and
•
other matters including, but not limited to, the factors listed in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and the Company undertakes no obligation to update such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Strattec, which has a history serving the automotive industry for over 100 years, was incorporated as a stand-alone company in 1995. Our Milwaukee, Wisconsin headquarters oversees operations in the United States and Mexico for a global customer base. Since the Company’s inception, we have partnered with our customers to design and manufacture highly engineered products and solutions creating a broad range of innovative automotive access products. While primarily focused on key North American automotive original equipment manufacturers (“OEM”), we also provide our products globally to customers in both OEM and aftermarket channels. We believe that our engineering expertise, ability to deliver customized solutions and our quality and delivery performance are key advantages that differentiate the Company from its competitors and allow us to be a premier partner to our customers.

Products

As automotive vehicle security and safety demands continue to strengthen, our product portfolio is well positioned to meet our customers’ evolving needs. Our product offerings primarily relate to security and authorization solutions, as well as vehicle access systems.

Security and authorization products include mechanical and electronically enhanced locks and keys, fobs, passive entry passive start systems, digital key, steering column and instrument panel ignition lock housings and related solutions. We established our leading market position with North American automotive customers initially with our legacy mechanical locks and keys. Our flexible and responsive service and our deep relationships with our customers have allowed us to deliver these products both directly to our OEM customers and through our differentiated service in the aftermarket channel.

Our vehicle access product portfolio was derived from an acquisition in fiscal 2009 and includes power sliding doors, power tailgates and lift gate systems, as well as power deck lid systems. The products included in these highly-engineered systems include drivetrain mechanisms, complex latching mechanisms and electronic control units. These system offerings work together to provide our customers optimal performance through a deep understanding of mechanical, electrical and software architectures.

We have leveraged our know-how between our lock and key products and our vehicle access solutions to also develop user-interface control products, which include steering wheel switches, controllers, e-shifters and paddle switches.

We also provide door handles through our joint venture. These products leverage our deep manufacturing knowledge and understanding of automotive requirements to deliver high quality components, bringing together world-class injection mold and assembly capability with high quality paint processes.

All of our products are safety critical, powertrain agnostic and are applicable for internal combustion, plug-in/hybrid or electric vehicles. Applications we serve require robust engineering partnership during the vehicle design cycle, which is typically three to five years ahead of start of production. Our engineering team works closely with our customers during the design phase to ensure our products meet specific vehicle platform requirements. Once our products are designed into an application, we are well positioned as the incumbent supplier for the life of the vehicle due to the high degree of customization and vehicle platform certification. We believe this is one of the reasons our products are rarely changed during a platform lifecycle which, in the case of the North American automotive industry, typically lasts five to seven years.

Across our product lines, we have built strong platform and system competencies, including software development. This approach enables us to leverage our software and component technical capabilities to move with speed and agility and provide better package flexibility for easier integration into a variety of platforms for our customers. For example, we have elevated our key fob business with our digital key product which leverages our system and software capability to meet increasing security, software and packaging architecture needs. Our power access solutions products are designed from a core platform approach that allows us to leverage carry-over components within a system to move faster through the design phase and provide optimal package flexibility while meeting increasing vehicle safety and security needs.

We believe we are at the forefront of emerging technology, collaborating with OEM product development and purchasing groups to provide cost-effective innovative solutions to the challenges facing our customers.

Customers

We are a direct supplier to automotive and light truck OEMs, as well as other transportation industry OEMs. Our product mix varies by customer, with most customers sourcing multiple product categories from us.

Direct sales to various OEMs (including Tier 1 suppliers) represented approximately 90% of our total sales for both fiscal 2025 and 2024. The remainder of our sales are to the OEM service channels, the aftermarket and sales of certain products to non-automotive customers.

A significant portion of our annual sales are to General Motors Company, Ford Motor Company, and Stellantis. The products sold to these customers are model specific, fitting only certain defined applications. As such, we are highly dependent on these customers' ability to produce and sell vehicles which utilize our products.

Sales to our customers are coordinated through direct sales personnel and supported by our program managers, application engineers and other product engineering personnel. In addition, we distribute our components and security products to the automotive aftermarket through authorized wholesale distributors, as well as other marketers and users of component parts. Our sales are generally based upon purchase orders issued by the OEMs and updated for volume adjustments through production releases. As such, we do not have a firm and definitive backlog of orders. Once awarded to supply products for a particular platform, we typically support those products for the life of the vehicle, which is normally five to seven years, though this term is not guaranteed. When we are the incumbent supplier for a given platform, we believe we have a competitive advantage in winning the replacement platform, although, future awards are not guaranteed.

Product Engineering Focus

Our product engineering activities, including research and development, are an essential part of our efforts to develop new or improved innovative products. Our product engineering, including the development of customized customer solutions, is accomplished in both the United States and Mexico. The development of new products, or enhancements to existing products, are the result of collaboration with customers. Our engineers and program managers follow a formalized product development process to streamline development and identify market requirements. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership and enhance our ability to provide customers with unique customized solutions and products. We specialize in system, mechanical, electrical and software engineering and have advanced modeling and testing capabilities that allow us to meet the design and timing requirements from our customers.

Patents, Tradename and Other Intellectual Property

The development of new or improved technologies is critical to the execution of our business strategy. Currently-owned patents and patents obtained for new or improved technologies form an important basis for the Company's success and underpin the success of our research and development efforts. We have a policy of seeking patents on new products and improvements when appropriate.

We also rely upon trade secret protection for our confidential and proprietary information. We maintain confidentiality agreements with our customers and key executives. In addition, we enter into confidentiality agreements with select suppliers, consultants and employees as appropriate to evaluate new products or business relationships relevant to our success.

Intellectual property is of considerable importance to the manufacturing, marketing and sale of our products. However, we do not consider any single patent, trademark or other intellectual property to be material to our business as a whole, except for the Strattec tradename.

Operations

Substantially all of our products are manufactured at the facilities we own in the United States and Mexico. Many of the components used in our products are manufactured in our facility in Milwaukee, Wisconsin, which specializes in die casting, stamping and plating operations. We also operate in three production facilities in Juarez, Mexico. These facilities assemble finished products and have plastic injection molding capabilities, as well as printed circuit board manufacturing capability. Finally, our operations in our Leon, Mexico facility include plastic injection molding operations, a custom paint system and assembly operations.

Seasonal Nature of the Business

Our principal operations are directly related to the automotive industry. Consequently, we have historically experienced seasonal fluctuations to the extent that automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers and in December when many customer plants close for the holidays. Fluctuation has also occurred, in recent years when global light vehicle production, inventory and consumer demand all experienced extreme dislocations from historic norms due to the global COVID-19 pandemic. Post-pandemic, global light vehicle production has continued to be negatively impacted by widespread supply chain disruptions, limiting new vehicle manufacturing. Seasonality of production has normalized since 2023, however total production volume has remained below pre-pandemic levels.

Served Customer Vehicles

Our product solutions can be found on over 90 different customer vehicles, including electric (EV), plug-in/hybrid, and internal combustion engine platforms. Key vehicle platforms include, but are not limited to, the following:

Acura MDX	Chevrolet Express Van	Hyundai Staria
Acura RDX	Chevrolet S-10	Jeep Commander
Acura ZDX	Chevrolet Silverado & Silverado HD	Jeep Compass
Aston Martin AMR24	Chevrolet Spin	Jeep Gladiator
Aston Martin DB 12	Chevrolet Suburban	Jeep Grand Cherokee
Aston Martin DBS	Chevrolet Tahoe	Jeep Meridian
Aston Martin DBX	Chevrolet Trail Blazer	Jeep Recon
Aston Martin Valhalla	Chevrolet Traverse	Jeep Wagoneer
Aston Martin Valkyrie	Chevrolet Trax	Jeep Wrangler/Wrangler Unlimited
Aston Martin Valour	Chrysler Pacifica	Kia Carnival
Aston Martin Vantage	Dodge Charger	Lincoln Aviator
Audi Q5	Dodge Durango	Lincoln Corsair
BMW X7	Dodge Hornet	Lincoln Navigator
Brightdrop EV400	Ford Bronco Sport	Ram 1500 Classic Pickup
Brightdrop EV600	Ford Escape	Ram 1500 Pickup
Buick Enclave	Ford Expedition	Ram HD Pickup
Buick Envista	Ford Explorer	Ram REV Pickup
Cadillac ATS	Ford F-150 Lightning	Volkswagen Jetta
Cadillac Celestiq	Ford Focus	Volkswagen Tiguan
Cadillac CT4	Ford F-Series Pickup	Volvo EX90
Cadillac CT5	Ford F-Series Super Duty Pickup	Volvo Heavy Truck
Cadillac Escalade	Ford Maverick Pickup	Volvo Polestar 3
Cadillac Escalade IQ	Ford Mustang
Cadillac Lyriq	Ford Mustang Mach-E
Cadillac Optiq	Ford Ranger Pickup
Cadillac Vistiq	GMC Acadia
Cadillac XT4	GMC Canyon
Cadillac XT5	GMC Hummer
Cadillac XT6	GMC Savana
Chevrolet Blazer	GMC Sierra & Sierra HD
Chevrolet Bolt	GMC Sierra Pickup
Chevrolet Cobalt	GMC Terrain
Chevrolet Colorado	GMC Yukon and Yukon XL
Chevrolet Corvette	Honda Odyssey
Chevrolet Corvette E-Ray	Honda Passport
Chevrolet Equinox	Honda Prologue

Raw Material Costs and Availability

We source materials and components from a network of global suppliers. Our primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum, plastic resins, semiconductor chips and other electronics. These materials are generally available from a number of suppliers and are subject to price fluctuations. We believe our sources for raw materials are reliable and adequate for our needs. In the normal course of business, we do not carry substantial inventories of these raw materials in excess of levels reasonably required to meet our near-term production requirements.

Competition

We compete with domestic and foreign competitors based on product design, engineering support, quality, delivery and price. While the number of direct competitors in our product markets is currently relatively small, automotive OEMs actively encourage competition between potential suppliers. We compete for business principally based on of quality, technical support, program management, innovation and aftermarket support.

Our competitors include Aisin, Alpha-Tech, Brose, Continental, Edscha, Gecom, Honda Lock, Huf North America, Inteva, JNS Auto Parts, Kiekert, Magna, Marquardt, MinbeaMitsumi, Mitsuba, Novares, Ohi, PHA Automotive, Shin Chang, Stabilus, Tokai-Rika, Ushin, and Valeo.

Human Capital Management

Our employees, coupled with our ability to attract, retain and develop talent, are critical to our business strategy and success. Our human capital strategy is focused on developing a creative and open working environment and developing the right skill sets to advance our culture and unlock innovation and growth. We also strive to develop talent for critical roles and leadership positions, reward and support associates through competitive compensation and benefits, and promote the health and safety of our employees. At June 29, 2025, we had 2,848 associates including 417 in the United States, 2,425 in Mexico and 6 in other countries. We have two facilities with union representation, which covers 9.4% of our employees, including our Milwaukee, Wisconsin location (contract expires November 1, 2025) and Leon, Mexico location (contract expires April 8, 2026). In recent years, we have not experienced any significant work slowdowns, stoppages or other labor disruptions.

Executive Officers of Registrant

Our executive officers as of June 29, 2025, together with their ages, positions, and business experience are below:

Name	Age	Current Position
Jennifer Slater	51	President and Chief Executive Officer
Matthew Pauli	47	Senior Vice President, Chief Financial Officer
Rolando Guillot	57	Senior Vice President, Chief Operating Officer
Richard Messina	58	Senior Vice President, Chief Technology Officer
Chey Varto	55	Senior Vice President, Chief Commercial Officer

Jennifer Slater has served as our President and Chief Executive Officer, and as a Director, since July 2024. Prior to joining Strattec, Ms. Slater was Executive Vice President and General Manager, Performance Sensing, of Sensata Technologies, Inc. (NYSE: ST), a global industrial technology company, from April 2024 through June 2024. She also held the position of Senior Vice President, Automotive & Aftermarket, at Sensata from April 2023 to April 2024; and Vice President and General Manager of Sensata's Heavy Duty and Off-Road business from September 2022 through March 2023. Prior to her time with Sensata, Ms Slater held the position of Group Vice President and General Manager, Global OE and Products, at Clarios, LLC from 2019 to September 2022. Ms. Slater serves as a director of Valvoline Inc. (NYSE: VVV), a retail automotive services company; she was first elected in July 2022.

Matthew Pauli has served as our Senior Vice President, Chief Financial Officer since November 2024. With over 25 years of financial expertise, he previously served as Chief Financial Officer of CentroMotion, a global manufacturer of highly engineered products serving the transportation and other industrial markets. Earlier in his career, Mr. Pauli held senior finance roles at Enerpac (NYSE: EPAC), including Corporate Controller/Chief Accounting Officer, and VP of Finance after starting his career at Ernst & Young.

Rolando Guillot has served as our Chief Operating Officer since March 2023. Prior to that he was Senior Vice President - Operations since 2016. Mr. Guillot joined Strattec in September 1996 and will be retiring in September 2025.

Richard Messina has served as our Senior Vice President - Global Engineering since January 2020 and Chief Technology Officer since May 2023. Prior to that, Mr. Messina served as our Vice President - Global Sales and Access Control Products from 2013 until 2023. Mr. Messina began his career with Strattec in August 2008 and has held various management positions overseeing engineering and product development. Prior to joining Strattec, Mr. Messina was a Chief Engineer for Delphi Corporation.

Chey Varto has served as our Senior Vice President, Chief Commercial Officer since November 2024. She previously served as Chief Commercial Officer at Vayan Group, a leading provider of quality assurance solutions for automotive OEMs. Prior to that, she held leadership roles at Clarios, JD Norman Industries, and GST AutoLeather. She began her career at Lear Corporation where she advanced through roles of increasing responsibility.

Available Information

We maintain our corporate website at www.strattec.com and make available, free of charge, our Code of Business Ethics, and reports that we file with the Securities and Exchange Commission. We are not including all the information contained on or made available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Investors and readers should carefully consider each of the risks, assumptions, uncertainties and other factors described below and elsewhere in this Annual Report, as well as any amendments or updates reflected in subsequent filings with the Securities and Exchange Commission. We believe these risks, assumptions, uncertainties and other factors, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

Business Risks

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share

In fiscal 2025, our three largest customers, General Motors Company, Ford Motor Company and Stellantis, accounted for 29%, 23% and 12%, respectively, of our annual sales, compared to 30%, 21% and 14%, respectively, in fiscal 2024. The contracts with these customers provide for meeting the customer’s requirements for a particular vehicle model with our products. The contracts do not specify a quantity of parts to be supplied over the life of the vehicle, which averages approximately four to five years. Components for certain customer models may also be “market tested” annually. Therefore, the loss of any one of these customers, the early cancellation or breach by either party of a contract for a specific vehicle model, a reduction in vehicle content, the early cancellation of a specific vehicle model, technological changes or a significant reduction in demand for certain models could occur, and if so, could have a material adverse effect on our existing and future revenue, operating results, financial condition and cash flows.

We also make investments in machinery and equipment used exclusively to manufacture products for specific customer programs. This machinery and equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets.

Production Slowdowns by Customers

Our business depends on, and is directly affected by, the global automobile industry. Our major customers and many of their suppliers can be significantly impacted by unfavorable global economic and industry conditions. In the past, many of our major customers have instituted production cuts and shuttered plants in light of these unfavorable conditions which adversely impacts demand for our products during these slowdowns and shutdowns. While production has increased and plants have reopened after these events, any additional economic slowdowns, global conflicts, pandemics or part supply shortages could bring about new production cuts which could have a material adverse effect on our revenue, operating results, financial condition and cash flows. Furthermore, uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. We cannot be certain of the severity and length of the continued volatility in the global automotive market, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition, and business in the long term.

Cross-border Trade Issues and Tariffs

Our operations are impacted by international or cross-border trade dynamics, particularly the import and export of products and goods into and out of the United States. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the application of tariffs, and security-related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit and create shipping uncertainties. The imposition of non-tariff barriers, including localized content rules and government procurement restrictions, may further limit our ability to operate efficiently across borders.

We manufacture our products in Mexico and rely on a global supply chain to provide raw materials and components that we need to manufacture our products. Our business benefits from certain free trade agreements, such as the United States-Mexico-Canada Agreement ("USMCA"). However, recent shifts in trade policy have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the United States, which has created meaningful uncertainty. These changes may result in significantly increased production costs, pricing volatility and administrative complexity in determining country-of-origin compliance for automotive components.

In addition to potential increases in customs duties and tariffs in the United States and other countries, the USMCA is subject to renewal in 2026. There can be no assurance that the USMCA will be renewed or, if renewed, any newly negotiated terms in the USMCA will not adversely affect our business. Also, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.

Changes in U.S. trade relations with foreign countries involved in our business, including but not limited to Mexico, Canada, China, and European countries, could have a material effect on global economic conditions and significantly decrease global trade, which could adversely impact our production costs, purchased material costs, ability to compete, customer demand, short-term vehicle production levels and relationships with suppliers and customers. The ultimate impact of changes to tariffs and trade barriers will depend on a number of factors that are not yet known or are subject to change, including the timing, amount, scope and nature of any tariffs and trade barriers that are implemented.

Highly Competitive Automotive Supply Industry

The automotive component supply industry is highly competitive. New business is typically awarded to the supplier offering the most favorable combination of technological innovation, quality, delivery and price. There can be no assurance that we will be able to compete successfully with the products of our competitors. Our competitors' efforts to grow market share could exert downward pressure on our product pricing and margins. Vertical integration by competitors and customers, as well as within our supply chain, could complicate and impact sourcing decisions by our customers and adversely affect our sales. Some of our competitors may have larger customer bases and significantly greater financial, technical, and marketing resources than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products. Increased competition could put additional pressure on us to reduce prices or take other actions, which may have an adverse effect on our business, sales, financial condition and results of operations. We may also lose significant customers or lines of business to competitors.

Cyclicality and Seasonality in the Automotive Market

Historically, our operating results have fluctuated by quarter based on the ebbs and flows of automotive vehicle production levels. The automotive market is cyclical and is dependent on consumer spending, on the availability of consumer credit, interest rates, fuel prices, consumer preference and confidence, and to a certain extent, on customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production, could adversely impact our financial results.

Market Acceptance of New or Enhanced Products

The growth of the Company's business will be dependent on the demand for innovative products. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging software technologies, including hybrid and electric vehicle advances. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models by our customers. New model development generally begins two to five years prior to the marketing of such new models. The failure to obtain new business on new vehicle models or to retain or increase business on redesigned existing models could result in reduced net sales. In addition, we may incur significant product development expenses in preparing to meet anticipated customer requirements which may not be recovered.

Joint Ventures

Certain of our operations are conducted through a joint venture with ADAC Automotive. With respect to our joint venture, we may share ownership and management responsibilities with a partner that may not share our goals and objectives. Operating a joint venture requires us to manage the business pursuant to the terms of the agreement that we entered into in fiscal 2007 with our partner, which may require additional organizational formalities, as well as the sharing of information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, the ability to enforce such obligations, conflicts arising between us and our partner, a change in the ownership of any of our partners and a reduced ability to control compliance with applicable rules and regulations. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrence could adversely affect our financial condition, operating results and cash flows.

Operational Risks

Shortages, Increases in Costs, or Other Restrictions on the Availability of Raw Materials or Components Supply

If any of our customers experience a material supply shortage, either directly or as a result of supply shortages at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experiences a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source. Such disruptions may arise due to any number of issues including catastrophic events such as natural disasters, global pandemics, war, rapid increases in demand, or unforeseen economic challenges like prolonged inflation or elevated interest rates. These shortages could impact our ability to meet production schedules for key products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

During recent fiscal years, we have experienced higher costs on raw materials and purchased components, as well as freight costs. The continuation or renewal of these cost increases could have a material adverse effect on our future revenue, financial results, financial condition and cash flows.

In order to manage and reduce the costs of purchased goods and services, we have been rationalizing and consolidating our supply base. As a result, there is greater dependence on fewer sources of supply for certain components and materials used in our products. We consider the production capacities and financial condition of suppliers in our selection process, and expect them to meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials, labor disputes or other problems will not result in any shortages, cost increases, or other restrictions on the availability of raw materials or components supplied to us.

Foreign Operations

We operate manufacturing operations in Mexico. As these operations continue to expand, their success will depend, in part, on our ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

Cyber Vulnerability

In the ordinary course of business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our internal data centers, cloud services and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative artificial intelligence. Despite our security measures, our information technology and infrastructure, as well as that of our partners, customers and suppliers, may be vulnerable to malicious attacks, breaches or system failures due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operation failure would compromise our networks or that of our business partners, customers or suppliers, and the information stored could be accessed, publicly disclosed, lost or stolen, cause transaction processing errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacturing or shipment of products, or other business disruptions. Such access or other loss of information could result in legal claims or proceedings, regulatory fines or penalties, disruption in our operations, damage to our reputation, loss of confidence in our products and services, increased costs, or the loss of assets, any of which could have a negative impact on our business, results of operations, financial condition and cash flows.

In addition, as security threats, cybersecurity, data privacy and protection laws and regulations continue to evolve and increase in terms of sophistication, we may be required to or choose to invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations.

Qualified Personnel

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

Disruptions Due to Work Stoppages and Other Labor Matters

Our major customers and many of their suppliers have unionized workforces. Work stoppages or slowdowns experienced by our customers or their suppliers could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles. A material work stoppage experienced by one or more of our customers or suppliers could have an adverse effect on our business and financial results.

In addition, all production associates at our Milwaukee facility are unionized. The current contract with our Milwaukee unionized associates is effective through November 1, 2025. We also have unionized associates at our Leon, Mexico facility. The current contract with our Leon unionized associates is effective through April 8, 2026. We may encounter labor disruption and we may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business, financial results, financial condition and cash flows.

Climate Change and Environmental, Social, and Governance (ESG) Matters

Natural disasters or extreme weather conditions resulting from global climate change could lead us, our customers or our suppliers to experience disruptions in operations or disruptions in the availability of key components, which could lead to a material adverse impact on our results of operations, financial condition and cash flows. We could also experience adverse impacts to our financial condition due to volatility in the cost or availability of capital, difficulty obtaining new business or entering into new supplier relationships, a possible loss of market share on our current product portfolio, fines and penalties or difficulty attracting and retaining a skilled workforce.

Further, various stakeholders, including customers, suppliers, lenders, regulators, investors and those in the workforce, are increasing their expectations for businesses to do more to combat global climate change and its impact, and to conduct their operations in an environmentally sustainable manner with appropriate oversight by senior leadership. A failure to respond to the expectations and initiatives of our stakeholders could result in damage to our reputation and relationships with various stakeholders.

In addition to the increased stakeholder focus on climate change, customer, investor, and employee expectations in sustainability have been rapidly evolving and increasing. The enhanced stakeholder focus on sustainability requires continuous monitoring of various and evolving regulations and standards and their associated requirements. Our failure, or that of our supply base, to adequately meet stakeholder expectations may result in, among other things, the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent that could adversely affect our business, financial condition or results of operations.

Financial Risks

Financial Distress of Automotive Supply Base

Unfavorable global, economic or industry conditions could result in the financial distress of the automotive supply base. Severe distress could lead to automotive suppliers filing for bankruptcy protection or ceasing operations. Such conditions may require us to provide financial assistance or other measures to ensure uninterrupted production. These conditions could have a material adverse effect on our existing and future revenues, financial results, financial condition and cash flows.

Cost Reduction

There is continuing pressure from our major customers to reduce the prices we charge for our products. This requires us to continually generate cost reductions, including reductions in the cost of components purchased from outside suppliers. If we are unable to generate sufficient production cost savings in the future to offset pre-programmed price reductions or additional price reduction demands, our gross margin and profitability will be adversely affected.

Currency Exchange Rate Fluctuations

We have manufacturing operations in Mexico, and as a result, a portion of our manufacturing costs are incurred in Mexican pesos. Therefore, fluctuations in the U.S. dollar/Mexican peso exchange rate may have a material effect on our profitability, cash flows and financial position and may significantly affect the comparability of our results between financial periods. Any depreciation in the value of the U.S. dollar in relation to the value of the Mexican peso will adversely affect the cost of our Mexican operations when translated into U.S. dollars.

Program Volume and Pricing Fluctuations

We incur costs and make capital expenditures for new program awards based upon certain estimates of production volumes over the anticipated program life for certain vehicles. While we attempt to establish the price of our products to account for variations in production volumes, if the actual production of certain vehicle models is significantly less than planned, our net sales and net income may be adversely affected. We cannot predict our customers’ demands for the products we supply either in the aggregate or for particular reporting periods.

Existing Indebtedness and Ability to Access Capital Markets

From time to time we have relied on our existing credit facilities to provide us with adequate working capital to operate our business and fund our capital expenditures, including any expansion initiatives. Escalation of any global inflationary pressures on our operating results may impact our ability to satisfy our lending covenants in the short term. Additionally, we cannot provide assurance that we will be able to refinance, extend the maturity of, or otherwise amend the terms of our existing credit facilities, or that any refinancing, extension, or amendment will be on terms favorable to us or even on commercially reasonable terms. If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities. Moreover, new credit facilities resulting from any refinancing of our existing facilities could have a significantly higher rate of interest and greater borrowing costs than our existing facilities. We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements. If we are not able to maintain our borrowing availability under our credit facilities it may have a negative impact on our business, results of operations, financial condition and cash flows.

Legal and Regulatory Risks

Intellectual Property

We own intellectual property, including patents, trademarks, copyrights, and trade secrets, that are of importance to our business, in the aggregate. Our intellectual property plays an important role in maintaining our competitive position in the markets we serve. We may directly or through a supplied component utilize intellectual property in its products that requires a license from a third-party. While we believe that such licenses generally can be obtained by us, or supplier if a supplied component, we may not be able to obtain the necessary licenses on commercially acceptable terms or at all. Failure by us or our suppliers to obtain the right to use third-party intellectual property could preclude us from selling certain products, and developments or assertions by or against us relating to intellectual property rights, could have materially adverse effects on our business, operating results, financial condition, and cash flow.

Environmental, Safety and Other Regulations

We are subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include, among others, the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We believe that our existing environmental management system is adequate for current and anticipated operations.

An environmental liability was established in 1995 for estimated costs to remediate an environmental matter impacting a portion of our Milwaukee facility. The contamination occurred in 1985 and, after initial remediation, is being monitored in accordance with federal, state and local requirements. Failure to comply with environmental regulations could result in fines, penalties, and legal liabilities, as well as damage to our reputation. Additionally, changes in environmental laws and regulations or in the enforcement of existing laws and regulations could result in increased compliance costs in excess of our existing liability or additional operating restrictions, which could adversely affect our business, financial condition, and results of operations.

Income Taxes

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly subjective. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes. Failure to comply with these tax laws and regulations could result in significant penalties, fines, and interest charges. Additionally, changes in tax legislation or tax rates, including changes in the interpretation or enforcement of existing tax laws, could adversely affect our financial condition and results of operations.

Warranty Claims

We are exposed to warranty claims in the event that our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. We are engaged in ongoing discussions with our customers regarding warranty information and potential claims. The results of these discussions could result in additional warranty costs in future periods. Depending on the nature of and the volume of vehicles involved in the potential warranty claims, these costs could be material to our financial statements. As additional information becomes available, actual warranty results may differ from recorded reserves or we may need to record additional warranty provisions. If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations, financial condition and cash flows.

Other Legal Proceedings

We are involved in various legal and regulatory proceedings and claims that, from time to time, may be significant. These are typically claims that arise in the normal course of business, including, without limitation, commercial or contractual disputes, including disputes with our customers, suppliers or competitors, intellectual property matters, personal injury claims, environmental matters, tax matters, employment matters and antitrust matters. No assurances can be given that such proceedings and claims will not adversely affect our financial condition, operating results and cash flows.

Other Risks

Pandemics, Epidemics and Infectious Disease Outbreaks

Pandemics or disease outbreaks have disrupted, and may continue to disrupt, the global economy. Because we and our suppliers manufacture products in facilities around the world, we may be vulnerable to an outbreak of infectious disease in the regions in which we, or our customers or suppliers, operate. The effects of infectious disease outbreaks have included and may continue to include disruptions or restrictions on our ability to travel, our ability to manufacture our affected products and our ability to ship these affected products to customers as well as disruptions that have and may continue to affect our key customers and suppliers, including those in these regions or other affected regions of the world, including in the United States, Mexico, China and neighboring countries. Current and future disruption of our ability to manufacture or distribute our products or of the ability of our customers to take orders of our products or our suppliers to deliver key raw materials on a timely basis could have a material adverse effect on our sales levels, pricing for raw materials and components and our operating results. In addition, future outbreaks of contagious diseases in the human population could result in a widespread health crisis that adversely affects the economies and financial markets of many countries (including those where we operate or where our products are ultimately used), resulting in an economic downturn that could affect demand for our products and impact our operating results.

Geopolitical Instability

We are currently operating in a period of geopolitical instability, which has significantly contributed to economic uncertainty, capital market disruption and supply chain interruptions in the U.S. and global markets. While the length and impact of the ongoing global conflicts are unpredictable, they could lead to further market disruptions, including supply chain interruptions and significant volatility in commodity prices, and in credit and capital markets. The ongoing conflicts have led to sanctions and other penalties being levied by the U.S., the EU, and other countries. Additional potential sanctions and penalties have also been proposed. These global conflicts, as well as future geopolitical conflicts, could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially further disrupting the supply chain for necessary components and raw materials used by us or our customers in producing product. Any of the foregoing factors could have a material adverse effect on our business, operating results, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Governance

The Company conducts regular assessments of cybersecurity risks both internally and with third party assistance Information Technology Director reports on the results of these assessments and corresponding recommendations to the full Board of Directors at least annually. We use the National Institute of Standards and Technology ("NIST") framework to regularly assess the threat landscape and support a cybersecurity strategy based on prevention, detection and mitigation. In general, the Company seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving confidentiality, managing data security and availability and effectively responding to cybersecurity incidents when they occur. Management's philosophy on cybersecurity is to be vigilant in protecting the Company through investments in tools and employee awareness to aid in the prevention, detection and mitigation of cyber threats, while recognizing that not all threats are preventable.

The Company's Information Technology Director and Chief Financial Officer, along with cybersecurity personnel on their respective teams, are responsible for developing cybersecurity programs, as may be required by applicable law or regulation. Our cybersecurity personnel have the appropriate expertise in IT and cybersecurity, which generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience.

Risk Management and Strategy

Among other best practices, we use multi-factor authentication wherever possible for external access to systems, assess and update current versions of security solutions, perform annual cybersecurity training and email phishing campaigns for employees, use third parties to perform external penetration testing, and maintain disaster recovery and incident response plans. We employ a combination of methods to monitor for new or developing cybersecurity risks. Incidents, if any, are escalated to management and the Board according to our incident response policy. Through these processes, we did not identify risks from current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

ITEM 2. PROPERTIES

We have five manufacturing plants, one warehouse, and two sales offices. We believe these facilities are well maintained and in good operating condition and are sufficient to meet our current needs. These facilities are described as follows:

Location	Type	Sq. Ft.	Owned or Leased
Milwaukee, Wisconsin	Corporate headquarters and manufacturing	345,123	Owned
Juarez, Chihuahua Mexico	Manufacturing	169,926	Owned
Juarez, Chihuahua Mexico	Manufacturing	77,527	Owned
Juarez, Chihuahua Mexico	Manufacturing	114,841	Owned
Leon, Mexico	Manufacturing	130,532	Owned
El Paso, Texas	Distribution warehouse	114,715	Leased	**
Auburn Hills, Michigan	Sales and engineering	62,736	Owned
Seoul, South Korea	Sales and engineering	2,859	Leased	**

** Leased unit within a complex.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we may be involved in various legal proceedings. We do not believe we are currently involved in any claim, action or proceeding of which the ultimate disposition would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “STRT.”

Registered shareholders of record at June 29, 2025, were 756. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the accompanying audited consolidated financial statements and notes.

Business Overview

Strattec Security Corporation is a leading global manufacturer and provider of highly engineered advanced automotive access and security products and solutions. Products include locks & locksets, vehicle start systems, engineered latches, power access solutions, door handles, keys & fobs and other vehicle access products. While the Company serves major automotive OEMs globally, the majority of sales are to the three largest automobile original equipment manufacturers in North America.

Current Business Update

Our financial results for fiscal 2025 represented a significant improvement over prior year and included $565.1 million in sales (+5.1% increase year-over-year) and $18.7 million in net income attributable to Strattec (or $4.58 per share compared to $4.07 per share in the prior year). Cash flow from operations also increased year-over-year from $12.2 million in fiscal 2024 to $71.7 million in fiscal 2025. As we look forward and navigate macroeconomic challenges and fluctuating OEM production volumes, our operational discipline, product portfolio refinement, and cost control measures position us to continue to drive long-term shareholder value.

Market Demand

Volatility in the North American automotive industry is driven by supply chain disruptions, global inflation, thinning labor availability, rising global commodity costs and a changing global trade and geopolitical climate. These macro conditions, coupled with changes in production volumes by OEMs in response to new vehicle consumer demand, impact our sales and profitability levels. We delivered 5% sales growth in fiscal 2025, the result of new program launches, pricing actions and increased volumes on the platforms we serve. However, based on recent third party industry projections, it is expected that North American light vehicle production will be flat over the next several years with fiscal 2026 OEM production levels forecasted to be down approximately 5-6%, with a recovery in fiscal 2027 and 2028. Lower near term North American light vehicle production estimates, which are subject to change, are a result of recent tariff uncertainties and related demand impacts, coupled with a lower number of scheduled new platform launches by our addressable customers.

Trade Environment & Tariffs

In the second half of fiscal 2025 the United States government announced broad tariffs on goods imported into the U.S. from numerous countries, with certain exemptions such as USMCA-compliant imports. In response, multiple nations have countered with reciprocal tariffs and other actions. Since that time, reciprocal tariffs have continued to evolve and the fact pattern remains uncertain. Like other automotive suppliers, we source raw materials and components from a global supply chain with final assembly for our products completed in our Mexico operations. We ship approximately 65% of our sales (the majority of which are USMCA compliant) to customer production sites in the United States, with the balance shipped to other countries. We continue to monitor the dynamic global trade environment and are taking actions to mitigate the cost impact of additional tariffs and understand any associated changes in customer demand and production build schedules. Prior to mitigation efforts, we estimate that the annual impact of the recently enacted tariffs as of August 2025 is a $5 -$7 million increase in our cost of goods sold. We have already mitigated a majority of the cost increase through changes in our global supply chain, pass through of costs to customers and changes in our logistics processes. We will continue to pursue commercial recoveries in an effort to fully offset the cost increase.

Global Conditions

Due to our operations in Mexico, our financial results are impacted by labor inflation, the result of government mandated minimum wages, and we have exposure to changes in foreign currency exchange rates. We strive to mitigate the impact of these cost increases through supply chain and manufacturing efficiencies, strategic pricing and peso forward contracts. During fiscal 2025 we have taken actions to improve our cost structure, including a restructuring of our Milwaukee and Mexico operations. The restructuring activities are expected to generate approximately $5 million of annual cost reductions.

Business Transformation

Our strategic priority is to execute on a business transformation to strengthen the Company’s profitability and deliver sustainable sales growth. We expect to improve our business with upgraded systems and processes, modernization of our support functions and a focus on productivity and efficiencies in our manufacturing operations. We believe this will result in an optimized cost structure and consistent cash generation through improved working capital velocity and efficient asset utilization. In the short term, cash generated from our operations will be reinvested in our business to fund our transformational efforts and growth initiatives. To drive organic growth, we will leverage our technical engineering expertise, market-leading positions and strong customer relationships to generate innovative solutions and capture more content on current platforms, win new platforms with current customers, gain new customers both domestically and abroad and build opportunities in the broader transportation industry.

Analysis of Results of Operations

Year ended June 29, 2025 (fiscal 2025) compared with the year ended June 30, 2024 (fiscal 2024)

The Company's consolidated results of operations for the years ended June 29, 2025 and June 30, 2024 were as follows:

	Years Ended		Change
	June 29, 2025	June 30, 2024	$	%
Net sales	$565,066	$537,766	$27,300	5%
Direct material costs	315,320	301,660	13,660	5%
Labor and overhead costs	165,169	170,638	(5,469)	(3%)
Cost of goods sold	480,489	472,298	8,191	2%
Gross profit	84,577	65,468	19,109	29%
Gross margin	15.0%	12.2%		280	bp
Selling, administrative and engineering expenses	61,793	47,654	14,139	30%
Income from operations	22,784	17,814	4,970	28%
Operating margin	4.0%	3.3%		70	bp
Interest income	2,039	572	1,467	256%
Interest expense	(1,007)	(900)	(107)	12%
Other income, net	820	2,717	(1,897)	(70%)
Income before income taxes and non-controlling interest	24,636	20,203	4,433	22%
Income tax expense	5,717	3,775	1,942	51%
Net income	18,919	16,428	2,491	15%
Net income attributable to non-controlling interest	234	115	119	103%
Net income attributable to Strattec	18,685	16,313	2,372	15%

Earnings per share attributable to Strattec:
Basic	$4.64	$4.10	$0.53	13%
Diluted	$4.58	$4.07	$0.51	12%

Net sales in fiscal 2025 totaled $565.1 million, representing an increase of $27.3 million, or 5%, compared to fiscal 2024 net sales of $537.8 million. The year-over-year increase was driven by $15.9 million of net new program launches as well as favorable mix. Additionally, higher production volumes on existing platforms and customer inventory builds increased sales by $13.9 million. Sales growth was broad based across most product categories. Sales volume increases more than offset a year-over-year reduction in pricing of $2.6 million. The reduction in pricing is a result of the prior year period including $9.7 million of one-time retroactive pricing recoveries, which was partially offset by current year margin accretive pricing.

Material costs increased $13.7 million on higher production levels while labor and overhead costs declined $5.5 million. Reduced conversion costs reflect a $13.6 million benefit from changes in foreign currency exchange rates a $1.4 million reduction in depreciation expense, $1.5 million of incremental tooling gains and a $1.4 million benefit from completed restructuring actions in the second half of fiscal 2025. These benefits were partially offset by incremental conversion costs due to higher sales volumes, a $6.2 million increase in Mexico labor costs, $2.5 million of tariff costs and additional provisions for annual bonus expense of $1.6 million.

Gross profit was $84.5 million in fiscal 2025, compared to $65.5 million in the comparable prior year period. Gross profit margin improved year-over-year from 12.2% to 15.0% as a result of the strengthening of the U.S. dollar, improved leverage of our fixed cost structure on higher sales volumes and the benefits of pricing and restructuring actions.

Selling, administrative, and engineering expenses increased $14.1 million year-over-year. The prior year included a one-time $4.8 million recovery of engineering, design and development costs. Increased costs in the current year were the result of continued investments in the business, a $5.2 million increase in incremental incentive compensation and $1.0 million in business transformation related costs. Both fiscal years included non-recurring executive transition expenses related to leadership changes, totaling $2.1 million in fiscal 2025 and $1.1 million in fiscal 2024.

Interest income increased $1.5 million due to increased levels of cash and cash equivalents, which are invested in overnight money market funds.

Other income, net decreased from $2.7 million in fiscal 2024 to $0.8 million in fiscal 2025, the result of changes in foreign currency exchange rates and increased non-service post-employment costs.

The effective income tax rate was 23.2% and 18.7% for fiscal 2025 and 2024, respectively. The effective rate for both periods differs from the statutory rate because of the foreign rate differential, state income taxes, research and development tax credits, limitations on the utilization of foreign tax credits and non-deductible items. Additionally, the 2024 effective tax rate was favorably impacted by changes in the estimate of our 2023 foreign tax credits associated with the sale of our interest in a prior joint venture.

Fiscal 2025 net income attributable to Strattec increased $2.4 million, or 15% from fiscal 2024, driven primarily by net sales growth and gross margin enhancement, partially offset by higher selling, administrative and engineering expenses due to investments in the business, incentive compensation costs and prior year favorable recoveries on engineering, design and development costs.

Liquidity and Capital Resources

At June 29, 2025, we had $84.6 million of cash and cash equivalents, of which $4.8 million was held by our foreign subsidiaries and $79.8 million was held domestically. Excess cash is held in money market funds. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Years Ended
	June 29, 2025	June 30, 2024
Cash flows from:
Operating activities	$71.7	$12.3
Investing activities	(7.2)	(7.8)
Financing activities	(4.9)	—
Effect of exchange rate changes on cash	(0.4)	0.3
Net increase in cash and cash equivalents	$59.2	$4.8

Cash flow from operations improved to $71.7 million, from $12.3 million in the prior year. The increase in cash provided by operating activities was due to reduced purchasing levels on higher sales, collection of accounts receivable and the recovery of pre-production costs. Net cash used in investing activities was $7.2 million during fiscal 2025 compared to $7.8 million in the prior year period. Capital expenditures to support new product programs and the upgrade and replacement of existing equipment were $7.2 million in the current year period compared to $9.8 million in the prior year period. The prior year also included $2.0 million in proceeds received from the sale of our interest in a previous joint venture. Net cash used in financing activities resulted from the repayment of $5 million under our joint venture revolving credit agreement during fiscal 2025.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	June 29, 2025	PWC %	June 30, 2024	PWC %
Accounts receivable, net	$102	17%	$99	17%
Inventory, net	65	11%	82	14%
Accounts payable	(66)	(11%)	(55)	(10%)
Net primary working capital	$101	17%	$126	22%

Cash Requirements and Contractual Obligations

Future Capital Expenditures

We anticipate capital expenditures will be approximately $13 million in fiscal 2026 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program on October 16, 1996, to buy back outstanding shares of our common stock. Shares authorized for buyback under the program totaled 3,839,395 at June 29, 2025. A total of 3,655,322 shares have been repurchased over the life of the program through June 29, 2025, at a cost of approximately $136.4 million or an average price of $37.32 per share. Currently, 184,073 shares remain available to be repurchased under the program. No shares were repurchased during fiscal 2025 or 2024. Additional repurchases may occur from time to time and are expected to be funded by cash flow from operations and current cash balances.

Credit Facilities

The Company has a $40 million secured revolving credit facility (the “Strattec Credit Facility”) with BMO Harris Bank N.A., while the joint venture has a $20 million secured revolving credit facility (the “ADAC-Strattec Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by the Company. Availability under the ADAC-Strattec Credit Facility is reduced to $18 million on August 1, 2025.

There were no outstanding borrowings and no interest due on the Strattec Credit Facility and $8 million drawn on the ADAC-Strattec Credit Facility as of June 29, 2025. Any balance drawn on these facilities and the related interest payment obligations are expected to be funded by cash flow from operations and current cash balances.

Income Taxes

We may be required to make cash outlays related to our unrecognized tax benefits, including interest and penalties. As of June 29, 2025, we had unrecognized tax benefits, including interest and penalties, of $1.9 million. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to our unrecognized tax benefits, see Note 6, "Income Taxes," for additional information.

Other Cash Requirements

We anticipate payments of $10.0 million to associates in connection with our incentive bonus plan during the first quarter of fiscal 2026 related to bonuses earned in fiscal 2025.

We have an operating lease for our El Paso, Texas distribution warehouse, which has a term in excess of one year. Refer to required future payments under the lease in Note 5, "Leases".

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP. This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow.

Revenue Recognition

We enter into contracts with our customers generally at the beginning of a vehicle's lifecycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, we are often expected to fulfill our customers' purchasing requirements for the life of the vehicle. These contracts may be terminated by our customers at any time. Historically, terminations of these contracts have been infrequent.

Throughout a vehicle's lifecycle, we receive purchase orders from our customers, which provide the commercial terms for a sale transaction. Revenue is typically recognized at a point in time based on the transaction price and the quantity of parts shipped to the customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications or based on changes in significant input costs for the products. In the event the Company concludes that a portion of the revenue for a given product may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations.

Warranty

We have a warranty reserve recorded related to our exposure to warranty claims in the event our products fail to perform as expected, and we may be required to participate in the repair costs incurred by our customers for such products. The recorded warranty reserve balance involves judgment and estimates. Our reserve estimate is based on an analysis of historical warranty data as well as current trends and information. Actual warranty costs might differ from estimates due to the level of actual claims varying from our historical claims experience and estimates and final negotiations and settlements reached with our customers. Therefore, future actual claims experience could result in changes in our estimates of the required reserve. Sensitivity of potential warranty claims is dependent on the respective customer platform, volumes, production years and product content.

Income Tax

Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, reserves for unrecognized tax benefits and any valuation allowances recorded against net deferred tax assets. Our effective income tax rate is based on annual income, statutory tax rates, tax planning opportunities available in the various jurisdictions in which we operate and other adjustments. Tax regulations require items to be included in our tax returns at different times than these same items are reflected in our consolidated financial statements.

As a result, these differences and the interplay in tax laws between jurisdictions may cause the Company's estimates of income tax liabilities to differ from actual payments or assessments. Some of these differences are permanent, such as expenses that are not tax deductible, while others are temporary differences, such as amortization and depreciation expenses. Temporary differences create deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not large enough to utilize the entire deduction or credit. Relevant factors in determining the realizability of deferred tax assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. At June 29, 2025 and June 30, 2024, the valuation allowance related to deferred tax assets was $3.9 million and $2.6 million, respectively.

While the Company has support for the positions it takes on tax returns, taxing authorities may assert different interpretations of laws and facts and may challenge cross-jurisdictional transactions. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. As of June 29, 2025 and June 30, 2024, our liability for unrecognized tax benefits was $1.9 million and $1.6 million, respectively.

Post-employment Benefits

We have post-employment liabilities, including a supplemental executive retirement plan, termination indemnity plans and seniority premium obligations that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets and rate of compensation increases. We consider current market conditions in selecting these assumptions. While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s liability or future expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Strattec Security Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strattec Security Corporation and subsidiaries (the "Company") as of June 29, 2025 and June 30, 2024, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended June 29, 2025 and June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2025 and June 30, 2024, and the results of its operations and its cash flows for the fiscal years ended June 29, 2025 and June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Specific Warranty Reserve – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

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

o Testing the accuracy of the underlying data that served as the basis for the analysis, including the historical claims, potential disputes, and settlements paid on those claims.

o Testing the completeness of the certain specific warranty reserve by conducting inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluating whether they were appropriately considered in the determination of the certain specific warranty reserve.

o Testing the mathematical accuracy of management’s calculation of the certain specific warranty reserve.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

August 25, 2025

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Strattec Security Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Strattec Security Corporation and subsidiaries (the "Company") as of June 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 29, 2025 of the Company and our report dated August 25, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

August 25, 2025

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended
	June 29, 2025	June 30, 2024
Net sales	$565,066	$537,766
Cost of goods sold	480,489	472,298
Gross profit	84,577	65,468
Selling, administrative and engineering expenses	61,793	47,654
Income from operations	22,784	17,814
Interest income	2,039	572
Interest expense	(1,007)	(900)
Other income, net	820	2,717
Income before income taxes and non-controlling interest	24,636	20,203
Income tax expense	5,717	3,775
Net income	18,919	16,428
Net income attributable to non-controlling interest	234	115
Net income attributable to Strattec	$18,685	$16,313

Earnings per share attributable to Strattec
Basic	$4.64	$4.10
Diluted	$4.58	$4.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended
	June 29, 2025	June 30, 2024
Net income	$18,919	$16,428

Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(1,170)	(2,794)
Pension and postretirement plans	281	193
Total other comprehensive loss, net of tax	(889)	(2,601)
Comprehensive income	18,030	13,827
Comprehensive loss attributable to non-controlling interest	(231)	(991)
Comprehensive income attributable to Strattec	$18,261	$14,818

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and per share amounts)

	June 29, 2025	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$84,579	$25,410
Receivables, net	102,061	99,297
Inventories:
Finished products	12,398	19,833
Work in process	11,303	15,461
Purchased materials	41,000	46,355
Inventories, net	64,701	81,649
Pre-production costs	8,657	22,173
Value added tax recoverable	19,389	19,684
Income tax recoverable	2,465	319
Other current assets	8,211	5,282
Total current assets	290,063	253,814
Noncurrent Assets:
Property, plant and equipment:
Land and improvements	6,582	6,697
Buildings and improvements	39,821	39,927
Machinery and equipment	236,545	258,622
Total property, plant and equipment	282,948	305,246
Less: accumulated depreciation	205,538	219,062
Property, plant and equipment, net	77,410	86,184
Deferred income taxes	19,531	17,593
Other noncurrent assets	4,450	6,698
Total Assets	$391,454	$364,289
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$65,824	$54,911
Accrued payroll and benefits	22,956	28,953
Value added tax payable	11,933	9,970
Income tax payable	88	5,103
Warranty reserve	8,900	10,695
Other current liabilities	9,649	8,656
Total current liabilities	119,350	118,288
Noncurrent Liabilities:
Borrowings under credit facilities	8,000	13,000
Post-employment benefits	13,325	2,429
Other noncurrent liabilities	4,348	4,957
Total Liabilities	$145,023	$138,674
Shareholders' Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,635,883 issued shares at June 29, 2025 and 7,586,920 issued shares at June 30, 2024	$76	$76
Capital in excess of par value	103,784	101,024
Retained earnings	269,297	250,612
Accumulated other comprehensive loss	(16,113)	(15,689)
Less: treasury stock, at cost (3,596,549 shares at June 29, 2025 and 3,598,126 shares at June 30, 2024)	(135,452)	(135,478)
Total Strattec shareholders’ equity	221,592	200,545
Non-controlling interest	24,839	25,070
Total Shareholders' Equity	246,431	225,615
Total Liabilities and Shareholders' Equity	$391,454	$364,289

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling interest	Total Shareholders' Equity
Balance -- July 2, 2023	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061	$211,024
Net income	—	—	16,313	—	—	115	16,428
Currency translation adjustments	—	—	—	(1,688)	—	(1,106)	(2,794)
Pension and postretirement funded status adjustment, net of tax of $59	—	—	—	193	—	-	193
Purchase of former joint venture non-controlling interest	—	(775)	—		—	-	(775)
Stock-based compensation	—	1,467	—	—	—	-	1,467
Employee stock purchases	1	23	—	—	48	-	72
Balance -- June 30, 2024	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070	$225,615
Net income	—	—	18,685	—	—	234	18,919
Currency translation adjustments	—	—	—	(705)	—	(465)	(1,170)
Pension and postretirement funded status adjustment, net of tax of $82	—	—	—	281	—	—	281
Stock-based compensation	—	2,725	—	—	—	—	2,725
Employee stock purchases	—	35	—	—	26	—	61
Balance -- June 29, 2025	$76	$103,784	$269,297	$(16,113)	$(135,452)	$24,839	$246,431

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	June 29, 2025	June 30, 2024
OPERATING ACTIVITIES:
Net income	$18,919	$16,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,764	16,547
Foreign currency transaction loss (gain)	591	(2,153)
Deferred income taxes	(1,890)	(4,711)
Stock-based compensation expense	2,725	1,467
Unrealized gain on peso contracts	(2,314)	—
Change in operating assets and liabilities:
Receivables	(3,085)	(9,356)
Inventories	16,948	(4,052)
Other assets	12,027	(13,562)
Accounts payable	10,674	(3,016)
Accrued liabilities	970	13,754
Other, net	1,348	919
Net cash provided by operating activities	71,677	12,265
INVESTING ACTIVITIES:
Proceeds from sale of interest in joint ventures	—	2,000
Purchase of property, plant and equipment	(7,156)	(9,788)
Net cash used in investing activities	(7,156)	(7,788)
FINANCING ACTIVITIES:
Borrowings under credit facilities	3,000	2,000
Repayments under credit facilities	(8,000)	(2,000)
Employee stock purchases	61	72
Net cash (used in) provided by financing activities	(4,939)	72
Foreign currency impact on cash	(413)	290
NET INCREASE IN CASH AND CASH EQUIVALENTS	59,169	4,839

CASH AND CASH EQUIVALENTS:
Beginning of year	25,410	20,571
End of year	$84,579	$25,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$14,174	$3,801
Interest	$1,007	$888
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(422)	$171

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Strattec Security Corporation ("the Company," "Strattec," "we," or "us"), headquartered in Milwaukee, Wisconsin, is a leading global provider of advanced automotive security, access and user interface solutions. While the Company serves major automotive OEMs globally, the majority of sales are to the three largest automobile original equipment manufacturers (“OEMs”) in North America.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and reflect the consolidated results of Strattec. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on the Sunday nearest June 30. The years ended June 29, 2025 and June 30, 2024 are each comprised of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses for the periods presented. These estimates and assumptions could also affect the disclosure of contingencies. Actual results and outcomes may differ from management’s estimates and assumptions.

Recently Issued Accounting Standards

In fiscal 2025, we adopted the guidance in Accounting Standards Codification (ASC) 280-10 as updated by Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which requires companies -- even for entities with a single reportable segment -- to disclose their significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM), details of the composition of other segment items, and the title and position of the CODM along with an explanation of how the CODM uses the reported measures in assessing performance. Refer to Note 14, "Segment Information" for additional information.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term investments with an original maturity of three months or less due to the short-term nature of the instruments. Excess cash balances are invested in money market funds.

Receivables

Receivables are stated net of an allowance for credit losses. The collectability of receivables is evaluated on an ongoing basis. An allowance for credit losses is recorded for estimated amounts of receivables not expected to be collected based upon factors such as age of the outstanding receivables, historical payment experience, customer creditworthiness and general economic conditions.

Inventories

Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at lower of cost or market, with market determined based on estimated net realizable value using the first-in, first-out (“FIFO”) cost method.

Excess and obsolete inventory reserves are recorded based on historical and estimated future demand and market conditions. The reserve level is determined by comparing inventory levels of individual raw materials, components and finished goods to historical usage and assessing the age of the inventory and likelihood of future sales. Technical obsolescence and other known factors are also considered in evaluating the reserve level. The increase in the reserve in fiscal 2025 was driven by changes in the inventory profile and resulting revisions to estimates of excess and obsolete inventory. The excess and obsolete reserve balance was $11.2 million at June 29, 2025 compared with $7.8 million at June 30, 2024.

Pre-production Costs

The Company incurs costs related to tooling used in the manufacture of products sold to its customers and engineering development. In some cases, the Company enters into contracts with its customers whereby the Company incurs the costs to design, develop and purchase tooling and is then reimbursed by the customer under a reimbursement contract. In addition, certain customer contracts include reimbursement of engineering development costs. Tooling costs and engineering development costs that will be reimbursed by customers are included in other Pre-production Costs in the accompanying consolidated balance sheets at lower of accumulated cost or the customer reimbursable amount. To the extent that costs incurred exceed the contractual reimbursement, amounts are recognized as expense in the accompanying consolidated income statement when incurred.

Value-Added Tax

The Company's Mexican subsidiaries are subject to value-added tax (“VAT”). VAT is paid on goods and services and collected on sales. A VAT certification generally allows for relief from VAT tax for temporarily imported goods. A temporary suspension of the Company's VAT tax certification during fiscal 2024 resulted in an increase in the value-added tax recoverable balance. During fiscal 2025, a portion of the value-added tax recoverable was collected. Remaining amounts are subject to an audit by the Mexican tax authority before VAT refunds will be received.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Land improvements have an estimated useful life of 20 years, while buildings and improvements range from 15 to 35 years, and machinery and equipment range from 3 to 15 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the recoverability of assets is assessed by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is determined to not be recoverable, the impairment recognized is calculated as the excess of the carrying amount of the asset over the fair value of the asset.

Leases

The Company determines whether a contractual arrangement is or contains a lease at contract inception. A lease liability and corresponding right-of-use asset are measured and recognized based on the present value of lease payments. To determine the present value of lease payments, the Company uses its incremental borrowing rate as of the lease commencement date, unless there is a rate implicit in the lease agreement. The incremental borrowing rate is based on the Company's credit rating, determined on a fully collateralized loan basis from information available at commencement date, and the duration of the lease term.

Operating lease assets are included in operating lease right-of-use assets and the related liabilities are included in current lease liabilities and non-current lease liabilities in the accompanying consolidated balance sheets. For all classes of underlying assets, the Company accounts for leases that contain separate lease and non-lease components as containing a single lease component. The Company does not recognize lease right-of-use assets and lease liabilities from leases with an original lease term of twelve months or less and, instead, recognizes rent payments on a straight-line basis over the lease term in the consolidated statements of income. Refer to Note 5, "Leases," for additional information.

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenditures were $21.7 million in 2025 and $14.8 million in 2024.

Derivative Instruments

Derivative financial instruments are recognized as either assets or liabilities at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified. Cash flows for all derivative financial instruments are typically classified in cash flows from operating activities. Derivative instruments are not used for trading or speculative purposes.

During both fiscal 2025 and 2024, the Company entered into currency forward contracts covering a portion of peso denominated operating costs. The objective in entering into these contracts was to minimize earnings volatility resulting from changes in foreign currency exchange rates, specifically the Mexican peso / U.S. dollar exchange rate. These currency forward contracts are not designated as hedges and changes in fair value are recognized in Other income, net on the consolidated income statement.

Fair Value

The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy:

•
Level 1 -- Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date.
•
Level 2 -- Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities.
•
Level 3 -- Unobservable inputs that include management’s own judgments about the assumptions market participants would use in pricing an asset or liability.

The fair value of the Company's cash and cash equivalents, accounts receivable, post-employment plan assets, accounts payable and variable rate borrowings under revolving credit agreements approximated the book value at June 29, 2025 and June 30 2024, due to their short-term nature and the fact that the interest rates, as applicable, approximated market rates. The fair value of all derivative instruments were based on quoted inactive market prices and therefore are classified as Level 2 within the valuation hierarchy.

Warranty Reserve

The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The Company has a warranty reserve related to known and potential exposure to warranty claims in the event products fail to perform as expected and in the event the Company may be required to participate in the repair costs incurred by customers for such products. The estimation of the warranty reserve involves judgment and assumptions and is based on an analysis of historical warranty data as well as current trends and information. Changes in estimates related to pre-existing warranties are included in provision charged to expense in the table below. Changes in the warranty reserve were as follows (in thousands):

	Years Ended
	June 29, 2025	June 30, 2024
Balance, beginning of period	$10,695	$9,725
Provision charged to expense	(376)	2,608
Payments	(1,419)	(1,638)
Balance, end of period	$8,900	$10,695

Revenue from Contracts with Customers

The Company enters into contracts with customers to provide production parts generally at the beginning of a vehicle's lifecycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, the Company is often expected to fulfill our customers' purchasing requirements for the production life of the vehicle. Many of these contracts may be terminated by our customers at any time. However, terminations of these contracts have been infrequent, historically.

Revenue is recognized at a point in time when control of the product is transferred to the customer under the terms of the contract, which is when parts are shipped or delivered. The amount of revenue recognized is based on the transaction price and the quantity of parts specified in the contract. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. The Company's customers pay for products received in accordance with payment terms that are customary within the industry.

Income Taxes

The Company records income tax expense using the liability method which specifies that deferred tax assets and liabilities be measured each year based on the difference between the financial statement and tax base of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided for deferred tax assets when management considers it more likely than not that the asset will not be realized. At June 29, 2025 and June 30, 2024, a valuation allowance has been provided for certain deferred tax assets which the Company has concluded are more likely than not to not be realized. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes the interest and penalties related to income tax matters in income tax expense.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each applicable period for sales, costs and expenses. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss.

Stock-Based Compensation

The Company recognizes the cost of equity-based compensation awards based on the fair value estimated in accordance with ASC 718, Stock Based Compensation. The Company records equity compensation expense for awards with only a service vesting condition based on the fair value of such awards at the grant date and recognizes compensation expense on a straight-line basis over the requisite service period. Equity compensation expense for awards with performance vesting conditions is recorded based on the probable outcome of those performance conditions over the requisite service period.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of the Company's common stock, ("Common Stock") outstanding during the respective period. The Company's diluted earnings per share gives effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the number of diluted shares outstanding, the treasury stock method is used in order to arrive at a net number of shares assumed issued upon the conversion of Common Stock equivalents.

NOTE 3. CREDIT FACILITIES

The Company has a $40 million secured revolving credit facility (the “Strattec Credit Facility”) with BMO Harris Bank N.A., while its joint venture has a $20 million secured revolving credit facility (the “ADAC-Strattec Credit Facility”) with BMO Harris Bank N.A., which is guaranteed by Strattec. Availability under the ADAC-Strattec Credit Facility is reduced to $18 million on August 1, 2025. The credit facilities both expire August 1, 2026 and are secured by U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S.

Interest on borrowings under the Strattec Credit Facility were at varying rates based, at our option, on the bank's prime rate or SOFR plus 1.35% prior to September 5, 2023 and SOFR plus 1.85% subsequent to September 5, 2023. Interest on borrowings under the ADAC-Strattec Credit Facility were at varying rates based, at our option, on the bank's prime rate with a 2% interest rate margin or SOFR plus 1.35% prior to May 30, 2024 and SOFR plus 3.10% subsequent to May 30, 2024. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-Strattec Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of June 29, 2025, we were in compliance with all financial covenants.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	Strattec Credit Facility		ADAC-Strattec Credit Facility
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Outstanding borrowings	$—	$—	$8,000	$13,000

Average outstanding borrowings and the weighted average interest rate under each such credit facility were as follows (in thousands, except percentages):

	Strattec Credit Facility		ADAC-Strattec Credit Facility
	Years Ended		Years Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Average outstanding borrowings	$—	$33	$12,654	$13,000
Weighted average interest rate	—	8.5%	7.9%	6.8%

NOTE 4. DERIVATIVE INSTRUMENTS

A portion of the Company's manufacturing costs are incurred in Mexican pesos, which causes earnings and cash flows to fluctuate with changes in the U.S. dollar/Mexican peso exchange rate. During both fiscal 2025 and 2024, the Company entered into contracts with a creditworthy counterparty that provide for monthly Mexican peso currency forward contracts for a portion of peso denominated operating costs. The following table quantifies the outstanding forward contracts as of June 29, 2025 (in thousands, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Market Value
Buy MXP/Sell USD	July 7, 2025 - June 15, 2026	$31,959	20.64	$2,314

NOTE 5. LEASES

As of June 29, 2025, the Company has one operating lease for its El Paso, Texas finished goods and service parts distribution warehouse. Operating lease expense totaled $951,000 for the year ended June 29, 2025 and $989,000 for the year ended June 30, 2024. The operating lease asset and obligation related to our operating lease included in the accompanying consolidated balance sheets are presented below (in thousands):

	June 29, 2025	June 30, 2024
Right-of-use asset:
Other noncurrent assets	$2,942	$3,801
Lease liability:
Other current liabilities	$808	$744
Other noncurrent liabilities	2,478	3,390
	$3,286	$4,134

Cash flow information related to the operating lease is shown below (in thousands):

	Years Ended
	June 29, 2025	June 30, 2024
Operating Cash Flows:
Cash paid related to operating lease obligation	$941	$769

The weighted average remaining lease term and discount rate for our operating lease are shown below:

	June 29, 2025	June 30, 2024
Weighted average remaining lease term, (in years)	3.5	4.5
Weighted average discount rate	6.2%	6.2%

Future minimum lease payments, by fiscal year, including options to extend that are reasonably certain to be exercised, under our non-cancelable lease are as follows as of June 29, 2025 (in thousands):

2026	$988
2027	1,037
2028	1,089
2029	558
Thereafter	—
Total future minimum lease payments	3,672
Less: imputed interest	(386)
Total lease obligations	$3,286

NOTE 6. INCOME TAXES

Income tax expense is summarized as following (in thousands):

	Years Ended
	June 29, 2025	June 30, 2024
Current:
Federal	$4,726	$4,466
State	336	619
Foreign	2,545	3,401
	7,607	8,486
Deferred:
Federal	(1,103)	(3,988)
State	(138)	(538)
Foreign	(649)	(185)
	(1,890)	(4,711)
Total income tax expense	$5,717	$3,775

Income tax expense recognized in the accompanying consolidated statements of income differs from the amounts computed by applying the federal income tax rate to earnings before income tax expense. A reconciliation at the federal statutory rate to the effective tax rate is summarized in the following table:

	Years Ended
	June 29, 2025	June 30, 2024
Federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.0	2.7
Foreign subsidiaries	(1.7)	5.4
China non-resident capital gain tax	—	(1.6)
Valuation allowance	4.9	2.6
Return to provision adjustment	1.1	(6.1)
Research and development tax credit	(6.0)	(8.1)
Non-controlling interest	0.4	2.3
Stock-based compensation	(0.1)	0.7
Other	2.6	(0.2)
Effective income tax rate	23.2%	18.7%

The components of deferred tax (liabilities) assets were as follows (in thousands):

	June 29, 2025	June 30, 2024
Deferred tax assets:
Research and development costs	$10,396	$8,598
Compensation and employee benefits	6,472	5,894
Other accrued expenses	4,871	4,672
Capital loss and credit carryforwards	4,923	3,576
Lease liabilities	739	931
Other	1,296	1,714
Gross deferred tax assets	28,697	25,385
Valuation allowance	(3,865)	(2,569)
Net deferred tax assets	24,832	22,816
Deferred tax liabilities:
Property, plant and equipment	(3,167)	(3,455)
Lease right of use assets	(662)	(856)
Other	(1,472)	(912)
Gross deferred tax liabilities	(5,301)	(5,223)
Net deferred tax assets	$19,531	$17,593

The Company has foreign tax credit carryforwards of $2.5 million (expiring between 2031 and 2044), $647,000 of state tax credit carryforward (expiring between 2026 and 2039) and $1.8 million of net capital loss carryforward. The Company has established a full valuation allowance against the capital loss carryforward and a partial valuation allowance against deferred tax assets associated with other credit carryforward and deductions, based on its assessment of future realization.

The total liability for unrecognized tax benefits was $1.9 million as of June 29, 2025 and $1.6 million as of June 30, 2024 and was included in Other noncurrent liabilities in the accompanying consolidated balance sheets. Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

Income tax returns are filed in the United States, Wisconsin, Michigan and various other states, as well as Mexico and other foreign jurisdictions. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2022 through 2025 for federal, fiscal 2021 through 2025 for most states and calendar 2020 through 2024 for foreign jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. Key provisions that may impact the Company include the ability to immediately expense qualifying research and development costs and permanent extensions of certain provisions within the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the future impact of the Act on its financial position, results of operations and cash flows.

NOTE 7. RETIREMENT PLANS AND OTHER POST-EMPLOYMENT BENEFITS

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified plan that provides certain executives with a supplemental benefit upon retirement. The plan provides an annual 8% contribution based on a participant's base salary and cash bonus. The projected benefit obligation under the SERP was $1.6 million at June 29, 2025 and $2.6 million at June 30, 2024. The Company holds assets in a Rabbi Trust related to this retirement obligation. The Rabbi Trust assets do not qualify as plan assets. The assets had a value of $1.6 million at June 29, 2025, $531,000 of which were included in Other current assets due to planned retirements and $1.1 million were included in Other noncurrent assets in the accompanying consolidated balance sheets at June 29, 2025. The assets had a value of $1.6 million at June 30, 2024 and were included in Other noncurrent assets in the accompanying consolidated balance sheets.

Postretirement Health and Postretirement Life Plans

The Company also sponsors a postretirement health care plan for eligible U.S. retirees hired prior to June 1, 2001. The expected cost of retiree health care benefits is recognized during the years employees render service. The postretirement health care plan is unfunded. The projected benefit obligation for this plan was $0.3 million at June 29, 2025 and June 30, 2024. Additionally, the Company sponsors a postretirement life insurance plan for U.S. salaried employees who retired prior to October 1, 2001 and U.S. hourly employees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. The postretirement life plan is unfunded. The projected benefit obligation for this plan was $0.8 million at June 29, 2025 and June 30, 2024.

The current and long-term portions of the funded status of the SERP and postretirement plans are included in Accrued payroll and benefits and post-employment benefits, respectively, in the accompanying consolidated balance sheets.

Mexico Post-employment Benefits

The Company is obligated to pay seniority premiums and legal indemnities at the time of separation of an employee in our Mexico operations (collectively, "Mexico post-employment benefits"), in accordance with Mexican Federal Labor Laws. The benefit formula is based on an employee's seniority, age and salary. The following tables summarize the Mexico post-employment benefits net periodic benefit cost (credit), funded status and actuarial assumptions (in thousands):

	Years Ended
	June 29, 2025	June 30, 2024
Components of net periodic benefit cost:
Service cost	$1,012	$1,027
Interest cost	849	910
Return on plan assets	(118)	(113)
Plan settlements	(50)	—
Actuarial (gain) loss	16	(159)
Net periodic benefit cost	$1,709	$1,665

Weighted-average assumptions:

Benefit obligations:
Discount rate	9.0%	8.0%
Expected return on plan assets	9.5%	9.0%
Rate of compensation increases	5.0%	5.0%

Net periodic benefit cost:
Discount rate	8.0%	8.5%
Expected return on plan assets	9.0%	9.0%
Rate of compensation increases	5.0%	5.0%

Benefit obligation at beginning of year	$12,296	$11,568
Service cost	1,012	1,027
Interest cost	849	910
Benefits paid	(918)	(303)
Plan settlements	(655)	—
Actuarial (gain) loss	16	(159)
Currency translation adjustment	(602)	(747)
Benefit obligation at end of year	$11,998	$12,296

Fair value of plan assets at beginning of year	$1,158	$1,128
Actual return	118	113
Employer contribution	918	303
Benefits paid	(918)	(303)
Currency translation adjustment	(23)	(83)
Fair value of plan assets at end of year	$1,253	$1,158
Funded status – accrued benefit obligations	$(10,745)	$(11,138)
Amounts recognized in consolidated balance sheets:
Accrued payroll and benefits (current liabilities)	$300	$11,138
Post-employment benefits (noncurrent liabilities)	10,445	-
Net amount recognized	$10,745	$11,138

The accumulated benefit obligation for our Mexico post-employment benefits was $6.7 million at June 29, 2025 and $6.9 million at June 30, 2024.

We expect to contribute $956,000 to our Mexico post-employment benefit plan assets in fiscal 2026. The following benefit payments, which reflect expected years of future service, as appropriate, are expected to be paid during the fiscal years noted below (in thousands):

Mexico Post-employment Benefits
2026	$956
2027	$700
2028	$1,123
2029	$1,273
2030	$1,524
2031-2035	$11,761

Other Plans

The Company maintains a 401(k) plan for substantially all U.S. employees. Under plan provisions, the Company matches 100% of participant contributions to the plan, up to 5% of the employee's eligible base pay. Contributions to the 401(k) Plan were $2.0 million in fiscal 2025 compared with $1.9 million in fiscal 2024.

NOTE 8. SHAREHOLDERS’ EQUITY

The following table summarizes changes to our common stock for the years ended June 29, 2025 and June 30, 2024:

	Years Ended
	June 29, 2025	June 30, 2024
Outstanding at beginning of period	3,988,794	3,929,046
Shares issued under employee stock purchase plan	1,577	2,998
Shares issued under equity incentive plans	48,963	56,750
Outstanding at end of period	4,039,334	3,988,794

The Company's Board of Directors previously authorized a stock repurchase program. As of June 29, 2025, 184,073 shares remain available for repurchase under the original 3,839,395 shares authorized. No shares were repurchased under this program during fiscal 2025 or 2024.

NOTE 9. EARNINGS PER SHARE

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Years Ended
	June 29, 2025	June 30, 2024
Net income attributable to Strattec	$18,685	$16,313

Basic weighted-average shares outstanding	4,030	3,975
Effect of dilutive securities - employee stock compensation plan	46	29
Diluted weighted-average shares outstanding	4,076	4,004
Earnings per share attributable to Strattec
Basic	$4.64	$4.10
Diluted	$4.58	$4.07

NOTE 10. STOCK-BASED COMPENSATION

The Company has granted service-based restricted stock awards ("RSAs") and performance stock units ("PSUs") to employees and non-employee directors under the Strattec Security Corporation 2024 Equity Incentive Plan ("2024 Equity Incentive Plan"). Prior to October 2024, stock options and RSAs were granted under the Amended and Restated Strattec Security Corporation Stock Incentive Plan ("Stock Incentive Plan"). Awards granted under the 2024 Equity Incentive Plan that expire or are canceled without delivery of shares become available for re-issuance. No additional grants will be made under the Stock Incentive Plan.

The number of shares of the Company's common stock authorized under the 2024 Equity Incentive Plan is 550,000. As of June 29, 2025, there were 435,742 shares available for future awards.

Shares of restricted stock granted under approved plans have voting rights, earn dividends and vest over a pre-determined period of time, up to three years from the date of the grant. The fair value of restricted stock awards are based on the closing stock price on the date of grant.

As of June 29, 2025, 16,878 PSUs were outstanding which may be earned based on the achievement of certain financial metrics over the three-year period ending June 27, 2027. The PSUs will vest ranging from 0% (for performance below threshold) to 200% (for performance above target) and continued employment. The fair value of PSUs was based on the closing stock price on the date of grant. The PSUs earn dividend equivalents during the vesting period while compensation expense is recognized over the service period when it is probable that the performance criteria will be met. As of June 29, 2025, there was $567,000 of unrecognized compensation cost related to non-vested PSUs and $2.6 million of unrecognized compensation cost related to non-vested RSAs, which will be expensed over the remaining vesting period of approximately 2 years.

A summary of restricted stock award and performance stock unit activity was as follows:

	RSAs		PSUs
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested Balance at July 2, 2023	87,900	$32.09	-	—
Granted	51,675	$22.16	-	—
Vested	(56,750)	$30.12	-	—
Forfeited	(3,500)	$29.79	-	—
Nonvested Balance at June 30, 2024	79,325	$27.21	-	—
Granted	115,302	$39.31	16,878	$39.16
Vested	(48,963)	$29.49	-	—
Forfeited	(16,525)	$31.26	-	—
Nonvested Balance at June 29, 2025	129,139	$36.37	16,878	$39.16

The Company also has an Employee Stock Purchase Plan which provides substantially all U.S. full-time associates an opportunity to purchase shares of Strattec common stock through payroll deductions. A total of 100,000 shares may be issued under the plan. Shares issued from treasury stock under the plan totaled 1,577 at an average price of $37.84 during fiscal 2025 and 2,998 at an average price of $24.08 during fiscal 2024. A total of 41,227 shares remain available for purchase under the plan as of June 29, 2025.

NOTE 11. OTHER INCOME, NET

The following table summarizes the components of Other income, net included in the accompanying consolidated statements of income (in thousands):

	Years Ended
	June 29, 2025	June 30, 2024
Foreign currency transaction (loss) gain	$(591)	$2,153
Rabbi Trust assets gain	186	211
Realized and unrealized gain on Mexican peso forward contracts, net	1,908	885
Non-service pension and postemployment expense	(1,176)	(395)
Other	493	(137)
	$820	$2,717

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated other comprehensive loss ("AOCL") (in thousands):

	Year Ended June 29, 2025
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance as of June 30, 2024	$14,716	$973	$15,689
Other comprehensive loss before reclassifications	1,170	166	1,336
Income Tax	—	(37)	(37)
Net other comprehensive loss before reclassifications	1,170	129	1,299
Reclassifications:
Actuarial losses	—	(529)	(529)
Total reclassifications before tax	—	(529)	(529)
Income Tax	—	119	119
Net reclassifications	—	(410)	(410)
Other comprehensive loss (income)	1,170	(281)	889
Other comprehensive loss attributable to non-controlling interest	465	—	465
Balance as of June 29, 2025	$15,421	$692	$16,113

	Year Ended June 30, 2024
	Foreign Currency Translation Adjustments	Retirement and Postretirement Plans	Total
Balance as of July 2, 2023	$13,028	$1,166	$14,194
Other comprehensive loss (income) before reclassifications	2,794	(10)	2,784
Income Tax	—	2	2
Net other comprehensive loss (income) before reclassifications	2,794	(8)	2,786
Reclassifications:
Actuarial losses	—	(242)	(242)
Total reclassifications before tax	—	(242)	(242)
Income Tax	—	57	57
Net reclassifications	—	(185)	(185)
Other comprehensive loss (income)	2,794	(193)	2,601
Other comprehensive loss attributable to non-controlling interest	1,106	—	1,106
Balance as of June 30, 2024	$14,716	$973	$15,689

NOTE 13. RELATED PARTY

The Company owns 51% of a joint venture, which was formed in fiscal 2007 to support customers with painted door handle and exterior trim products from operations in Mexico. The following tables summarize the related party transactions that arise as a result of the joint venture operating agreement (in thousands):

	Years Ended
	June 29, 2025	June 30, 2024
Management fee expense	$9,893	$9,511
Net sales to joint venture partner	$6,916	$9,718

	June 29, 2025	June 30, 2024
Accounts receivable from joint venture partner	$731	$833
Accounts payable to joint venture partner	$7,413	$1,679

NOTE 14. SEGMENT INFORMATION

The Company operates within the automotive industry, offering a range of closely related products with shared production processes, distribution channels, and customers. These business activities are managed collectively, and the Company is organized and operates as a single business unit. As such, the Company has one reportable segment. The financial results for this reportable segment are equal to consolidated results as reported in the accompanying consolidated statements of income and comprehensive income and consolidated balance sheets.

Financial results, forecasts and budget to actual variances for the Company's reportable segment are provided to and regularly reviewed by the Chief Operating Decision Maker ("CODM"), which is the Company's Chief Executive Officer. The primary measure of segment profit or loss that the CODM uses to evaluate performance and allocate resources is Net income attributable to Strattec.

The CODM considers the impact of significant segment expenses on this measure to assess profitability and guide strategic decision making including entering into significant contracts, expanding into new markets or launching new products, making significant capital expenditures, hiring and terminating key personnel and approving operating budgets.

The significant expenses that are regularly provided to the CODM are disclosed in the consolidated statements of income as a part of Net income attributable to Strattec and were as follows (in thousands):

	Years Ended
	June 29, 2025	June 30, 2024
Net sales	$565,066	$537,766
Significant expenses:
Direct material costs	315,320	301,660
Labor and overhead costs	165,169	170,638
Selling costs	10,691	9,267
Administrative costs	23,888	15,487
Engineering costs	27,214	22,900
Interest income	(2,039)	(572)
Interest expense	1,007	900
Other income, net	(820)	(2,717)
Income tax expense	5,717	3,775
Net income	18,919	16,428
Net income attributable to non-controlling interest	234	115
Net income attributable to Strattec	$18,685	$16,313

Sales and net tangible long-lived assets (property, plant and equipment, net and right-of-use assets) are presented by country; sales are attributed based on the location to which products were shipped (in thousands):

	Net Sales		Tangible Long-Lived Assets, Net
	Years Ended		As of
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
United States	$381,405	$382,386	$26,186	$28,542

Mexico	$52,845	$42,979	$53,633	$60,726
Canada	59,717	57,061	20	9
Korea	56,855	44,735	9	155
Other	14,244	10,605	504	553
Total Foreign	$183,661	$155,380	$54,166	$61,443

Sales by product group were as follows (in thousands and percent of total net sales):

	Years Ended
	June 29, 2025		June 30, 2024
	Net Sales	%	Net Sales	%
Power access solutions	$138,402	24%	$126,680	24%
Door handles & exterior trim	140,554	25	135,355	25
Keys & locksets	99,788	18	106,374	20
Latches	75,359	13	67,844	13
User interface controls	53,405	9	47,637	9
Aftermarket and service	46,703	8	42,732	8
Other	10,855	2	11,144	2
	$565,066	100%	$537,766	100%

Sales to and receivables from customers that individually accounted for 10% or more of the Company's total net sales were as follows (in thousands and percent of total):

	Years Ended
	June 29, 2025		June 30, 2024
	Net Sales	%	Net Sales	%
General Motors Company	$165,701	29%	$163,097	30%
Ford Motor Company	129,193	23	114,937	21
Stellantis	65,821	12	77,665	14
	$360,715	64%	$355,699	66%

	June 29, 2025		June 30, 2024
	Receivables	%	Receivables	%
General Motors Company	$26,581	26%	$28,645	29%
Ford Motor Company	19,916	20	24,832	25
Stellantis	14,812	15	12,213	12
	$61,309	60%	$65,690	66%

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

The Company maintains an environmental reserve reflecting the estimated costs of remediation of a solvent spill which occurred at the Milwaukee facility in 1985. Based on findings to date and known environmental regulations, the Company believes that the $1.4 million environmental reserve included in Other current liabilities in the accompanying consolidated balance sheets as of June 29, 2025 is adequate.

We do not currently anticipate any materially adverse impact on our financial statements or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of further environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or charges could not arise.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the Company's system of internal control over financial reporting as of June 29, 2025, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 29, 2025, its system of internal control over financial reporting was effective and met the criteria of the Internal Control – Integrated Framework (2013). Deloitte & Touche LLP, independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

/s/ Jennifer L. Slater	/s/ Matthew P. Pauli
Jennifer L. Slater	Matthew P. Pauli
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is in our Proxy Statement, dated on or about September 11, 2025, under the headings “Proposal 1: Election of Six Directors,” “Corporate Governance Matters-Code of Ethics,” “Corporate Governance Matters-Director Independence; Audit Committee Financial Expert,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters-Board Committees-Nominating and Governance Committee,” and “Corporate Governance Matters-Director Nomination and Selection Process” and is incorporated herein by reference.

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of five outside independent directors, Matteo Anversa, Audit Committee Chairman, Frederic Jack Liebau, Jr., Bruce Lisman, Thomas W. Florsheim, Jr., and Tina Chang.

Code of Business Ethics

We have adopted a code of ethics applicable to our principal executive officer and our other senior financial officers. The code of ethics, which we refer to as our Code of Business Ethics, is available on the Investor Relations page of our website. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of any senior financial officers on our website within any period that may be required under SEC rules from time to time.

Insider Trading Policy

We are committed to fostering a culture of compliance, ethics, and regulatory excellence. In furtherance of that commitment, the Company adopted an Insider Trading Policy applicable to all directors, officers, and employees, as well as the Company itself, which governs the purchase, sale, and other disposition of the securities of the Company and other organizations, including our business partners. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in our Proxy Statement, dated on or about September 11, 2025, under the headings “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

SHAREHOLDER MATTERS

The information required by this Item is in our Proxy Statement, dated on or about September 11, 2025, under the headings “Security Ownership” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our Proxy Statement, dated on or about September 11, 2025, under the headings “Transactions With Related Persons” and “Corporate Governance Matters-Director Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in our Proxy Statement, dated on or about September 11, 2025, under the headings “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10	(a)	Financial Statements (Item 8):
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Statements of Income for the years ended June 29, 2025 and June 30, 2024
Consolidated Statements of Comprehensive Income for the years ended June 29, 2025 and June 30, 2024
Consolidated Balance Sheets as of June 29, 2025 and June 30, 2024
Consolidated Statements of Shareholders' Equity for the years ended June 29, 2025 and June 30, 2024
Consolidated Statements of Cash Flows for the years ended June 29, 2025 and June 30, 2024
Notes to Consolidated Financial Statements
	(b)	Exhibits
See the following List of Exhibits:

Exhibit		If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3.1	Amended and Restated Articles of Incorporation of the Company	Annual Report on Form 10-K (filed on September 7, 2017; Exhibit 3.1 therein)
3.2	Amendment to Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (filed on November 7, 2019; Exhibit 3.1 therein)
3.3	Amendment to Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (filed on October 21, 2021; Exhibit 3.1 therein)
3.4	Amendment to Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (filed on October 23, 2024; Exhibit 3.1 therein)
3.5	Amended By-laws of the Company	Current Report on Form 8-K (filed on October 23, 2024; Exhibit 3.2 therein)
4.1	Description of Registrants’ Securities	Annual Report on Form 10-K (filed on September 3, 2020; Exhibit 4.1 therein)
4.2	Credit Agreement, dated August 1, 2011, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on August 4, 2011; Exhibit 99.1 therein)
4.3	Amendment No. 1 to Amended and Restated Security Agreement, dated June 26, 2017, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 27, 2017; Exhibit 10.2 therein)
4.4	Amended and Restated Security Agreement, dated June 28, 2012, made by the Company in favor of BMO Harris Bank N.A., as lender	Current Report on Form 10-K (filed on September 7, 2017; Exhibit 4.3 therein)
4.5	Amendment No. 1 to Credit Agreement, dated December 27, 2013, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on December 27, 2013; Exhibit 99.1 therein)
4.6	Amendment No. 2 to Credit Agreement, dated June 25, 2015, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 25, 2015; Exhibit 99.1 therein)
4.7	Amendment No. 3 to Credit Agreement, dated June 24, 2016, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 24, 2016; Exhibit 99.1 therein)

4.8	Amendment No. 4 to Credit Agreement, dated June 26, 2017, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 27, 2017; Exhibit 10.1 therein)
4.9	Amendment No. 5 to Credit Agreement, dated September 28, 2018, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on September 28, 2018; Exhibit 10.1 therein)
4.10	Amendment No. 6 to Credit Agreement, dated October 28, 2019, between Strattec Security Corporation and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on October 28, 2019; Exhibit 4.1 therein)
4.11	Amendment No. 7 to Credit Agreement, dated June 1, 2021, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 2, 2021; Exhibit 10.1 therein)
4.12	Amendment No. 8 to Credit Agreement, dated February 22, 2023, between the Company and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on February 27, 2023; Exhibit 10.1 therein)
4.13	Amendment No. 9 to Credit Agreement, dated August 22, 2023 and effective September 6, 2023, between the Company and BMO Harris Bank N.A. as lender	Current Report on Form 8-K (filed on August 25, 2023; Exhibit 10.1 therein)
4.14	Credit Agreement, dated June 28, 2012, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 25, 2015; Exhibit 99.2 therein)
4.1	Amendment No. 1 to Credit Agreement, dated January 22, 2014, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 25, 2015; Exhibit 99.3 therein)
4.16	Amendment No. 2 to Credit Agreement, dated June 25, 2015, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 25, 2015; Exhibit 99.4 therein)
4.17	Amendment No. 3 to Credit Agreement, dated April 27, 2016, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on April 29, 2016; Exhibit 99.1 therein)
4.18	Amendment No. 4 to Credit Agreement, dated June 26, 2017, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 27, 2017; Exhibit 10.3 therein)
4.19	Amendment No. 5 to Credit Agreement, dated March 27, 2018, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on March 27, 2018; Exhibit 10.1 therein)
4.20	Amendment No. 6 to Credit Agreement, dated December 30, 2018, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on December 31, 2018; Exhibit 10.1 therein)
4.2	Amendment No. 7 to Credit Agreement, dated October 28, 2019, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on October 28, 2019; Exhibit 4.2 therein)
4.22	Amendment No. 8 to Credit Agreement, dated June 1, 2021, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on June 2, 2021; Exhibit 10.2 therein)
4.23	Amendment No. 9 to Credit Agreement, dated February 6, 2023, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on February 7, 2023; Exhibit 10.1 therein)
4.24	Amendment No. 10 to Credit Agreement, dated May 31, 2024, between ADAC-Strattec LLC and BMO Harris Bank N.A., as lender	Current Report on Form 8-K (filed on May 31, 2024; Exhibit 10.1 therein)
10.1 **	Amended and Restated Strattec Security Corporation Stock Incentive Plan	Proxy Statement on Scheduled 14A (filed on September 7, 2023; Appendix B therein)
10.2**	Form of Restricted Stock Grant Agreement with Employees to be used under the Amended and Restated Strattec Security Corporation Stock Incentive Plan	Quarterly Report on Form 10-Q (filed on November 5, 2020; Exhibit 10.2 therein)
10.3 **	Amended and Restated Strattec Security Corporation Supplemental Executive Retirement Plan	Current Report on Form 8-K (filed on October 10, 2013; Exhibit 99.1 therein)

10.4 **	Employment Agreement between the Company and Rolando J. Guillot, dated May 5, 2010	Quarterly Report on Form 10-Q (filed on May 6, 2010; Exhibit 10.8 therein)
10.5 **	Employment Agreement between the Company and Richard P. Messina, dated May 5, 2010	Quarterly Report on Form 10-Q (filed on May 6, 2010; Exhibit 10.16 therein)
10.6 **	Employment Agreement between the Company and Jennifer L. Slater, dated June 11, 2024	Current Report on Form 8-K (filed on June 14, 2024; Exhibit 10.1 therein)
10.7 **	Change of Control Employment Agreement between the Company and Rolando J. Guillot, dated July 1, 2016	Annual Report on Form 10-K (filed on September 8, 2016; Exhibit 10.9 therein)
10.8 **	Change of Control Employment Agreement between the Company and Richard P. Messina, dated July 1, 2016	Annual Report on Form 10-K (filed on September 8, 2016; Exhibit 10.11 therein)
10.9 **	Form of Fiscal Year 2024 Restricted Stock Grant Agreement with non-employee directors	Annual Report on Form 10-K (filed on September 5, 2014; Exhibit 10.9 therein)
10.10 **	Strattec Security Corporation Employee Stock Purchase Plan	Quarterly Report on Form 10-Q (filed on February 8, 2024; Exhibit 10.1 therein)
10.11 **	Equity Restructuring Agreement between the Company and WITTE Automotive GmbH, dated June 29, 2023	Annual Report on Form 10-K (filed on September 7, 2023; Exhibit 10.22 therein)
10.12 **	Retention Agreement by and between the Company and Richard P. Messina, dated November 22, 2023	Current Report on Form 8-K (filed on November 28, 2023; Exhibit 10.2 therein)
10.13 **	Retention Agreement by and between the Company and Rolando J. Guillot, dated June 24, 2024	Current Report on Form 8-K (filed on June 24, 2024; Exhibit 10.1 therein)
10.14 **	Strattec Security Corporation 2024 Equity Incentive Plan	Current Report on Form 8-K (filed on October 23, 2024; Exhibit 10.1 therein)
10.15 **	Strattec Security Corporation Short-Term Incentive Plan for Fiscal Year 2025	Quarterly Report on Form 10-Q (filed on November 7, 2024; Exhibit 10.2 therein)
10.16 **	First Amendment to Employment Agreement between the Company and Jennifer L. Slater	Quarterly Report on Form 10-Q (filed on November 7, 2024; Exhibit 10.3 therein)
10.17 **	Restricted Stock Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan Between the Company and Jennifer L. Slater, dated October 25, 2024	Current Report on Form 8-K (filed on October 31, 2024; Exhibit 10.1 therein)
10.18 **	Restricted Stock Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan between the Company and Jennifer L. Slater, dated October 25, 2024	Current Report on Form 8-K (filed on October 31, 2024; Exhibit 10.2 therein)
10.19 **	Restricted Stock Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan between the Company and Jennifer L. Slater, dated October 25, 2024	Current Report on Form 8-K (filed on October 31, 2024; Exhibit 10.3 therein)
10.20 **	Performance Restricted Stock Unit Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan, between the Company and Jennifer L. Slater, dated October 25, 2024	Current Report on Form 8-K (filed on October 31, 2024; Exhibit 10.4 therein)
10.21 **	Employment Agreement between the Company and Matthew P. Pauli, effective November 13, 2024	Current Report on Form 8-K (filed on November 12, 2024; Exhibit 10.1 therein)
10.22 **	Restricted Stock Unit Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan between the Company and Matthew P. Pauli, dated November 13, 2024	Quarterly Report on Form 10-Q (filed on February 7, 2025; Exhibit 10.9 therein)
10.23 **	Form of Fiscal Year 2025 Restricted Stock Grant Agreement for non-employee directors	Quarterly Report on Form 10-Q (filed on February 7, 2025; Exhibit 10.10 therein)

10.24 **	Form of Stock Grant Agreement for non-employee directors	Quarterly Report on Form 10-Q (filed on February 7, 2025; Exhibit 10.11 therein)
10.25 **	Strattec Security Corporation Short-Term Incentive Plan for Executive Officers and Corporate Officers for Fiscal Year 2026	Filed herewith
10.26 **	Non-Employee Director Compensation Program for Fiscal Year 2025	Current Report on Form 8-K (filed on May 24, 2024; Exhibit 10.1 therein)
19	Insider Trading Policy	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm dated August 25, 2025	Filed herewith
31.1	Rule 13a-14(a) Certification for Jennifer L. Slater, Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification for Matthew P. Pauli, Chief Financial Officer	Filed herewith
32	18 U.S.C. Section 1350 Certifications	Furnished herewith
97	Excess Incentive Compensation Recovery (Clawback) Policy	Filed herewith
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended June 29, 2025 has been formatted in Inline XBRL.

** Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strattec Security Corporation

By:	/s/ Jennifer L. Slater
Jennifer L. Slater
President and Chief Executive Officer

Date: August 25, 2025

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer L. Slater	President, Chief Executive Officer,	August 25, 2025
Jennifer L. Slater	and Director
(Principal Executive Officer)

/s/ Frederic Jack Liebau, Jr.	Chairman and Director	August 19, 2025
Frederic Jack Liebau, Jr.

/s/ Matteo Anversa	Director	August 19, 2025
Matteo Anversa

/s/ Tina Chang	Director	August 19, 2025
Tina Chang

/s/ Thomas W. Florsheim, Jr.	Director	August 19, 2025
Thomas W. Florsheim, Jr.

/s/ Bruce Lisman	Director	August 19, 2025
Bruce Lisman

/s/ Matthew P. Pauli	Senior Vice President,	August 25, 2025
Matthew P. Pauli	Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)