Form 10-Q
period 2025-09-28
STRATTEC SECURITY CORP
filed 2025-10-31
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

or

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

Common stock, par value $0.01 per share: 4,185,271 shares outstanding as of October 24, 2025 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

TABLE OF CONTENTS

September 28, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q for Strattec Security Corporation ("Strattec," "the Company," "we," "us," or "our"), statements that are not reported financial results or other historic information are "forward-looking statements." These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, income, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations. The use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "project" or "plan" or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

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
•
interruptions to our information security management systems and cybersecurity incidents could adversely affect our business, results of operations and financial condition; and
•
other matters including, but not limited to, the factors listed in the “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2025 filed with the SEC on August 25, 2025 (the "Annual Report").

Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to update such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	September 28, 2025	September 29, 2024
Net sales	$152,399	$139,052
Cost of goods sold	126,064	120,131
Gross profit	26,335	18,921
Selling, administrative and engineering expenses	15,888	13,858
Income from operations	10,447	5,063
Interest income	877	349
Interest expense	(156)	(295)
Other (expense) income, net	(275)	129
Income before income taxes and non-controlling interest	10,893	5,246
Income tax expense	2,356	1,498
Net income	8,537	3,748
Net income attributable to non-controlling interest	8	45
Net income attributable to Strattec	$8,529	$3,703

Earnings per share attributable to Strattec
Basic	$2.10	$0.92
Diluted	$2.07	$0.92

Weighted average shares outstanding:
Basic	4,054	4,005
Diluted	4,127	4,046

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	September 28, 2025	September 29, 2024
Net income	$8,537	$3,748

Other comprehensive income (loss), net of tax:
Currency translation adjustments	1,013	(2,760)
Pension and postretirement plans	32	256
Total other comprehensive income (loss), net of tax	1,045	(2,504)
Comprehensive income	9,582	1,244
Comprehensive income (loss) attributable to non-controlling interest	393	(1,044)
Comprehensive income attributable to Strattec	$9,189	$2,288

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts and per share amounts)

	September 28, 2025	June 29, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$90,473	$84,579
Receivables, net	102,674	102,061
Inventories:
Finished products	9,985	12,398
Work in process	11,762	11,303
Purchased materials	39,845	41,000
Inventories, net	61,592	64,701
Pre-production costs	7,480	8,657
Value-added tax recoverable	20,194	19,389
Other current assets	7,712	10,676
Total current assets	290,125	290,063
Noncurrent Assets:
Property, plant and equipment:
Land and improvements	6,699	6,582
Buildings and improvements	41,094	39,821
Machinery and equipment	234,981	236,545
Total property, plant and equipment	282,774	282,948
Less: accumulated depreciation	207,140	205,538
Property, plant and equipment, net	75,634	77,410
Deferred income taxes	19,649	19,531
Other noncurrent assets	4,649	4,450
Total Assets	$390,057	$391,454
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$61,077	$65,824
Accrued payroll and benefits	15,386	22,956
Value-added tax payable	13,259	11,933
Warranty reserve	9,848	8,900
Current portion of borrowings under credit facilities	5,000	-
Other current liabilities	11,939	9,737
Total current liabilities	116,509	119,350
Noncurrent Liabilities:
Noncurrent portion of borrowings under credit facilities	-	8,000
Post-employment benefits	13,609	13,325
Other noncurrent liabilities	4,160	4,348
Total Liabilities	$134,278	$145,023
Shareholders' Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,675,676 issued shares at September 28, 2025 and 7,635,883 issued shares at June 29, 2025	$76	$76
Capital in excess of par value	104,464	103,784
Retained earnings	277,826	269,297
Accumulated other comprehensive loss	(15,453)	(16,113)
Less: treasury stock, at cost (3,610,271 shares at September 28, 2025 and 3,596,549 shares at June 29, 2025)	(136,366)	(135,452)
Total Strattec shareholders’ equity	230,547	221,592
Non-controlling interest	25,232	24,839
Total Shareholders' Equity	255,779	246,431
Total Liabilities and Shareholders' Equity	$390,057	$391,454

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	September 28, 2025	September 29, 2024
OPERATING ACTIVITIES:
Net income	$8,537	$3,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,785	3,662
Foreign currency transaction loss (gain)	671	(1,005)
Unrealized (gain) loss on peso contracts	(293)	652
Stock-based compensation expense	669	188
Change in operating assets and liabilities:
Receivables	(574)	(3,189)
Inventories	3,109	(2,145)
Prepaids and other assets	3,804	5,881
Accounts payable	(4,817)	5,036
Accrued liabilities	(3,880)	(2,038)
Other, net	316	547
Net cash provided by operating activities	11,327	11,337
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,529)	(2,073)
Net cash used in investing activities	(1,529)	(2,073)
FINANCING ACTIVITIES:
Borrowings under credit facilities	—	3,000
Repayments under credit facilities	(3,000)	(3,000)
Payment for taxes withheld from stock-based awards	(919)	—
Employee stock purchases	16	13
Net cash (used in) provided by financing activities	(3,903)	13
Foreign currency impact on cash	(1)	(284)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,894	8,993

CASH AND CASH EQUIVALENTS:
Beginning of period	84,579	25,410
End of period	$90,473	$34,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$582	$4,081
Interest	$123	$280
Non-cash investing activities:
Change in capital expenditures in accounts payable	$13	$(506)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance -- June 29, 2025	$76	$103,784	$269,297	$(16,113)	$(135,452)	$24,839	$246,431
Net income	—	—	8,529	—	—	8	8,537
Currency translation adjustments	—	—	—	628	—	385	1,013
Pension and postretirement funded status adjustment, net of tax	—	—	—	32	—	—	32
Shares withheld for taxes on stock-based awards	—	—	—	—	(919)	—	(919)
Stock-based compensation	—	669	—	—	—	—	669
Employee stock purchases	—	11	—	—	5	—	16
Balance -- September 28, 2025	$76	$104,464	$277,826	$(15,453)	$(136,366)	$25,232	$255,779

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance -- June 30, 2024	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070	$225,615
Net income	—	—	3,703	—	—	45	3,748
Currency translation adjustments	—	—	—	(1,671)	—	(1,089)	(2,760)
Pension and postretirement funded status adjustment, net of tax	—	—	—	256	—	—	256
Stock-based compensation	—	188	—	—	—	—	188
Employee stock purchases	—	6	—	—	7	—	13
Balance -- September 29, 2024	$76	$101,218	$254,315	$(17,104)	$(135,471)	$24,026	$227,060

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Strattec Security Corporation (the "Company" or “Strattec”), headquartered in Milwaukee, Wisconsin, is a leading global manufacturer and provider of highly engineered advanced automotive access and security products and solutions. Products include power access solutions, locks & locksets, keys & fobs, engineered latches, vehicle start systems, door handles, and other vehicle access products. Power access solutions provide the motion control for power liftgates, sliding power doors and power tailgates. While the Company serves major automotive OEMs globally, the majority of sales are to the three largest automobile original equipment manufacturers (“OEMs”) in North America.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of June 29, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Annual Report.

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended September 28, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 2026. The condensed consolidated financial statements include the results of all wholly owned subsidiaries, as well as the results of a majority owned joint venture.

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

NOTE 3. WARRANTY

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

	Three Months Ended
	September 28, 2025	September 29, 2024
Balance, beginning of period	$8,900	$10,695
Provision charged to expense	960	387
Payments and other recoveries	(12)	(384)
Balance, end of period	$9,848	$10,698

NOTE 4. CREDIT FACILITIES

The Company has a $40 million secured revolving credit facility (the “Strattec Credit Facility”) with BMO Harris Bank N.A., while its joint venture has an $18 million secured revolving credit facility (the “ADAC-Strattec Credit Facility”) with BMO Harris Bank N.A., which the Company guarantees. The ADAC-Strattec Credit Facility matures in August 2026. The credit facilities are secured by U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S.

Interest on borrowings under the Strattec Credit Facility is based on the bank's prime rate or SOFR plus 1.85%. Interest on borrowings under the ADAC-Strattec Credit Facility is at varying rates based on the bank's prime rate plus a 2% interest rate margin or SOFR plus 3.10%. Both credit facilities contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-Strattec Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of September 28, 2025, we were in compliance with all financial covenants.

Outstanding borrowings under the credit facilities were as follows (in thousands):

	Strattec Credit Facility		ADAC-Strattec Credit Facility
	September 28, 2025	June 29, 2025	September 28, 2025	June 29, 2025
Outstanding borrowings	$—	$—	$5,000	$8,000

Average outstanding borrowings and the weighted average interest rate under each such credit facility were as follows (in thousands, except percentages):

	Strattec Credit Facility		ADAC-Strattec Credit Facility
	Three Months Ended		Three Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Average outstanding borrowings	$—	$—	$6,552	$13,736
Weighted average interest rate	—	—	7.4%	8.5%

On October 27, 2025, the Company entered into a new revolving credit agreement with BMO Harris N.A (“Amended & Restated Credit Agreement”), to replace the existing $40 million Strattec Credit Facility that was set to mature in August 2026. The Amended & Restated Credit Agreement provides for a $40 million revolving line of credit which matures October 2028. The refinancing was undertaken to extend the maturity profile. The new facility bears interest at a rate based on SOFR plus an applicable margin of 1.50%. The previous Strattec Credit Facility was terminated upon the closing of the new agreement.

NOTE 5. DERIVATIVE INSTRUMENTS

A portion of the Company's manufacturing costs are incurred in Mexican pesos, which causes earnings and cash flows to fluctuate with changes in the U.S. dollar/Mexican peso exchange rate. During the three month periods ended September 28, 2025 and September 29, 2024, the Company entered into contracts with a creditworthy counterparty that provide for monthly Mexican peso currency forward contracts for a portion of peso denominated operating costs. The following table quantifies the outstanding forward contracts as of September 28, 2025 (in thousands, except with respect to the average forward contractual exchange rate):

	Effective Dates	Notional Amount	Average Forward Contractual Exchange Rate	Fair Market Value
Buy MXP/Sell USD	October 6, 2025 - September 14, 2026	$29,686	20.36	$2,607

NOTE 6. INCOME TAXES

The Company's income tax expense and effective tax rate for the three month periods ended September 28, 2025 and September 29, 2024 were as follows (in thousands and percentage of Income before income taxes and non-controlling interest):

	Three Months Ended
	September 28, 2025	September 29, 2024
Income before income taxes and non-controlling interest	$10,893	$5,246
Income tax expense	$2,356	$1,498
Effective tax rate	21.6%	28.6%

The Company is subject to income taxes in the United States and foreign jurisdictions, primarily Mexico. The Company's income tax positions are based on interpretations of income tax laws and rulings in each of the jurisdictions which the Company operates. Interim income tax expense is determined based on an estimate of the overall annual effective income tax rate which can vary due to the relationship of foreign and domestic earnings, state taxes and available deductions, credits and discrete items.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. There are multiple business tax provisions for which further guidance from the U.S. Treasury and the Internal Revenue Service is needed. The Company is currently reviewing and evaluating the impact of the guidance provided to date that could affect our income tax payable and deferred tax liability, including changes related to bonus depreciation and the expensing of research and development expenditures, among other topics.

The effective tax rate for the three-month period ended September 28, 2025 was consistent with the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally higher the U.S. federal statutory rate, partially offset by the recognition of U.S. research and development tax credits and discrete income tax benefits associated with share-based payments. The effective tax rate for the three months ended September 29, 2024 was higher than the US federal statutory rate as a result of profits generated in foreign jurisdictions (Mexico) which has a higher statutory income tax rate.

NOTE 7. EARNINGS PER SHARE

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2025	September 29, 2024
Net income attributable to Strattec	$8,529	$3,703

Basic weighted-average shares outstanding	4,054	4,005
Effect of dilutive securities - employee stock compensation plan	73	41
Diluted weighted-average shares outstanding	4,127	4,046
Earnings per share attributable to Strattec
Basic	$2.10	$0.92
Diluted	$2.07	$0.92

NOTE 8. STOCK-BASED COMPENSATION

The Company has granted service-based restricted stock awards ("RSAs") and performance stock units ("PSUs") to employees and non-employee directors under existing stock incentive plans.

The number of shares of the Company's common stock authorized under the current 2024 Equity Incentive Plan is 550,000. As of September 28, 2025, there were 371,388 shares available for future awards.

As of September 28, 2025, there was $1.7 million of unrecognized compensation cost related to non-vested PSUs and $3.8 million of unrecognized compensation cost related to non-vested RSAs, which will be expensed over the remaining vesting period of approximately 2 years. As of September 29, 2024, there was $1.7 million of unrecognized compensation cost related to non-vested RSAs.

A summary of restricted stock award and performance stock unit activity was as follows:

	RSAs		PSUs
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested balance, beginning of period	129,139	$36.37	16,878	$39.16
Granted	29,524	$67.56	18,403	67.50
Vested	(39,793)	$32.95	-	—
Forfeited	(4,851)	$40.44	-	—
Nonvested balance, end of period	114,019	$45.05	35,281	$53.94

NOTE 9. OTHER (EXPENSE) INCOME, NET

The following table summarizes the components of Other (expense) income, net included in the accompanying consolidated statements of income (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Foreign currency transaction (loss) gain	$(671)	$1,005
Rabbi trust assets gain	74	96
Realized and unrealized gain (loss) on peso forward contracts, net	1,243	(735)
Non-service pension and postemployment cost	(1,007)	(363)
Other	86	126
	$(275)	$129

In the three months ended September 28, 2025, non-service post-employment costs included a $0.6 million charge related to restructuring actions in our Mexico operations.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) by component (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Foreign currency translation adjustments:
Balance, beginning of period	$15,421	$14,716
Other comprehensive (income) loss before reclassifications	(1,013)	2,760
Other comprehensive (income) loss attributable to non-controlling interest	(385)	1,089
Balance, end of period	14,793	16,387
Retirement and postretirement benefit plans:
Balance, beginning of period	$692	$973
Other comprehensive (income) loss before reclassifications	—	(220)
Unrecognized net income	(32)	(36)
Balance, end of period	660	717
Accumulated other comprehensive loss, end of period	$15,453	$17,104

NOTE 11. RELATED PARTY

The Company owns 51% of a joint venture, which was formed in fiscal 2007 to support customers with painted door handles and exterior trim products from operations in Mexico. The following tables summarize the related party transactions that arise as a result of the joint venture operating agreement (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Management fee expense	$2,737	$2,480
Net sales to joint venture partner	$1,750	$2,325

	September 28, 2025	June 29, 2025
Accounts receivable from joint venture partner	$773	$731
Accounts payable to joint venture partner	$6,539	$7,413

NOTE 12. SEGMENT INFORMATION

The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM assesses the performance and makes capital and resource allocation decisions based on Net income attributable to Strattec.

The CODM considers the impact of significant segment expenses on this measure to assess profitability and guide strategic decision making including entering into significant contracts, expanding into new markets or launching new products, making significant capital expenditures, hiring and terminating key personnel and approving operating budgets.

Net sales and significant segment expenses are as follows (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Net sales	$152,399	$139,052
Significant expenses:
Direct material costs	83,888	78,070
Labor and overhead costs	42,176	42,061
Selling costs	2,820	2,611
Administrative costs	6,071	4,540
Engineering costs	6,997	6,707
Interest income	(877)	(349)
Interest expense	156	295
Other income, net	275	(129)
Income tax expense	2,356	1,498
Net income	8,537	3,748
Net income attributable to non-controlling interest	8	45
Net income attributable to Strattec	$8,529	$3,703

Sales by product group were as follows (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Power access solutions	$38,124	$33,342
Door handles & exterior trim	38,645	35,341
Keys & locksets	29,330	23,022
Latches	19,729	19,111
User interface controls	12,846	13,839
Aftermarket and service	10,757	11,548
Other	2,968	2,849
	$152,399	$139,052

Sales to and receivables from customers that individually accounted for 10% or more of the Company's total net sales were as follows (in thousands and percent of total):

	Three Months Ended
	September 28, 2025		September 29, 2024
	Net Sales	%	Net Sales	%
General Motors Company	$41,778	27%	$42,160	30%
Ford Motor Company	33,859	22	32,137	23
Stellantis	22,792	15	12,765	9
	$98,429	64%	$87,062	62%

	September 28, 2025		September 29, 2024
	Receivables	%	Receivables	%
General Motors Company	$27,080	26%	$30,959	30%
Ford Motor Company	22,293	22	24,866	24
Stellantis	17,049	17	11,062	11
	$66,422	65%	$66,887	65%

NOTE 13. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is party to various legal actions, administrative proceedings, and claims arising in the ordinary course of business, including matters related to alleged product defects and warranties, contract disputes, intellectual property, and employment issues. The Company recognizes accruals for such matters in accordance with U.S. GAAP when a loss is probable and reasonably estimable. While the outcome of these matters cannot be predicted with certainty, based on currently available information, management does not believe the ultimate resolution of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes.

Business Overview

Our strategic priority is to execute a business transformation to strengthen the Company’s profitability and deliver sustainable sales growth. We expect to improve our business with upgraded systems and processes, modernization of our support functions and a focus on productivity and efficiencies in our manufacturing operations. We believe this will result in an optimized cost structure and consistent cash generation through improved working capital velocity and efficient asset utilization. In the short term, cash generated from our operations will be reinvested in our business to fund our transformational efforts and growth initiatives. To drive organic growth, we will leverage our technical engineering expertise, market-leading positions and strong customer relationships to generate innovative solutions and capture more content on current platforms, win new platforms with current customers, gain new customers both domestically and abroad and build opportunities in the broader transportation industry.

Volatility in the North American automotive industry is driven by supply chain disruptions, global inflation, thinning labor availability, rising global commodity costs and a changing global trade and geopolitical climate. These macro conditions, coupled with changes in production volumes by OEMs in response to new vehicle consumer demand impact our sales and profitability levels. Lower near term North American light vehicle production estimates, which are subject to change, are a result of recent industry-wide supply chain disruptions, tariff uncertainties, and availability of raw materials including rare earth minerals. As we look forward and navigate these macroeconomic challenges and fluctuating OEM production volumes, we are focused on executing new initiatives to improve our cost structure, continuing to mitigate the impact of incremental tariff costs, driving cash flow through improved working capital utilization and securing new platforms to solidify future sales growth.

Analysis of Results of Operations

Three months ended September 28, 2025 (first quarter fiscal 2026) compared with the three months ended September 29, 2024 (first quarter fiscal 2025)

The Company's consolidated results of operations were as follows (in thousands):

	Three Months Ended		Change
	September 28, 2025	September 29, 2024	$	%
Net sales	$152,399	$139,052	$13,347	10%
Direct material costs	83,888	78,070	5,818	7%
Labor and overhead costs	42,176	42,061	115	0%
Cost of goods sold	126,064	120,131	5,933	5%
Gross profit	26,335	18,921	7,414	39%
Gross margin	17.3%	13.6%		370	bp
Selling, administrative and engineering expenses	15,888	13,858	2,030	15%
Income from operations	10,447	5,063	5,384	106%
Operating margin	6.9%	3.6%		320	bp
Interest income	877	349	528	151%
Interest expense	(156)	(295)	139	-47%
Other (expense) income, net	(275)	129	(404)	(313%)
Income before income taxes and non-controlling interest	10,893	5,246	5,647	108%
Income tax expense	2,356	1,498	858	57%
Net income	8,537	3,748	4,789	128%
Net income attributable to non-controlling interest	8	45	(37)	-82%
Net income attributable to Strattec	8,529	3,703	4,826	130%

Earnings per share attributable to Strattec:
Basic	$2.10	$0.92	$1.18	128%
Diluted	$2.07	$0.92	$1.15	126%

First quarter fiscal 2026 net sales totaled $152.4 million, representing an increase of $13.3 million, or 10%, compared with the prior year first quarter. The year-over-year increase in net sales was primarily driven by $4.3 million of higher demand, $3.9 million of pricing, $3.0 million of favorable mix and content per vehicle and $2.1 million in net new program launches. Sales growth was primarily in our power access solutions, door handles & exterior trim and keys & locksets product lines.

Gross profit was $26.3 million in the first quarter fiscal 2026, compared with $18.9 million in the comparable prior year period. Gross profit margin improved year-over-year from 13.6% to 17.3%, a 370 basis point improvement, as a result of enhanced leverage of our fixed cost structure from higher volume combined with restructuring actions completed in the prior year as well as the benefits of pricing. Material costs increased $5.8 million on higher production levels while labor and overhead costs increased $0.1 million. Relatively flat year-over-year conversion costs reflect $1.6 million in labor cost savings (including benefits from previously completed restructuring actions), $0.5 million lower provision for annual bonuses and a gain on customer tooling programs. Offsetting headwinds included incremental tariff costs of $0.8 million, $1.1 million of higher Mexico labor costs and unfavorable changes in foreign currency exchange rates of $0.5 million.

Selling, administrative, and engineering expenses were 10.4% of sales for the three months ended September 28, 2025, compared with 10.0% in the prior year period. Fiscal 2026 first quarter expenses were $15.9 million, a $2.0 million increase year-over-year. Additional costs in the current quarter were the result of timing of outside service spend, a $0.5 million increase in equity compensation costs and continued investments in the business, including $0.9 million of incremental employee costs and $0.4 million of business transformation costs. The first quarter last year also included $0.9 million of executive transition costs, compared to $0.1 million in the current year.

Interest income increased $0.5 million due to increased levels of cash and cash equivalents, which are invested in overnight money market funds. Interest expense decreased $0.1 million, the result of the continued paydown of amounts outstanding under revolving credit agreements.

Changes in Other (expense) income, reflect foreign currency transaction gains and losses, changes in the fair value of peso forward contracts and non-service post-employment costs. In the first quarter of fiscal 2026, non-service post-employment costs included a $0.6 million charge related to restructuring actions in our Mexico operations.

The effective income tax rate was 21.6% and 28.6% for the first quarter of fiscal 2026 and 2025, respectively. The effective tax rate for the three month period ended September 28, 2025 was consistent with the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally higher the U.S. federal statutory rate, partially offset by the recognition of U.S. research and development tax credits and discrete income tax benefits associated with share-based payments. The effective tax rate for the three months ended September 29, 2024 was higher than the US federal statutory rate as a result of profits generated in foreign jurisdictions (Mexico) which has a higher statutory income tax rate.

Liquidity and Capital Resources

At September 28, 2025, we had $90.5 million of cash and cash equivalents, of which $3.4 million was held by our foreign subsidiaries and $87.1 million was held domestically. Excess cash is held in money market funds. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Three Months Ended
	September 28, 2025	September 29, 2024
Cash provided by operating activities	$11.3	$11.3
Cash used in investing activities	(1.5)	(2.1)
Cash (used in) provided by financing activities	(3.9)	0.1
Effect of exchange rate changes on cash	—	(0.3)
Net increase in cash and cash equivalents	$5.9	$9.0

Cash flow from operations was $11.3 million, consistent with the prior year. Cash provided by operating activities for the first quarter of fiscal 2026 reflects cash earnings, partially offset by a $2.3 million increase in operating assets and liabilities. First quarter cash flow from operations in both periods reflects the payment of annual short-term incentive compensation earned in the prior year. Cash used in investing activities, which includes capital expenditures to support customer programs and modernization of equipment was $1.5 million during the first quarter of fiscal 2026 compared with $2.1 million in the prior year period. Net cash used in financing activities resulted from the repayment of $3.0 million under the joint venture revolving credit agreement during fiscal 2026 and the payment of $0.9 million for taxes withheld related to the vesting of share-based awards.

At September 28, 2025, no borrowings were outstanding under the $40.0 million Strattec Credit Facility and $5.0 million was outstanding under the $18.0 million joint venture revolving credit agreement. The Company was in compliance with all covenants under its credit facilities at September 28, 2025.

On October 27, 2025, the Company entered into a new revolving credit agreement BMO Harris N.A (“Amended & Restated Credit Agreement”), to replace the existing $40 million Strattec Credit Facility that was set to mature in August 2026. The Amended & Restated Credit Agreement provides for a $40 million revolving line of credit which matures October 2028. The refinancing was undertaken to extend the maturity profile. The new facility bears interest at a rate based on SOFR plus an applicable margin of 1.50%. The previous Strattec Credit Facility was terminated upon the closing of the new agreement. The ADAC-Strattec Credit Facility matures in August 2026.

We believe that the revolving credit lines, combined with our existing cash and anticipated operating cash flows will be adequate to meet operating, debt service and capital expenditure funding requirements for the foreseeable future.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	September 28, 2025	PWC %	June 29, 2025	PWC %
Accounts Receivable, net	$103	17%	$102	17%
Inventory, net	62	10%	65	11%
Accounts payable	(61)	(10%)	(66)	(11%)
Net primary working capital	$104	17%	$101	17%

Primary working capital as a percentage of net sales was 17% in the first quarter of both fiscal 2026 and fiscal 2025. Despite a $3.1 million reduction in inventory levels and flat accounts receivable as a percentage of net sales, reduced accounts payable on decreased purchases resulted in consistent PWC%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF

EQUITY SECURITIES

Our Board of Directors authorized a stock repurchase program on October 16, 1996, and the program was publicly announced on October 17, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through September, 28, 2025, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. Currently, 184,073 shares remain available to be repurchased under the program. No shares were repurchased during the three-month period ended September 28, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans.

During the fiscal quarter ended September 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10.1	Non-Employee Director Compensation Program for Fiscal Year 2026	Filed herewith
10.2	Form of Restricted Stock Award Agreement for Named Executive Officers	Filed herewith
10.3	Form of Performance Stock Unit Agreement for Named Executive Officers	Filed herewith
31.1	Rule 13a-14(a) Certification of Jennifer L. Slater, Chief Executive Officer

This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

31.2	Rule 13a-14(a) Certification of Matthew Pauli, Chief Financial Officer	Filed herewith
32	18 U.S.C. Section 1350 Certifications	Filed herewith
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 has been formatted in Inline XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strattec Security Corporation (Registrant)

Date: October 31, 2025	By:	/s/ Matthew Pauli
Matthew Pauli
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)