Form 10-Q
period 2025-12-28
STRATTEC SECURITY CORP
filed 2026-02-06
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2025

or

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

Common stock, par value $0.01 per share: 4,179,778 shares outstanding as of January 30, 2026 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

TABLE OF CONTENTS

December 28, 2025

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
•
delays and restrictions impacting the import of goods and components stemming from heightened security procedures or changes in policies implemented by the U.S. or Mexican governments related to U.S.-Mexico border crossings could have a negative effect on our business;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net sales	$137,534	$129,919	$289,933	$268,971
Cost of goods sold	114,812	112,768	240,876	232,899
Gross profit	22,722	17,151	49,057	36,072
Selling, administrative and engineering expenses	17,860	15,017	33,748	28,875
Income from operations	4,862	2,134	15,309	7,197
Interest income	885	408	1,762	757
Interest expense	(96)	(257)	(252)	(552)
Other income (expense), net	1,691	(482)	1,416	(353)
Income before income taxes and non-controlling interest	7,342	1,803	18,235	7,049
Income tax expense	1,699	405	4,055	1,903
Net income	5,643	1,398	14,180	5,146
Net income attributable to non-controlling interest	696	79	704	124
Net income attributable to Strattec	$4,947	$1,319	$13,476	$5,022

Earnings per share attributable to Strattec
Basic	$1.21	$0.33	$3.31	$1.25
Diluted	$1.20	$0.32	$3.26	$1.24

Weighted average shares outstanding:
Basic	4,080	4,035	4,067	4,020
Diluted	4,131	4,070	4,129	4,058

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net income	$5,643	$1,398	$14,180	$5,146

Other comprehensive income (loss), net of tax:
Currency translation adjustments	774	(1,245)	1,787	(4,005)
Pension and postretirement plans	32	36	64	292
Total other comprehensive income (loss), net of tax	806	(1,209)	1,851	(3,713)
Comprehensive income	6,449	189	16,031	1,433
Comprehensive income (loss) attributable to non-controlling interest	984	(407)	1,377	(1,451)
Comprehensive income attributable to Strattec	$5,465	$596	$14,654	$2,884

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts and per share amounts)

	December 28, 2025	June 29, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$99,027	$84,579
Receivables, net	89,217	102,061
Inventories:
Finished products	16,955	12,398
Work in process	11,868	11,303
Purchased materials	43,111	41,000
Inventories, net	71,934	64,701
Pre-production costs	6,857	8,657
Value-added tax recoverable	19,858	19,389
Other current assets	6,374	10,676
Total current assets	293,267	290,063
Noncurrent Assets:
Property, plant and equipment:
Land and improvements	6,808	6,582
Buildings and improvements	41,976	39,821
Machinery and equipment	232,369	236,545
Total property, plant and equipment	281,153	282,948
Less: accumulated depreciation	206,517	205,538
Property, plant and equipment, net	74,636	77,410
Deferred income taxes	19,758	19,531
Other noncurrent assets	4,584	4,450
Total Assets	$392,245	$391,454
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$59,568	$65,824
Accrued payroll and benefits	15,709	22,956
Value-added tax payable	12,732	11,933
Warranty reserve	8,567	8,900
Current portion of borrowings under credit facilities	2,500	-
Other current liabilities	13,374	9,737
Total current liabilities	112,450	119,350
Noncurrent Liabilities:
Noncurrent portion of borrowings under credit facilities	-	8,000
Post-employment benefits	12,806	13,325
Other noncurrent liabilities	3,975	4,348
Total Liabilities	$129,231	$145,023
Shareholders' Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,699,083 issued shares at December 28, 2025 and 7,635,883 issued shares at June 29, 2025	$77	$76
Capital in excess of par value	105,601	103,784
Retained earnings	282,773	269,297
Accumulated other comprehensive loss	(14,935)	(16,113)
Less: treasury stock, at cost (3,615,268 shares at December 28, 2025 and 3,596,549 shares at June 29, 2025)	(136,718)	(135,452)
Total Strattec shareholders’ equity	236,798	221,592
Non-controlling interest	26,216	24,839
Total Shareholders' Equity	263,014	246,431
Total Liabilities and Shareholders' Equity	$392,245	$391,454

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	December 28, 2025	December 29, 2024
OPERATING ACTIVITIES:
Net income	$14,180	$5,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,678	7,206
Foreign currency transaction loss (gain)	1,134	(1,193)
Unrealized (gain) loss on peso contracts	(372)	936
Stock-based compensation expense	1,794	1,079
Other, net	543	816
Change in operating assets and liabilities:
Receivables	12,894	7,379
Inventories	(7,233)	138
Prepaids and other assets	6,649	7,844
Accounts payable	(6,362)	(3,990)
Accrued liabilities	(5,697)	(4,580)
Net cash provided by operating activities	25,208	20,781

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,160)	(2,990)
Proceeds from sale of property, plant and equipment	259	—
Net cash used in investing activities	(3,901)	(2,990)

FINANCING ACTIVITIES:
Borrowings under credit facilities	—	3,000
Repayments under credit facilities	(5,500)	(3,000)
Payment for debt issuance costs	(98)	—
Payment for taxes withheld from stock-based awards	(1,274)	—
Share issuances	32	28
Net cash (used in) provided by financing activities	(6,840)	28

Foreign currency impact on cash	(19)	(604)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,448	17,215

CASH AND CASH EQUIVALENTS:
Beginning of period	84,579	25,410
End of period	$99,027	$42,625

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,157	$8,539
Interest	$184	$559
Non-cash investing activities:
Change in capital expenditures in accounts payable	$-	$(450)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance -- June 29, 2025	$76	$103,784	$269,297	$(16,113)	$(135,452)	$24,839	$246,431
Net income	—	—	8,529	—	—	8	8,537
Currency translation adjustments	—	—	—	628	—	385	1,013
Pension and postretirement adjustment, net of tax	—	—	—	32	—	—	32
Shares withheld for taxes on stock-based awards	—	—	—	—	(919)	—	(919)
Stock-based compensation	—	669	—	—	—	—	669
Share issuances	—	11	—	—	5	—	16
Balance -- September 28, 2025	$76	$104,464	$277,826	$(15,453)	$(136,366)	$25,232	$255,779
Net income	—	—	4,947	—	—	696	5,643
Currency translation adjustments	—	—	—	486	—	288	774
Pension and postretirement adjustment, net of tax	—	—	—	32	—	—	32
Shares withheld for taxes on stock-based awards	—	—	—	—	(355)	—	(355)
Stock-based compensation	—	1,125	—	—	—	—	1,125
Share issuances	1	12	—	—	3	—	16
Balance -- December 28, 2025	$77	$105,601	$282,773	$(14,935)	$(136,718)	$26,216	$263,014

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance -- June 30, 2024	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070	$225,615
Net income	—	—	3,703	—	—	45	3,748
Currency translation adjustments	—	—	—	(1,671)	—	(1,089)	(2,760)
Pension and postretirement adjustment, net of tax	—	—	—	256	—	—	256
Stock-based compensation	—	188	—	—	—	—	188
Share issuances	—	6	—	—	7	—	13
Balance -- September 29, 2024	$76	$101,218	$254,315	$(17,104)	$(135,471)	$24,026	$227,060
Net income	—	—	1,319	—	—	79	1,398
Currency translation adjustments	—	—	—	(759)	—	(486)	(1,245)
Pension and postretirement adjustment, net of tax	—	—	—	36	—	—	36
Stock-based compensation	—	891	—	—	—	—	891
Share issuances	—	9			6		15
Balance -- December 29, 2024	$76	$102,118	$255,634	$(17,827)	$(135,465)	$23,619	$228,155

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

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended December 28, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 2026. The condensed consolidated financial statements include the results of all wholly owned subsidiaries, as well as the results of a majority owned joint venture.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For the Company, this ASU is effective for annual periods beginning after December 15, 2024 (fiscal 2026). The adoption of ASU 2023-09 will not affect the Company’s financial position or its results of operations but will result in additional disclosures for the fiscal 2026 annual period and for interim periods thereafter.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 (fiscal 2028) and for interim periods beginning after December 15, 2027 (fiscal 2029). The adoption of ASU 2024-03 will not affect the Company’s financial position or its results of operations but will result in additional disclosures for the fiscal 2028 annual period and for interim periods thereafter.

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

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Balance, beginning of period	$9,848	$10,698	$8,900	$10,695
Provision charged to expense	933	582	1,893	969
Payments, net of recoveries	(2,214)	(334)	(2,226)	(718)
Balance, end of period	$8,567	$10,946	$8,567	$10,946

NOTE 4. CREDIT FACILITIES

On October 27, 2025, the Company entered into a new revolving credit agreement with BMO Harris N.A. ("Amended & Restated Credit Agreement"), to replace the existing $40 million Strattec Credit Facility. The Amended & Restated Credit Agreement provides for a $40 million revolving line of credit which matures October 2028. The new facility bears interest at varying rates based on the bank's prime rate or SOFR plus 1.50%. The previous Strattec Credit Facility was terminated upon the closing of the new agreement. There were no outstanding borrowings on either facility during the six months ended December 28, 2025 and December 29, 2024.

The Company's joint venture has an $18 million secured revolving credit facility (the “ADAC-Strattec Credit Facility”) with BMO Harris Bank N.A., which the Company guarantees. The ADAC-Strattec Credit Facility matures in August 2026. Interest on borrowings under the ADAC-Strattec Credit Facility is at varying rates based on the bank's prime rate plus 2% or SOFR plus 3.10%.

The credit facilities are secured by U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. and contain a restrictive financial covenant that requires the applicable borrower to maintain a minimum net worth level. The ADAC-Strattec Credit Facility includes an additional restrictive financial covenant that requires the maintenance of a minimum fixed charge coverage ratio. As of December 28, 2025, the Company was in compliance with all financial covenants.

Outstanding borrowings under the ADAC-Strattec Credit Facility were as follows (in thousands):

	December 28, 2025	June 29, 2025
Outstanding borrowings	$2,500	$8,000

Average outstanding borrowings and the weighted average interest rate under the ADAC-Strattec Credit Facility were as follows (in thousands, except percentages):

	Six Months Ended
	December 28, 2025	December 29, 2024
Average outstanding borrowings	$3,374	$13,368
Weighted average interest rate	7.1%	8.2%

NOTE 5. DERIVATIVE INSTRUMENTS

A portion of the Company's manufacturing costs are incurred in Mexican pesos, which causes earnings and cash flows to fluctuate with changes in the U.S. dollar/Mexican peso exchange rate. During the three and six month periods ended December 28, 2025 and December 29, 2024, the Company entered into contracts with a creditworthy counterparty that provide for monthly Mexican peso currency forward contracts for a portion of peso denominated operating costs. The following table quantifies the outstanding forward contracts as of December 28, 2025 (in thousands, except with respect to the average forward exchange rate):

	Effective Dates	Notional Amount	Average Forward Exchange Rate	Fair Market Value
Buy MXP/Sell USD	November 2025 - December 2026	$32,152	19.74	$2,687

NOTE 6. INCOME TAXES

The Company's income tax expense and effective tax rate for the three and six month periods ended December 28, 2025 and December 29, 2024 were as follows (in thousands and percentage of Income before income taxes and non-controlling interest):

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Income before income taxes and non-controlling interest	$7,342	$1,803	$18,235	$7,049
Income tax expense	$1,699	$405	$4,055	$1,903
Effective tax rate	23.1%	22.5%	22.2%	27.0%

The Company is subject to income taxes in the United States and foreign jurisdictions, primarily Mexico. The Company's income tax positions are based on interpretations of income tax laws and rulings in each of the jurisdictions in which the Company operates. Interim income tax expense is determined based on an estimate of the overall annual effective income tax rate which can vary due to the relationship of foreign and domestic earnings, state taxes and available deductions, credits and discrete items. The effective tax rate for each period presented differs from the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally higher than the U.S. federal statutory rate, partially offset by the recognition of U.S. research and development tax credits and discrete income tax benefits associated with share-based payments.

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

NOTE 7. RESTRUCTURING

In an effort to optimize its cost structure, the Company implemented a one-time voluntary retirement program during the second quarter of fiscal 2026. The total expected cost of this action is $2.2 million, of which $1.7 million was recognized in the the three months ended December 28, 2025. This cost included $1.3 million of separation payments and $0.4 million for the acceleration of share-based awards. The remaining $0.5 million of cost is expected to be recognized during the remainder of fiscal 2026. Restructuring costs were $0.3 million in the three months ended December 29, 2024. All accrued retirement payments will be paid in the next twelve months. Voluntary retirement expense is reported in the accompanying Condensed Consolidated Statements of Income as part of Selling, Administrative, and Engineering Expenses.

NOTE 8. EARNINGS PER SHARE

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net income attributable to Strattec	$4,947	$1,319	$13,476	$5,022

Basic weighted-average shares outstanding	4,080	4,035	4,067	4,020
Effect of dilutive securities - employee stock compensation plan	51	35	62	38
Diluted weighted-average shares outstanding	4,131	4,070	4,129	4,058
Earnings per share attributable to Strattec
Basic	$1.21	$0.33	$3.31	$1.25
Diluted	$1.20	$0.32	$3.26	$1.24

NOTE 9. STOCK-BASED COMPENSATION

The Company has granted service-based restricted stock awards ("RSAs") and performance stock units ("PSUs") to employees and non-employee directors under existing stock incentive plans.

The number of shares of the Company's common stock authorized under the current 2024 Equity Incentive Plan is 550,000. As of December 28, 2025, there were 361,794 shares available for future awards.

As of December 28, 2025, there was $1.6 million of unrecognized compensation cost related to non-vested PSUs and $3.5 million of unrecognized compensation cost related to non-vested RSAs, which will be expensed over the remaining vesting period of approximately 2 years. As of December 29, 2024, there was $4.4 million of unrecognized compensation cost related to non-vested RSAs and PSUs.

A summary of restricted stock award and performance stock unit activity was as follows:

	RSAs		PSUs
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested balance, June 29, 2025	129,139	$36.37	16,878	$39.16
Granted	36,912	$67.45	19,506	68.06
Vested	(63,200)	$34.97	-	—
Forfeited	(5,226)	$39.93	-	—
Nonvested balance, December 28, 2025	97,625	$48.35	36,384	$54.65

NOTE 10. OTHER INCOME (EXPENSE), NET

The following table summarizes the components of Other income (expense), net included in the accompanying consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Foreign currency transaction (loss) gain	$(463)	$188	$(1,134)	$1,193
Rabbi trust assets gain (loss)	59	(19)	133	77
Realized and unrealized gain (loss) on peso forward contracts, net	1,372	(569)	2,615	(1,304)
Non-service pension and postemployment cost	674	(80)	(333)	(443)
Other	49	(2)	135	124
	$1,691	$(482)	$1,416	$(353)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) by component (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Foreign currency translation adjustments:
Balance, beginning of period	$14,793	$16,387	$15,421	$14,716
Other comprehensive (income) loss before reclassifications	(774)	1,245	(1,787)	4,005
Other comprehensive (income) loss attributable to non-controlling interest	(288)	486	(673)	1,575
Balance, end of period	14,307	17,146	14,307	17,146
Retirement and postretirement benefit plans:
Balance, beginning of period	$660	$717	$692	$973
Other comprehensive (income) loss before reclassifications	—	—	—	—
Unrecognized net income	(32)	(36)	(64)	(292)
Balance, end of period	628	681	628	681
Accumulated other comprehensive loss, end of period	$14,935	$17,827	$14,935	$17,827

NOTE 12. RELATED PARTY

The Company owns 51% of a joint venture, which was formed in fiscal 2007 to support customers with painted door handles and exterior trim products from operations in Mexico. The following tables summarize the related party transactions that arise as a result of the joint venture operating agreement (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Management fee expense	$2,488	$2,316	$5,225	$4,796
Net sales to joint venture partner	$1,254	$1,297	$3,004	$3,622

	December 28, 2025	June 29, 2025
Accounts receivable from joint venture partner	$511	$731
Accounts payable to joint venture partner	$5,887	$7,413

NOTE 13. SEGMENT INFORMATION

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

Net sales and significant segment expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net sales	$137,534	$129,919	$289,933	$268,971
Significant expenses:
Direct material costs	76,420	72,506	160,308	150,575
Labor and overhead costs	38,392	40,262	80,568	82,324
Selling costs	2,534	2,473	5,354	5,084
Administrative costs	8,504	6,159	14,575	10,699
Engineering costs	6,822	6,385	13,819	13,092
Interest income	(885)	(408)	(1,762)	(757)
Interest expense	96	257	252	552
Other (income) expense, net	(1,691)	482	(1,416)	353
Income tax expense	1,699	405	4,055	1,903
Net income	5,643	1,398	14,180	5,146
Net income attributable to non-controlling interest	696	79	704	124
Net income attributable to Strattec	$4,947	$1,319	$13,476	$5,022

Sales by product group were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Power access solutions	$34,458	$31,720	$72,582	$65,062
Door handles & exterior trim	35,016	32,903	73,661	68,244
Keys & locksets	26,757	20,066	56,087	43,088
Latches	16,322	17,708	36,051	36,819
User interface controls	12,491	13,991	25,337	27,830
Aftermarket and service	9,420	11,091	20,177	22,639
Other	3,070	2,440	6,038	5,289
	$137,534	$129,919	$289,933	$268,971

Sales to and receivables from customers that individually accounted for 10% or more of the Company's total net sales were as follows (in thousands and percent of total):

	Three Months Ended				Six Months Ended
	December 28, 2025		December 29, 2024		December 28, 2025		December 29, 2024
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
General Motors Company	$39,386	29%	$39,550	30%	$81,164	28%	$81,710	30%
Ford Motor Company	25,436	18	28,956	22	59,295	20	61,093	23
Stellantis	25,329	18	11,727	9	48,121	17	24,492	9
	$90,151	65%	$80,233	61%	$188,580	65%	$167,295	62%

	December 28, 2025		June 29, 2025
	Receivables	%	Receivables	%
General Motors Company	$22,433	25%	$26,581	26%
Ford Motor Company	16,679	19	19,916	20
Stellantis	17,709	20	14,812	15
	$56,821	64%	$61,309	61%

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

Analysis of Results of Operations

Three months ended December 28, 2025 (second quarter fiscal 2026) compared with the three months ended December 29, 2024 (second quarter fiscal 2025)

The Company's consolidated results of operations were as follows (in thousands):

	Three Months Ended		Change
	December 28, 2025	December 29, 2024	$	%
Net sales	$137,534	$129,919	$7,615	6%
Direct material costs	76,420	72,506	3,914	5%
Labor and overhead costs	38,392	40,262	(1,870)	(5%)
Cost of goods sold	114,812	112,768	2,044	2%
Gross profit	22,722	17,151	5,571	32%
Gross margin	16.5%	13.2%		330	bp
Selling, administrative and engineering expenses	17,860	15,017	2,843	19%
Income from operations	4,862	2,134	2,728	128%
Operating margin	3.5%	1.6%		190	bp
Interest income	885	408	477	117%
Interest expense	(96)	(257)	161	-63%
Other income (expense), net	1,691	(482)	2,173	(451%)
Income before income taxes and non-controlling interest	7,342	1,803	5,539	307%
Income tax expense	1,699	405	1,294	320%
Net income	5,643	1,398	4,245	304%
Net income attributable to non-controlling interest	696	79	617	781%
Net income attributable to Strattec	4,947	1,319	3,628	275%

Earnings per share attributable to Strattec:
Basic	$1.21	$0.33	$0.89	271%
Diluted	$1.20	$0.32	$0.87	270%

Second quarter fiscal 2026 net sales totaled $137.5 million, representing an increase of $7.6 million, or 6%, compared with the prior year second quarter. The year-over-year increase in net sales was primarily driven by $4.4 million of pricing (including $1.4 million of customer recoveries for tariffs), $3.0 million of favorable mix and content per vehicle and $2.4 million in net new program launches, partially offset by $2.3 million lower market demand.

Gross profit was $22.7 million in the second quarter of fiscal 2026, compared with $17.2 million in the comparable prior year period. Gross profit margin improved year-over-year from 13.2% to 16.5%, a 330 basis point improvement, as a result of enhanced leverage of our fixed cost structure from increased production volumes combined with a $3.0 million benefit from pricing. Improved year-over-year conversion costs reflect $2.3 million in labor cost savings (including benefits from previously completed restructuring actions) and $0.5 million lower royalty expense on reduced aftermarket demand. Offsetting headwinds included unfavorable changes in foreign currency exchange rates of $1.6 million, $1.2 million of higher Mexico labor costs and incremental tariff costs of $0.9 million.

Selling, administrative, and engineering expenses were 13.0% of sales for the three months ended December 28, 2025, compared with 11.6% in the prior year period. Fiscal 2026 second quarter expenses were $17.9 million, a $2.8 million increase year-over-year. The current year quarter included a $1.7 million charge related to a voluntary retirement program while the prior year included a $0.2 million restructuring charge. Additional costs in the current quarter were the result of investments in the business including incremental employee costs of $0.7 million, timing of outside service spend and $0.7 million of business transformation costs. The second quarter last year also included $1.1 million of executive transition costs, compared to $0.1 million in the current year.

Interest income increased $0.5 million due to increased levels of cash and cash equivalents, which are invested in overnight money market funds. Interest expense decreased $0.2 million, the result of the continued paydown of amounts outstanding under revolving credit agreements.

Other income (expense) was $1.7 million of income in the current period compared to $0.5 million of expense in the prior year. Changes in other income (expense), reflect foreign currency transaction gains and losses, changes in the fair value of peso forward contracts and non-service post-employment costs.

The effective income tax rate was 23.1% and 22.4% for the second quarter of fiscal 2026 and 2025, respectively. The effective tax rate for each period presented differs from the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally higher than the U.S. federal statutory rate, partially offset by the recognition of U.S. research and development tax credits and discrete income tax benefits associated with share-based payments.

Six months ended December 28, 2025 compared with the six months ended December 29, 2024

The Company's consolidated results of operations were as follows (in thousands):

	Six Months Ended		Change
	December 28, 2025	December 29, 2024	$	%
Net sales	$289,933	$268,971	$20,962	8%
Direct material costs	160,308	150,575	9,733	6%
Labor and overhead costs	80,568	82,324	(1,756)	(2%)
Cost of goods sold	240,876	232,899	7,977	3%
Gross profit	49,057	36,072	12,985	36%
Gross margin	16.9%	13.4%		350	bp
Selling, administrative and engineering expenses	33,748	28,875	4,873	17%
Income from operations	15,309	7,197	8,112	113%
Operating margin	5.3%	2.7%		260	bp
Interest income	1,762	757	1,005	133%
Interest expense	(252)	(552)	300	-54%
Other income (expense), net	1,416	(353)	1,769	(501%)
Income before income taxes and non-controlling interest	18,235	7,049	11,186	159%
Income tax expense	4,055	1,903	2,152	113%
Net income	14,180	5,146	9,034	176%
Net income attributable to non-controlling interest	704	124	580	468%
Net income attributable to Strattec	13,476	5,022	8,454	168%

Earnings per share attributable to Strattec:
Basic	$3.31	$1.25	$2.06	165%
Diluted	$3.26	$1.24	$2.03	164%

Year-to-date net sales totaled $289.9 million, representing an increase of $21.0 million, or 8%, in the comparable prior year period. The year-over-year increase in net sales was primarily driven by $8.3 million of pricing (including $1.9 million of customer recoveries for tariffs), $5.6 million of higher demand, $4.4 million in net new program launches and $2.6 million of favorable mix and content per vehicle.

Year-to-date gross profit was $49.1 million, compared with $36.1 million in the comparable prior year period. Despite unfavorable changes in foreign currency exchange rates of $2.1 million and incremental tariff costs of $1.9 million, gross profit margin improved year-over-year from 13.4% to 16.9%, a 350 basis point improvement. Material costs increased $9.7 million on higher production levels while labor and overhead costs decreased $1.8 million. Lower year-over-year conversion costs on higher sales reflect our focused efforts to manage our cost structure, which includes a $3.0 million labor cost benefit from completed restructuring actions. Annual merit increases of $2.3 million and incremental freight & logistics costs of $0.4 million (due to supply chain disruptions) were offset by reduced aftermarket royalty costs on reduced demand and a $0.5 million lower provision for annual bonuses.

Selling, administrative, and engineering expenses were 11.6% of sales for the six months ended December 28, 2025, compared with 10.7% in the prior year period. Year-to-date expenses were $33.7 million, a $4.9 million increase year-over-year. The increase in costs reflects efforts to improve our cost structure including one-time restructuring and voluntary retirement costs of $1.3 million ($0.3 million in the prior year period) and $1.0 million of business transformation costs ($0.2 million in the prior year period). Higher incentive compensation cost of $0.7 million and $1.6 million associated with headcount additions were partially offset by reduced executive transition costs of $1.6 million.

Interest income increased $1.0 million due to increased levels of cash and cash equivalents, which are invested in overnight money market funds. Interest expense decreased $0.3 million, the result of the repayment of amounts outstanding under revolving credit agreements.

Other income (expense) was $1.4 million of income in the current period compared to $0.4 million of expense in the prior year. Changes in other income (expense), reflect foreign currency transaction gains and losses, changes in the fair value of peso forward contracts and non-service post-employment costs.

The effective income tax rate was 22.2% and 27.0% for the year-to-date period of fiscal 2026 and 2025, respectively. The higher effective tax rate in the prior year period was impacted by the foreign tax rate differential and a limitation on the utilization of our foreign tax credits on non-deductible items.

Liquidity and Capital Resources

At December 28, 2025, we had $99.0 million of cash and cash equivalents, of which $3.6 million was held by our foreign subsidiaries. Excess cash is held in money market funds. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Six Months Ended
	December 28, 2025	December 29, 2024
Cash provided by operating activities	$25.2	$20.8
Cash used in investing activities	(3.9)	(3.0)
Cash used in financing activities	(6.8)	—
Effect of exchange rate changes on cash	—	(0.6)
Net increase in cash and cash equivalents	$14.5	$17.2

Cash flow from operations was $25.2 million, and increase of $4.4 million compared with the prior year. Cash provided by operating activities for the year-to-date period of fiscal 2026 reflects cash earnings against flat operating assets and liabilities. Year-to-date cash flow from operations in both periods reflects the payment of annual short-term incentive compensation earned in the prior year and a replenishment of our inventory balance partially offset by the collection of receivables. Cash used in investing activities, which includes capital expenditures to support customer programs and modernization of equipment was $3.9 million year-to-date compared with $3.0 million in the prior year period. Current year net cash used in financing activities resulted from the repayment of $5.5 million under the joint venture revolving credit agreement during fiscal 2026 and the payment of $1.3 million for taxes withheld related to the vesting of share-based awards.

At December 28, 2025, no borrowings were outstanding under the $40.0 million Amended & Restated Credit Agreement and $2.5 million was outstanding under the $18.0 million joint venture revolving credit agreement. The Company was in compliance with all covenants under its credit facilities at December 28, 2025.

We believe that the revolving credit lines, combined with our existing cash and anticipated operating cash flows will be adequate to meet operating, debt service and capital expenditure funding requirements in both the short term and beyond.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	December 28, 2025	PWC %	June 29, 2025	PWC %
Accounts Receivable, net	$89	16%	$102	17%
Inventory, net	72	13%	65	11%
Accounts payable	(60)	(11%)	(66)	(11%)
Net primary working capital	$101	18%	$101	17%

Primary working capital levels at December 28, 2025 were consistent with the beginning of the fiscal year, as we increased inventory levels $7.2 million to improve customer deliveries, which was offset by reduced accounts receivable of $12.9 million on sequentially lower sales and a $6.3 million reduction in accounts payable due to timing of inventory purchases and payments.

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

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Condensed Consolidated Financial Statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report. If any of the identified risks are realized, our business, financial condition and operating results could be materially and adversely affected. In that case, the trading price of our Common Stock may decline. In addition, other risks of which we are currently unaware, or which we currently do not view as material, could have a material adverse effect on our business, financial condition and operating results. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10‑K for the year ended June 29, 2025 filed with the SEC on August 25, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF

EQUITY SECURITIES

Our Board of Directors initially authorized a stock repurchase program on October 16, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through December 28, 2025, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. Currently, 184,073 shares remain available to be repurchased under the program. No shares were repurchased during the six month period ended December 28, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans.

During the fiscal quarter ended December 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10.1	Amended & Restated Credit Agreement, dated October 27, 2025, between the Company and BMO Harris N.A.	Current Report on Form 8-K (filed on October 30, 2025; Exhibit 10.1 therein)
31.1	Rule 13a-14(a) Certification of Jennifer L. Slater, Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Matthew Pauli, Chief Financial Officer	Filed herewith
32	18 U.S.C. Section 1350 Certifications

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

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2025 has been formatted in Inline XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strattec Security Corporation (Registrant)

Date: February 6, 2026	By:	/s/ Matthew Pauli
Matthew Pauli
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)