Form 10-Q
period 2026-03-29
STRATTEC SECURITY CORP
filed 2026-05-08
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026

or

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

Common stock, par value $0.01 per share: 4,178,799 shares outstanding as of May 1, 2026 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

TABLE OF CONTENTS

March 29, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net sales	$137,632	$144,082	$427,565	$413,053
Cost of goods sold	114,971	120,977	355,848	353,876
Gross profit	22,661	23,105	71,717	59,177
Selling, administrative and engineering expenses	17,615	16,020	51,362	44,895
Income from operations	5,046	7,085	20,355	14,282
Interest income	879	529	2,641	1,286
Interest expense	(70)	(243)	(322)	(795)
Other income (expense), net	(748)	(16)	668	(369)
Income before income taxes and non-controlling interest	5,107	7,355	23,342	14,404
Income tax expense	1,282	1,644	5,337	3,547
Net income	3,825	5,711	18,005	10,857
Net income attributable to non-controlling interest	585	315	1,289	439
Net income attributable to Strattec	$3,240	$5,396	$16,716	$10,418

Earnings per share attributable to Strattec
Basic	$0.79	$1.34	$4.10	$2.59
Diluted	$0.78	$1.32	$4.04	$2.56

Weighted average shares outstanding:
Basic	4,085	4,039	4,073	4,026
Diluted	4,141	4,085	4,133	4,067

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income	$3,825	$5,711	$18,005	$10,857

Other comprehensive income (loss), net of tax:
Currency translation adjustments	(465)	(77)	1,322	(4,082)
Pension and postretirement plans	32	36	96	328
Total other comprehensive income (loss), net of tax	(433)	(41)	1,418	(3,754)
Comprehensive income	3,392	5,670	19,423	7,103
Comprehensive income (loss) attributable to non-controlling interest	426	283	1,803	(1,168)
Comprehensive income attributable to Strattec	$2,966	$5,387	$17,620	$8,271

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts and per share amounts)

	March 29, 2026	June 29, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$106,957	$84,579
Receivables, net	102,164	102,061
Inventories:
Finished products	13,968	12,398
Work in process	12,933	11,303
Purchased materials	46,500	41,000
Inventories, net	73,401	64,701
Pre-production costs	5,304	8,657
Value-added tax recoverable	9,935	19,389
Other current assets	6,396	10,676
Total current assets	304,157	290,063
Noncurrent Assets:
Property, plant and equipment:
Land and improvements	6,758	6,582
Buildings and improvements	41,807	39,821
Machinery and equipment	224,669	236,545
Total property, plant and equipment	273,234	282,948
Less: accumulated depreciation	201,834	205,538
Property, plant and equipment, net	71,400	77,410
Deferred income taxes	19,694	19,531
Other noncurrent assets	4,296	4,450
Total Assets	$399,547	$391,454
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$64,742	$65,824
Accrued payroll and benefits	18,074	22,956
Value-added tax payable	7,905	11,933
Warranty reserve	8,603	8,900
Current portion of borrowings under credit facilities	1,000	-
Other current liabilities	15,522	9,737
Total current liabilities	115,846	119,350
Noncurrent Liabilities:
Noncurrent portion of borrowings under credit facilities	-	8,000
Post-employment benefits	12,774	13,325
Other noncurrent liabilities	3,774	4,348
Total Liabilities	132,394	145,023
Shareholders' Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,701,768 issued shares at March 29, 2026 and 7,635,883 issued shares at June 29, 2025	77	76
Capital in excess of par value	106,425	103,784
Retained earnings	286,013	269,297
Accumulated other comprehensive loss	(15,209)	(16,113)
Less: treasury stock, at cost (3,616,086 shares at March 29, 2026 and 3,596,549 shares at June 29, 2025)	(136,795)	(135,452)
Total Strattec shareholders’ equity	240,511	221,592
Non-controlling interest	26,642	24,839
Total Shareholders' Equity	267,153	246,431
Total Liabilities and Shareholders' Equity	$399,547	$391,454

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	March 29, 2026	March 30, 2025
OPERATING ACTIVITIES:
Net income	$18,005	$10,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,450	10,952
Foreign currency transaction loss (gain)	531	(1,052)
Unrealized (gain) loss on peso contracts	2,810	231
Stock-based compensation expense	2,605	1,839
Other, net	105	1,077
Change in operating assets and liabilities:
Receivables	1,628	(10,237)
Inventories	(8,700)	6,058
Prepaids and other assets	11,982	5,994
Accounts payable	(934)	16,730
Accrued liabilities	(2,832)	(948)
Net cash provided by operating activities	36,650	41,501

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,913)	(4,160)
Proceeds from sale of property, plant and equipment	259	—
Net cash used in investing activities	(5,654)	(4,160)

FINANCING ACTIVITIES:
Borrowings under credit facilities	—	3,000
Repayments under credit facilities	(7,000)	(3,000)
Payment for debt issuance costs	(98)	—
Payment for taxes withheld from stock-based awards	(1,353)	—
Share issuances	47	44
Net cash (used in) provided by financing activities	(8,404)	44

Foreign currency impact on cash	(214)	(689)
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,378	36,696

CASH AND CASH EQUIVALENTS:
Beginning of period	84,579	25,410
End of period	$106,957	$62,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,921	$9,135
Interest	$218	$731
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(7)	$726

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance -- June 29, 2025	$76	$103,784	$269,297	$(16,113)	$(135,452)	$24,839	$246,431
Net income	—	—	8,529	—	—	8	8,537
Currency translation adjustments	—	—	—	628	—	385	1,013
Pension and postretirement adjustment, net of tax	—	—	—	32	—	—	32
Shares withheld for taxes on stock-based awards	—	—	—	—	(919)	—	(919)
Stock-based compensation	—	669	—	—	—	—	669
Share issuances	—	11	—	—	5	—	16
Balance -- September 28, 2025	$76	$104,464	$277,826	$(15,453)	$(136,366)	$25,232	$255,779
Net income	—	—	4,947	—	—	696	5,643
Currency translation adjustments	—	—	—	486	—	288	774
Pension and postretirement adjustment, net of tax	—	—	—	32	—	—	32
Shares withheld for taxes on stock-based awards	—	—	—	—	(355)	—	(355)
Stock-based compensation	—	1,125	—	—	—	—	1,125
Share issuances	1	12	—	—	3	—	16
Balance -- December 28, 2025	$77	$105,601	$282,773	$(14,935)	$(136,718)	$26,216	$263,014
Net income	—	—	3,240	—	—	585	3,825
Currency translation adjustments	—	—	—	(306)	—	(159)	(465)
Pension and postretirement adjustment, net of tax	—	—	—	32	—	—	32
Shares withheld for taxes on stock-based awards	—	—	—	—	(79)	—	(79)
Stock-based compensation	—	811	—	—	—	—	811
Share issuances	—	13	—	—	2	—	15
Balance -- March 29, 2026	$77	$106,425	$286,013	$(15,209)	$(136,795)	$26,642	$267,153

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance -- June 30, 2024	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070	$225,615
Net income	—	—	3,703	—	—	45	3,748
Currency translation adjustments	—	—	—	(1,671)	—	(1,089)	(2,760)
Pension and postretirement adjustment, net of tax	—	—	—	256	—	—	256
Stock-based compensation	—	188	—	—	—	—	188
Share issuances	—	6	—	—	7	—	13
Balance -- September 29, 2024	$76	$101,218	$254,315	$(17,104)	$(135,471)	$24,026	$227,060
Net income	—	—	1,319	—	—	79	1,398
Currency translation adjustments	—	—	—	(759)	—	(486)	(1,245)
Pension and postretirement adjustment, net of tax	—	—	—	36	—	—	36
Stock-based compensation	—	891	—	—	—	—	891
Share issuances	—	9			6		15
Balance -- December 29, 2024	$76	$102,118	$255,634	$(17,827)	$(135,465)	$23,619	$228,155
Net income	—	—	5,396	—	—	315	5,711
Currency translation adjustments	—	—	—	(45)	—	(32)	(77)
Pension and postretirement adjustment, net of tax	—	—	—	36	—	—	36
Stock-based compensation	—	760	—	—	—	—	760
Share issuances	—	10	—	—	6	—	16
Balance -- March 30, 2025	$76	$102,888	$261,030	$(17,836)	$(135,459)	$23,902	$234,601

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Strattec Security Corporation (the "Company" or “Strattec”), headquartered in Milwaukee, Wisconsin, is a leading global manufacturer and provider of highly engineered advanced automotive access and security products and solutions. Products include power access solutions, locks & locksets, keys & fobs, engineered latches, vehicle start systems, door handles, and other vehicle access products. Power access solutions provide the motion control for power liftgates, sliding power doors and power tailgates. While the Company serves major automotive original equipment manufacturers (“OEMs”) globally, the majority of sales are to the three largest OEMs in North America.

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

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended March 29, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 28, 2026. The condensed consolidated financial statements include the results of all wholly owned subsidiaries, as well as the results of a majority owned joint venture.

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

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Balance, beginning of period	$8,567	$10,946	$8,900	$10,695
Provision charged to expense	577	284	2,470	1,253
Payments, net of recoveries	(541)	(485)	(2,767)	(1,203)
Balance, end of period	$8,603	$10,745	$8,603	$10,745

NOTE 4. CREDIT FACILITIES

The Company has a revolving credit agreement with BMO Harris N.A. ("Amended & Restated Credit Agreement"), which provides for a $40 million revolving line of credit maturing October 2028. The facility bears interest at varying rates based on the bank's prime rate or SOFR plus 1.50%. There were no outstanding borrowings on the facility during the nine months ended March 29, 2026 and March 30, 2025. The credit facility is secured by U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. and contains a restrictive financial covenant that requires a minimum net worth level.

The Company's joint venture, ADAC-Strattec LLC, previously had an $18 million secured revolving credit facility (the “ADAC-Strattec Credit Facility”) with BMO Harris Bank N.A., under which the Company was a guarantor. Interest on borrowings under the ADAC-Strattec Credit Facility were at varying rates based on the bank's prime rate plus 2% or SOFR plus 3.10%. On April 30, 2026, the joint venture entered into an amended and restated revolving credit agreement with BMO Harris N.A. (the "Amended & Restated JV Credit Facility"), which provides for a $10 million asset-based revolving line of credit, subject to a borrowing base, maturing October 2028. The Amended & Restated JV Credit Facility bears interest at varying rates based on the bank's prime rate plus 1.00% or SOFR plus 1.75%. The Amended & Restated JV Credit Facility replaces the previous joint venture facility, which was terminated upon the closing of the agreement. The credit facility is secured by substantially all of the joint venture's assets and contains restrictive financial covenants that require a minimum net worth level and a minimum fixed charge coverage ratio.

As of March 29, 2026, the Company and the joint venture were in compliance with all financial covenants.

Outstanding borrowings under the ADAC-Strattec Credit Facility were as follows (in thousands):

	March 29, 2026	June 29, 2025
Outstanding borrowings	$1,000	$8,000

Average outstanding borrowings and the weighted average interest rate under the ADAC-Strattec Credit Facility were as follows (in thousands, except percentages):

	Nine Months Ended
	March 29, 2026	March 30, 2025
Average outstanding borrowings	$3,964	$13,245
Weighted average interest rate	7.2%	7.9%

NOTE 5. DERIVATIVE INSTRUMENTS

A portion of the Company's manufacturing costs are incurred in Mexican pesos, which causes earnings and cash flows to fluctuate with changes in the U.S. dollar/Mexican peso exchange rate. During the three and nine month periods ended March 29, 2026 and March 30, 2025, the Company entered into contracts with a creditworthy counterparty that provide for monthly Mexican peso currency forward contracts for a portion of peso denominated operating costs. The following table quantifies the outstanding forward contracts as of March 29, 2026 (in thousands, except with respect to the average forward exchange rate):

	Effective Dates	Notional Amount	Average Forward Exchange Rate	Fair Market Value
Buy MXP/Sell USD	January 2026 - March 2027	$60,866	18.27	$(496)

NOTE 6. INCOME TAXES

The Company's income tax expense and effective tax rate for the three and nine month periods ended March 29, 2026 and March 30, 2025 were as follows (in thousands and percentage of Income before income taxes and non-controlling interest):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Income before income taxes and non-controlling interest	$5,107	$7,355	$23,342	$14,404
Income tax expense	$1,282	$1,644	$5,337	$3,547
Effective tax rate	25.1%	22.4%	22.9%	24.6%

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

NOTE 7. EARNINGS PER SHARE

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income attributable to Strattec	$3,240	$5,396	$16,716	$10,418

Basic weighted-average shares outstanding	4,085	4,039	4,073	4,026
Effect of dilutive securities - employee stock compensation plan	56	46	60	41
Diluted weighted-average shares outstanding	4,141	4,085	4,133	4,067
Earnings per share attributable to Strattec
Basic	$0.79	$1.34	$4.10	$2.59
Diluted	$0.78	$1.32	$4.04	$2.56

NOTE 8. STOCK-BASED COMPENSATION

The Company has granted service-based restricted stock awards ("RSAs") and performance stock units ("PSUs") to employees and non-employee directors under existing stock incentive plans.

The number of shares of the Company's common stock authorized under the current 2024 Equity Incentive Plan is 550,000. As of March 29, 2026, there were 362,816 shares available for future awards.

As of March 29, 2026, there was $1.6 million of unrecognized compensation cost related to non-vested PSUs and $3.5 million of unrecognized compensation cost related to non-vested RSAs, which will be expensed over the remaining vesting period of approximately 2 years. As of March 30, 2025, there was $3.3 million of unrecognized compensation cost related to non-vested RSAs and PSUs.

A summary of restricted stock award and performance stock unit activity was as follows:

	RSAs		PSUs
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested balance, June 29, 2025	129,139	$36.37	16,878	$39.16
Granted	36,912	67.45	19,506	68.06
Vested	(65,885)	35.13	—	—
Forfeited	(6,248)	44.57	—	—
Nonvested balance, March 29, 2026	93,918	$48.40	36,384	$54.65

NOTE 9. OTHER INCOME (EXPENSE), NET

The following table summarizes the components of Other income (expense), net included in the accompanying consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Foreign currency transaction gain (loss)	$603	$(141)	$(531)	$1,052
Rabbi trust assets gain (loss)	(46)	(1)	87	76
Realized gain (loss) on peso forward contracts, net	1,681	(332)	3,924	(706)
Unrealized gain (loss) on peso forward contracts, net	(3,183)	704	(2,810)	(231)
Non-service pension and postemployment cost	(312)	(283)	(645)	(726)
Other	509	37	643	166
	$(748)	$(16)	$668	$(369)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) by component (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Foreign currency translation adjustments:
Balance, beginning of period	$14,307	$17,146	$15,421	$14,716
Other comprehensive (income) loss before reclassifications	465	77	(1,322)	4,082
Other comprehensive (income) loss attributable to non-controlling interest	159	32	(514)	1,607
Balance, end of period	14,613	17,191	14,613	17,191
Retirement and postretirement benefit plans:
Balance, beginning of period	$628	$681	$692	$973
Other comprehensive (income) loss before reclassifications	—	—	—	—
Unrecognized net income	(32)	(36)	(96)	(328)
Balance, end of period	596	645	596	645
Accumulated other comprehensive loss, end of period	$15,209	$17,836	$15,209	$17,836

NOTE 11. RELATED PARTY

The Company owns 51% of a joint venture, which was formed in fiscal 2007 to jointly conduct the business of manufacturing, warehousing and selling painted door handles and exterior trim products in Canada, the United States and Mexico. The following tables summarize the related party transactions that arise as a result of the joint venture operating agreement (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Management fee expense	$2,035	$2,488	$7,260	$7,284
Net sales to joint venture partner	$1,480	$1,604	$4,484	$5,227

	March 29, 2026	June 29, 2025
Accounts receivable from joint venture partner	$933	$754
Accounts payable to joint venture partner	$6,550	$6,538

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

Net sales and significant segment expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net sales	$137,632	$144,082	$427,565	$413,053
Significant expenses:
Direct material costs	73,858	78,696	234,169	229,270
Labor and overhead costs	41,113	42,281	121,679	124,606
Selling costs	2,803	2,563	8,157	7,648
Administrative costs	8,507	6,293	23,082	16,991
Engineering costs	6,305	7,164	20,123	20,256
Interest income	(879)	(529)	(2,641)	(1,286)
Interest expense	70	243	322	795
Other (income) expense, net	748	16	(668)	369
Income tax expense	1,282	1,644	5,337	3,547
Net income	3,825	5,711	18,005	10,857
Net income attributable to non-controlling interest	585	315	1,289	439
Net income attributable to Strattec	$3,240	$5,396	$16,716	$10,418

Sales by product group were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Power access solutions	$33,481	$36,508	$106,063	$101,570
Door handles & exterior trim	35,319	35,315	108,980	103,559
Keys & locksets	27,861	27,817	83,948	70,905
Latches	17,415	18,944	53,466	55,763
User interface controls	11,137	12,817	36,474	40,647
Aftermarket and service	9,962	9,980	30,139	32,619
Other	2,457	2,701	8,495	7,990
	$137,632	$144,082	$427,565	$413,053

Sales to and receivables from customers that individually accounted for 10% or more of the Company's total net sales were as follows (in thousands and percent of total):

	Three Months Ended				Nine Months Ended
	March 29, 2026		March 30, 2025		March 29, 2026		March 30, 2025
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
General Motors Company	$37,471	27%	$40,920	28%	$118,635	28%	$122,630	30%
Ford Motor Company	28,828	21	32,538	23	88,123	21	93,631	23
Stellantis	21,769	16	20,956	15	69,890	16	45,448	11
	$88,068	64%	$94,414	66%	$276,648	65%	$261,709	64%

	March 29, 2026		June 29, 2025
	Receivables	%	Receivables	%
General Motors Company	$29,353	29%	$26,581	26%
Ford Motor Company	17,710	17	19,916	20
Stellantis	18,241	18	14,812	15
	$65,304	64%	$61,309	61%

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

Business Overview

Strattec is a global automotive access company that designs and delivers safe, secure, and highly engineered access solutions for the automotive and mobility industries. Built on generations of access and security engineering expertise, Strattec partners closely with OEMs to create differentiated, system‑level access experiences for end consumers. Strattec’s portfolio spans the access journey from Permission, enabling secure vehicle entry through advanced mechanical and electronic systems; to Motion, delivering effortless, reliable powered access that enhances everyday usability; and through to Hold, providing precision‑engineered latching solutions that give drivers confidence through proven strength, safety, and durability trusted by OEMs worldwide. As access becomes increasingly intelligent, connected, and central to vehicle experience, Strattec’s strategy is to expand its market share, further diversify its customers and geographic reach while becoming the most trusted access partner to drive long‑term growth across global automotive and mobility markets.

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

Volatility in the North American automotive industry is driven by supply chain disruptions, global inflation, thinning labor availability, rising global commodity costs and a changing global trade and geopolitical climate. These macro conditions, coupled with changes in production volumes by OEMs in response to new vehicle consumer demand, impact our sales and profitability levels. An evolving tariff landscape, combined with heightened geopolitical instability in certain global regions has further disrupted supply chains and has added complexity to production and cost planning across the industry. Lower near term North American light vehicle production estimates, which are subject to change, reflect these dynamics in addition to continued industry-wide supply chain disruptions and availability of raw materials including rare earth minerals. As we look forward and navigate these macroeconomic challenges and fluctuating OEM production volumes, we are focused on executing new initiatives to improve our cost structure, continuing to mitigate the impact of incremental tariff costs, driving cash flow through improved working capital utilization and securing new platforms to solidify future sales growth.

Analysis of Results of Operations

Three months ended March 29, 2026 (third quarter fiscal 2026) compared with the three months ended March 30, 2025 (third quarter fiscal 2025)

The Company's consolidated results of operations were as follows (in thousands):

	Three Months Ended		Change
	March 29, 2026	March 30, 2025	$	%
Net sales	$137,632	$144,082	$(6,450)	-4%
Direct material costs	73,858	78,696	(4,838)	-6%
Labor and overhead costs	41,113	42,281	(1,168)	(3%)
Cost of goods sold	114,971	120,977	(6,006)	-5%
Gross profit	22,661	23,105	(444)	-2%
Gross margin	16.5%	16.0%		40	bp
Selling, administrative and engineering expenses	17,615	16,020	1,595	10%
Income from operations	5,046	7,085	(2,039)	-29%
Operating margin	3.7%	4.9%		-130	bp
Interest income	879	529	350	66%
Interest expense	(70)	(243)	173	-71%
Other income (expense), net	(748)	(16)	(732)	4,575%
Income before income taxes and non-controlling interest	5,107	7,355	(2,248)	-31%
Income tax expense	1,282	1,644	(362)	-22%
Net income	3,825	5,711	(1,886)	-33%
Net income attributable to non-controlling interest	585	315	270	86%
Net income attributable to Strattec	$3,240	$5,396	$(2,156)	-40%

Earnings per share attributable to Strattec:
Basic	$0.79	$1.34	$(0.54)	-41%
Diluted	$0.78	$1.32	$(0.54)	-41%

Third quarter fiscal 2026 sales were $137.6 million, representing a decrease of $6.5 million or 4.5%, compared to the prior year, primarily due to lower OEM production volumes and the cancellation of certain customer programs. Third quarter North American automotive industry production declined 2.7% as OEMs managed supply chain challenges and dealer inventory levels. In addition, certain customer programs were cancelled or significantly reduced as OEMs adjusted electric vehicle (“EV”) production plans and product portfolios, which resulted in a $3.5 million reduction in year-over-year third quarter sales. Partially offsetting these volume declines was $1.3 million of pricing, including $0.6 million of US tariff cost recoveries.

Gross profit was $22.7 million in the third quarter of fiscal 2026, compared to $23.1 million in the comparable prior year quarter. Despite lower volumes and the unfavorable impact of changes in foreign currency exchange rates of $2.5m, gross margin improved from 16.0% in the prior year to 16.5% in the current year. The improvement primarily reflects the benefits of cost reduction initiatives (including $1.7 million of savings from restructuring actions), productivity improvements of $1.6 million, net pricing realization of $1.0 million and $0.3 million of lower tariff costs. Third quarter fiscal 2026 gross profit also benefited from a $0.6 million recovery of previously expensed costs associated with OEM cancelled EV programs.

Selling, administrative, and engineering expenses were $17.6 million, a $1.6 million increase year-over-year. Increased costs in the current quarter were the result of incremental employee costs of $1.0 million, as higher benefit costs were partially offset by lower bonus provisions and timing of outside service spend. The current quarter also includes $0.7 million of incremental business transformation costs and a $0.7 million recovery associated with customer program cancellations.

Interest income increased $0.4 million due to increased levels of cash and cash equivalents, which are invested in overnight money market funds. Interest expense decreased $0.2 million, the result of a continued reduction in the average amounts outstanding under revolving credit agreements.

Other income (expense) was $0.7 million of expense in the current period. Changes in other income (expense) reflect foreign currency transaction gains and losses, unrealized mark-to-market gains and losses on foreign currency forward contracts, and non-service post-employment costs.

The effective income tax rate was 25.1% and 22.4% for the third quarter of fiscal 2026 and 2025, respectively. The effective tax rate for each period presented differs from the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally higher than the U.S. federal statutory rate, partially offset by the recognition of U.S. research and development tax credits and discrete income tax benefits associated with share-based payments. The effective tax rate for the third quarter of fiscal 2026 increased primarily due to a shift in the geographic mix of earnings toward higher-tax jurisdictions.

Nine months ended March 29, 2026 compared with the nine months ended March 30, 2025

The Company's consolidated results of operations were as follows (in thousands):

	Nine Months Ended		Change
	March 29, 2026	March 30, 2025	$	%
Net sales	$427,565	$413,053	$14,512	4%
Direct material costs	234,169	229,270	4,899	2%
Labor and overhead costs	121,679	124,606	(2,927)	(2%)
Cost of goods sold	355,848	353,876	1,972	1%
Gross profit	71,717	59,177	12,540	21%
Gross margin	16.8%	14.3%		240	bp
Selling, administrative and engineering expenses	51,362	44,895	6,467	14%
Income from operations	20,355	14,282	6,073	43%
Operating margin	4.8%	3.5%		130	bp
Interest income	2,641	1,286	1,355	105%
Interest expense	(322)	(795)	473	-59%
Other income (expense), net	668	(369)	1,037	(281%)
Income before income taxes and non-controlling interest	23,342	14,404	8,938	62%
Income tax expense	5,337	3,547	1,790	50%
Net income	18,005	10,857	7,148	66%
Net income attributable to non-controlling interest	1,289	439	850	194%
Net income attributable to Strattec	$16,716	$10,418	$6,298	60%

Earnings per share attributable to Strattec:
Basic	$4.10	$2.59	$1.52	59%
Diluted	$4.04	$2.56	$1.48	58%

Year-to-date net sales totaled $427.6 million, representing an increase of $14.5 million, or 4%, compared to the prior year period. The year-over-year increase in net sales was primarily driven by $9.5 million of pricing (including $2.6 million of customer recoveries for tariffs), and a $5 million increase in shipment volumes. Sales volumes reflected a $4.6 million increase on existing platforms and $3.8 million of net new program launches, which were partially offset as sales associated with cancelled EV programs declined $3.4 million compared to the prior‑year period.

Year-to-date gross profit was $71.7 million, compared with $59.2 million in the comparable prior year period. Despite unfavorable changes in foreign currency exchange rates of $4.6 million and incremental tariff costs of $1.9 million, gross profit margin improved year-over-year from 14.3% to 16.8%, a 240 basis point improvement. Material costs increased $4.9 million on higher production levels while labor and overhead costs decreased $2.9 million. Lower year-over-year conversion costs on higher sales reflect our focused efforts to manage our cost structure, which includes a $4.6 million labor cost benefit from completed restructuring actions.

Selling, administrative, and engineering expenses were 12.0% of sales for the nine months ended March 29, 2026, compared with 10.9% in the prior year period. Year-to-date expenses were $51.4 million, a $6.5 million increase year-over-year. The increase in costs reflects $3.0 million associated with headcount additions and higher incentive compensation costs $0.5 million, $2.5 million of business transformation costs ($0.5 million in the prior year period), and efforts to improve our cost structure including restructuring and voluntary retirement costs of $1.7 million ($1.1 million in the prior year period). These increases were partially offset by reduced executive transition costs of $1.4 million.

Interest income increased $1.4 million due to increased levels of cash and cash equivalents, which are invested in overnight money market funds. Interest expense decreased $0.5 million, the result of a continued reduction in the average amounts outstanding under revolving credit agreements.

Other income (expense) was $0.7 million of income in the current period. Changes in other income (expense) reflect foreign currency transaction gains and losses, unrealized mark-to-market gains and losses on foreign currency forward contracts, and non-service post-employment costs.

The effective income tax rate was 22.9% and 24.0% for the year-to-date period of fiscal 2026 and 2025, respectively. The change in the effective rate between period was primarily impacted by earnings mix and the foreign tax rate differential.

Liquidity and Capital Resources

At March 29, 2026, we had $107.0 million of cash and cash equivalents, of which $5.3 million was held by foreign subsidiaries. Excess cash is held in money market funds. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Nine Months Ended
	March 29, 2026	March 30, 2025
Cash provided by operating activities	$36.7	$41.5
Cash used in investing activities	(5.7)	(4.2)
Cash used in financing activities	(8.4)	—
Effect of exchange rate changes on cash	(0.2)	(0.7)
Net increase in cash and cash equivalents	$22.4	$36.7

Cash flow from operations was $36.7 million, a decrease of $4.8 million compared with the prior year. Current year-to-date cash from operations reflects improved cash earnings, while the prior year period benefited from a $17 million reduction in operating assets and liability, including the benefit of extending vendor accounts payable. Cash used in investing activities, which includes capital expenditures to support customer programs and modernization of equipment was $5.7 million year-to-date compared with $4.2 million in the prior year period. Current year cash used in financing activities resulted from the repayment of $7.0 million under the joint venture revolving credit agreement and the payment of $1.4 million for taxes withheld related to the vesting of share-based awards.

At March 29, 2026, no borrowings were outstanding under the $40.0 million Amended & Restated Credit Agreement and $1.0 million was outstanding under the $18.0 million joint venture revolving credit agreement.

On April 30, 2026, ADAC-Strattec LLC entered into an amended and restated revolving credit agreement with BMO Harris N.A. (the "Amended & Restated JV Credit Facility"), which provides for a $10 million asset-based revolving line of credit, subject to a borrowing base, maturing October 2028. The Amended & Restated JV Credit Facility replaces the previous $18.0 million joint venture facility, which was terminated upon the closing of the agreement.

We believe that the revolving credit lines, combined with our existing cash and anticipated operating cash flows will be adequate to meet operating, debt service and capital expenditure funding requirements. In the short-term., cash generated from operations will be reinvested in our business to fund our transformational efforts and growth initiatives.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	March 29, 2026	PWC %	June 29, 2025	PWC %
Accounts Receivable, net	$102.2	19%	$102.1	17%
Inventory, net	73.4	13%	64.7	11%
Accounts payable	(64.7)	(12%)	(65.8)	(11%)
Net primary working capital	$110.9	20%	$101.0	17%

Primary working capital levels at March 29, 2026 are higher than the beginning of the fiscal year, as inventory levels were increased $8.7 million to improve customer deliveries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF

EQUITY SECURITIES

Our Board of Directors initially authorized a stock repurchase program on October 16, 1996. The Board of Directors has periodically increased the number of shares authorized for repurchase under the program, most recently in August 2008. The program currently authorizes the repurchase of up to 3,839,395 shares of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Over the life of the repurchase program through March 29, 2026, a total of 3,655,322 shares have been repurchased at a cost of approximately $136.4 million. Currently 184,073 shares remain available to be repurchased under the program. No shares were repurchased during the nine month period ended March 29, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans.

During the fiscal quarter ended March 29, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 has been formatted in Inline XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strattec Security Corporation (Registrant)

Date: May 8, 2026	By:	/s/ Matthew Pauli
Matthew Pauli
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)