Form 10-K
period 2026-06-28
STRATTEC SECURITY CORP
filed 2026-08-28
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 28, 2026.

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 26, 2025 (the last business day of the Registrant’s most recently completed second quarter), was approximately $252,730,981 (based upon the last reported sale price of the Common Stock at December 26, 2025 on the Nasdaq Global Market).

On July 31, 2026, there were outstanding 3,985,013 shares of the Registrant’s $.01 par value Common Stock (which includes any unvested restricted shares previously awarded).

Documents Incorporated by Reference

Part III of this report incorporates information by reference from Registrant's Proxy Statement for the annual meeting of its shareholders to be held on October 13, 2026.

STRATTEC SECURITY CORPORATION

TABLE OF CONTENTS

June 28, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K for Strattec Security Corporation ("Strattec," "the Company," "we," "us," or "our"), statements that are not reported financial results or other historic information are "forward-looking statements." These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, income, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations. The use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "project," "plan" or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

The Company’s operations and financial performance are subject to certain risks and uncertainties, including:

•
An uncertain economic environment and inflationary conditions coupled with cyclical nature of the automotive industry may adversely affect global production and demand for our products;
•
macroeconomic and geopolitical conditions, including regional conflicts, could adversely affect our business, results of operations, and financial condition;
•
changes in tariffs or international trade policies could adversely affect our results, particularly with respect to goods imported into the United States or produced under U.S. trade agreements such as the USMCA;
•
delays, restrictions impacting the import of goods, and components stemming from changes in policies implemented by the U.S. Government related to U.S.-Mexico border crossings could have a negative effect on our business;
•
our relatively smaller scale compared to many automotive suppliers may limit our ability to compete effectively and could adversely affect our business, financial condition, and results of operations;
•
a significant portion of our net sales is derived from a limited number of customers and vehicle programs, and the loss, cancellation, delay, or reduction, of key customer relationships or vehicle programs could materially adversely affect our business, financial condition, and results of operations;
•
we operate in a highly competitive market with potential increased competition from Chinese automotive suppliers and rapidly evolving technological developments within our sphere of product offerings;
•
our ability to manage changes in the costs of operations, warranty claims, or adverse business and operational issues could be affected by a material global supply chain and logistics disruption;
•
future shortages in the supply of semiconductor chips and other matters adversely impacting the timing, availability, and costs of material component parts and raw materials for the production of our products could adversely affect our business, results of operations, and financial condition;
•
labor cost inflation or unionization efforts in Mexico, coupled with a shortage of skilled laborers in the United States, could increase our manufacturing expenses and impact production efficiency;
•
work stoppages within our operations or at the location of our key customers as a result of labor disputes could adversely impact our business, results of operations, and financial condition;
•
an increase in the volume and scope of product returns, warranty claims, or customer cost reimbursement actions could adversely impact our business, results of operations, and financial condition;
•
interruptions to our information security management systems and cybersecurity incidents could adversely affect our business, results of operations, and financial condition; and
•
other matters including, but not limited to, the factors listed in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

Strattec is a global automotive access company that designs and delivers safe, secure, and highly engineered access solutions for the automotive and mobility markets. Built on generations of access and security engineering expertise, we partner closely with OEMs to create differentiated, system level access experiences for end consumers. Our product portfolio spans the access journey from Permission, enabling secure vehicle entry through advanced mechanical and electronic systems; to Motion, delivering effortless, reliable powered access that enhances everyday usability; and through to Hold, providing precision‑engineered latching solutions that give drivers confidence through proven strength, safety, and durability trusted by OEMs worldwide. While primarily focused on key North American automotive original equipment manufacturers (“OEM”), we also provide our products globally to customers in both OEM and aftermarket channels. We believe that our engineering expertise, ability to deliver customized solutions and our quality and delivery performance are key advantages that differentiate the Company from its competitors and allow us to be a premier partner to our customers.

Products

As automotive vehicle security and safety demands continue to strengthen, our product portfolio is well positioned to meet our customers’ evolving needs. Our product offerings primarily relate to vehicle permission, motion and hold functionality.

Products that securely authorize vehicle entry and use (Permission) include mechanical, electronically enhanced locks and keys, fobs, passive entry passive start systems, digital key, steering column and instrument panel ignition lock housings, and related solutions. Our flexible, responsive service, and our deep relationships with our customers have allowed us to deliver these products both directly to our OEM customers and through our differentiated service in the aftermarket channel. We also provide vehicle door handles through our joint venture. These products leverage our deep manufacturing knowledge and understanding of automotive requirements to deliver high quality components, bringing together world-class injection mold and assembly capability with high quality paint processes.

Our Motion product portfolio, which provides powered access and movement, includes power sliding doors, power tailgates, and lift gate systems, as well as power deck lid systems. The products included in these highly-engineered systems include drivetrain mechanisms and electronic control units. These system offerings work together to provide our customers optimal performance through a deep understanding of mechanical, electrical, and software architectures.

Our patented high-function latches (Hold product portfolio) range from power clinching latches to release latches. Engineered for seamless integration, our latch technologies support diverse vehicle architectures, ranging from basic models to luxury nameplates. Our latches combine advanced mechanical design and integrated electronics to deliver secure, reliable, and precisely engineered closure performance.

All of our products are safety critical and powertrain agnostic and, therefore, are applicable for internal combustion, plug-in/hybrid or electric vehicles. Applications we serve require robust engineering partnership during the vehicle design cycle, which is typically three to five years ahead of start of production. Our engineering team works closely with our customers during the design phase to ensure our products meet specific vehicle platform requirements. Once our products are designed into an application, we are well positioned as the incumbent supplier for the life of the vehicle due to the high degree of customization and vehicle platform certification. We believe this is one of the reasons our products are rarely changed during a platform lifecycle, which typically lasts five to seven years.

Across our product lines, we have built strong platform and system competencies, including software development. This approach enables us to leverage our software and component technical capabilities to move with speed and agility and provide better package flexibility for easier integration into a variety of platforms for our customers. For example, we have elevated our key fob business with our digital key product, which leverages our system and software capability to meet increasing security, software and packaging architecture needs. Our power access solutions products are designed from a core platform approach that allows us to leverage carry-over components within a system to move faster through the design phase and provide optimal package flexibility while meeting increasing vehicle safety and security needs.

As access becomes increasingly intelligent, connected, and central to vehicle performance, our strategy is to expand our market share, further diversify our customers and geographic reach, organically and inorganically, and to create the ultimate access experience for consumers while working toward our vision to be the most trusted, global leader in safe and secure access solutions for the automotive and mobility industries.

Customers

We work closely with our customers throughout the product development process, providing product design, engineering, testing, validation, manufacturing, and launch support. Customer relationships are generally long-term in nature and are established through early involvement in new vehicle design concepts, which can be more than five years before program launch, and competitive sourcing processes which typically are two to three years prior to launch. Our product mix varies by customer, with most customers sourcing multiple product categories from us. Sales to various OEMs (including Tier 1 suppliers) are approximately 90% of our total sales, while the remainder of our sales are to service channels, the aftermarket, and non-automotive customers.

A significant portion of our sales are to General Motors Company, Ford Motor Company, and Stellantis. The products sold to these customers are model specific, fitting only certain defined applications. As such, we are highly dependent on these customers' ability to produce and sell vehicles which utilize our products.

Sales to our customers are coordinated through direct sales personnel and supported by our program managers, application engineers, and other product engineering personnel. In addition, we distribute our components and security products to the automotive aftermarket through authorized wholesale distributors, as well as other marketers and consumers. Our sales are generally based upon purchase orders issued by the OEMs and updated for volume adjustments through production releases. As such, we do not have a firm and definitive backlog of orders. Once awarded to supply products for a particular platform, we typically support those products for the life of the vehicle, which is normally five to seven years, though this term is not guaranteed. When we are the incumbent supplier for a given platform, we believe we will typically serve this customer for the platform life.

Product Engineering Focus

Our product engineering activities, including research and development, are an essential part of our efforts to develop new or improved innovative products. Our product engineering, including the development of customized customer solutions, is accomplished in both the United States and Mexico. The development of new products, or enhancements to existing products, are the result of collaboration with customers. Our engineers and program managers follow a formalized product development process to streamline development and identify market requirements. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership, and enhance our ability to provide customers with unique customized solutions and products. We specialize in integrated system, mechanical, electrical, and software engineering supported by advanced modeling and testing capabilities that enable us to meet our customers' design and timing requirements.

Patents, Trademarks and Other Intellectual Property

Intellectual property protection, innovation, and the continued development of proprietary technology are important components of our strategy to support customer relationships, maintain competitive differentiation and drive long-term growth. We protect and maintain proprietary technologies, products, processes, software, and manufacturing know-how that support our access products and solutions. We rely on a combination of patents, trademarks, trade names, copyrights, trade secrets, confidential information, proprietary manufacturing processes, non-disclosure agreements, and other intellectual property protections to establish and maintain our competitive position. While we believe our patent portfolio provides competitive advantages in specific applications, no individual patent or group of patents is material to our business as a whole.

We market our products under various trademarks, trade names, and service marks, including the Strattec name and related brands. We consider our trademarks and our reputation for quality, engineering excellence, and customer service to be valuable business assets. In addition to formal intellectual property rights, we rely extensively on trade secrets, proprietary technology, technical expertise, manufacturing methods, product specifications, software, and other confidential business information developed through years of experience serving automotive OEM customers.

Operations

We operate an integrated manufacturing and engineering platform that supports the full product lifecycle, including product development, engineering, tooling, testing, manufacturing, assembly, and customer support. Manufacturing and distribution operations are conducted through six facilities located in the United States and Mexico, which enable us to support global customer production requirements. These facilities perform a range of activities, including component manufacturing, product testing, final assembly, warehousing and distribution. Key manufacturing capabilities include precision metal stamping, zinc die casting, machining, plastic injection molding, plating and painting, electronics and printed circuit board assembly, automated and manual product assembly and tooling development.

The Company's footprint provides operational flexibility and proximity to customer assembly operations. Our manufacturing operations are supported by advanced quality management systems, automation technologies, and operational excellence initiatives intended to improve productivity, enhance product quality, reduce costs, and strengthen customer satisfaction.

Seasonal Nature of the Business

The automotive industry is inherently cyclical and may experience seasonal fluctuations in vehicle production levels due to model changeovers, plant shutdowns, customer production schedules, holidays, and broader economic conditions. As a supplier to automotive OEMs, our sales and operating results are generally correlated with vehicle production volumes of our customers. Historically, automotive production schedules in North America are typically lower in our fiscal second quarter due to holiday shutdowns and may be affected by customer model year changeovers, planned maintenance activities, and other production interruptions. In addition, customer production volumes may fluctuate throughout the year as a result of consumer demand, inventory levels, new vehicle launches, and other market factors.

Served Customer Vehicles

Our product solutions can be found on over 90 different customer vehicles, including electric (EV), plug-in/hybrid, and internal combustion engine platforms. Key vehicle platforms include, but are not limited to, the following:

Acura MDX	Chevrolet Corvette	GMC Sierra EV
Acura RDX	Chevrolet Equinox	GMC Sierra LD & Sierra HD
Acura ZDX	Chevrolet Equinox EV	GMC Terrain
Aston Martin DB 11/12	Chevrolet Express Van	GMC Yukon & Yukon XL
Aston Martin DBX	Chevrolet Silverado EV	Honda Odyssey
Aston Martin Valhalla	Chevrolet Silverado LD & Silverado HD	Honda Passport
Aston Martin Vanquish	Chevrolet Spin	Honda Prologue
Aston Martin Vantage	Chevrolet Suburban	Hyundai Staria
Audi Q5	Chevrolet Tahoe	Jeep Cherokee
BMW i/X-Series	Chevrolet Traverse	Jeep Commander
BMW X7	Chevrolet Trax	Jeep Compass
Buick Enclave	Chrysler Pacifica	Jeep Gladiator
Buick Envision	Chrysler Voyager	Jeep Grand Cherokee
Buick Envista	Dodge Charger	Jeep Meridian
Cadillac Celestiq	Dodge Durango	Jeep Recon
Cadillac CT4	Dodge Hornet	Jeep Wagoneer
Cadillac CT5	Ford Amarok Pickup	Jeep Wrangler & Wrangler Unlimited
Cadillac Escalade	Ford Bronco Sport	Kia Carnival
Cadillac Escalade ESV	Ford Expedition	Lincoln Aviator
Cadillac Escalade IQ	Ford Explorer	Lincoln Corsair
Cadillac Escalade IQL	Ford F-Series & Super Duty Pickup	Lincoln Navigator
Cadillac Lyriq	Ford Maverick Pickup	MACK Truck
Cadillac Optiq	Ford Mustang	Ram 1500 Pickup
Cadillac Vistiq	Ford Mustang Mach-E	Ram HD Pickup
Cadillac XT4	Ford Ranger Pickup	Ram REV Pickup
Cadillac XT5	Freightliner (38N) Cascadia	Volkswagen Jetta
Cadillac XT6	Freightliner (M2)	Volvo EX90
Chevrolet Blazer	GMC Acadia	Volvo Heavy Truck
Chevrolet Blazer EV	GMC Canyon	Volvo Polestar 3
Chevrolet Cobalt	GMC Hummer EV
Chevrolet Colorado	GMC Savana

Raw Material Costs and Availability

We source a wide range of materials, components, and subassemblies from a network of global suppliers. Our primary raw materials are high-grade zinc, brass, nickel silver, steel, aluminum, plastic resins, semiconductor chips and other electronics. These materials are generally available from a number of suppliers and are subject to price fluctuations. We believe our sources for raw materials are reliable and adequate for our needs. In the normal course of business, we do not carry substantial inventories of these raw materials in excess of levels reasonably required to meet our near-term production requirements.

Competition

We compete with domestic and foreign competitors for business based on product design, engineering support, delivery, price, innovation, and aftermarket support. While the number of direct competitors in our product markets is currently relatively small, automotive OEMs actively encourage competition among potential suppliers.

Our competitors include Aisin, Aumovio, Alpha-Tech, Brose, Edscha, Huf Group, Inteva, JNS Auto Parts, Magna, Marquardt, MinebeaMitsumi, Mitsuba, Novares, Ohi, PHA Automotive, Shin Chang, Stabilus, Tokai-Rika, Ushin, Valeo and WITTE Automotive.

Human Capital Management

Our employees, coupled with our ability to attract, retain and develop talent, are critical to our business strategy and success. Our human capital strategy centers on cultivating an open, creative work environment and building the skills needed to strengthen our culture and drive innovation and growth. We also focus on developing talent for critical roles and leadership positions, rewarding and supporting associates through competitive compensation and benefits, and promoting the health and safety of our employees. At June 28, 2026, we had 2,654 associates including 395 in the United States, 2,252 in Mexico and 7 in other countries. We have two facilities with union representation, which covers 9.1% of our employees, including our Milwaukee, Wisconsin location (contract expires November 1, 2030) and Leon, Mexico location (contract expires April 12, 2027). In recent years, we have not experienced any significant work slowdowns, stoppages or other labor disruptions.

Executive Officers of Registrant

Our executive officers at the time of this report, together with their ages, positions, and business experience are below:

Name	Age	Current Position
Jennifer Slater	52	President and Chief Executive Officer
Matthew Pauli	48	Senior Vice President, Chief Financial Officer
Chey Varto	56	Senior Vice President, Chief Commercial Officer
James Denis	52	Senior Vice President, General Counsel and Secretary

Jennifer Slater has served as our President and Chief Executive Officer, and as a Director, since July 2024. Prior to joining Strattec, Ms. Slater was Executive Vice President and General Manager, Performance Sensing, of Sensata Technologies, Inc. (NYSE: ST), a global industrial technology company. She also held the positions of Senior Vice President, Automotive & Aftermarket and Vice President and General Manager of Heavy Duty and Off-Road business from September 2022 through March 2023. Prior to her time with Sensata, Ms. Slater held the position of Group Vice President and General Manager, Global OE and Products, at Clarios, LLC from 2019 to September 2022. Ms. Slater serves as a director of Valvoline Inc. (NYSE: VVV), a retail automotive services company; she was first elected in July 2022.

Matthew Pauli has served as our Senior Vice President, Chief Financial Officer since November 2024. He previously served as Chief Financial Officer of CentroMotion, a global manufacturer of highly engineered products serving the transportation and other industrial markets. Earlier in his career, Mr. Pauli held senior finance roles at Enerpac Tool Group (NYSE: EPAC), including Corporate Controller and Chief Accounting Officer, and VP of Finance after starting his career at Ernst & Young.

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

James Denis has served as our Senior Vice President, General Counsel and Secretary since December 2025. Prior to joining Strattec, he served as Executive Vice President, General Counsel, Secretary & Chief Compliance Counsel for Enerpac Tool Group (NYSE: EPAC).

Following a judicial clerkship, Mr. Denis entered private practice, most recently as a shareholder with the law firm of Reinhart Boerner Van Deuren s.c., where he was a member of the firm’s Products Liability and Insurance Risk Management Teams.

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

Business Risks

Loss of Significant Customers, Vehicle Content, Vehicle Models and Market Share

We generate a significant portion of our net sales from a limited number of North American automotive original equipment manufacturer ("OEM") customers. As a result, our financial performance is significantly influenced by the production volumes, sourcing decisions and strategic priorities of these customers. Changes in vehicle production schedules, consumer demand, platform mix, inventory levels, regulatory requirements, or market conditions affecting our major customers may directly impact demand for our products. In fiscal 2026, our three largest customers, General Motors Company, Ford Motor Company and Stellantis, accounted for 27%, 21% and 16%, respectively, of our annual sales.

Contracts with these customers do not specify a quantity of components to be supplied over the life of the vehicle, typically five to seven years. Components for certain customer models may also be “market tested” annually. The loss of a significant customer, the non-renewal or early cancellation of key vehicle programs, a substantial reduction in purchases by a major customer or adverse changes in customer relationships could result in reduced sales, lower operating margins, underutilization of manufacturing capacity, and increased operating costs. Due to our customer concentration, adverse developments affecting a single significant customer could have a disproportionate impact on our business, financial condition, cash flows, and results of operations. While we continually seek to win new business with our existing customers and diversify our customer base, our efforts may not be successful and, even if successful, may not offset the impact of the loss or reduction in purchases of a significant customer or the non-renewal or early cancellation of a program. In addition, as a result of the relatively long lead times required for some of our products and the time it takes to establish a commercial relationship with new customers, it may be difficult in the short term for us to obtain new sales sufficient to offset a significant decline in sales to existing customers.

We also make investments in equipment, tooling and assembly lines used exclusively to manufacture products for specific customer programs. This equipment is capitalized and depreciated over the expected useful life of each respective asset. Therefore, the loss of any one of our major customers, the loss of specific vehicle models or the early cancellation of a vehicle model could result in impairment in the value of these assets.

Customer Forecasts and Demand

Our business depends on, and is directly affected by, the dynamics in the automobile industry. Our major customers and many of their suppliers can be significantly impacted by unfavorable global economic and industry conditions. In the past, many of our major customers have instituted production cuts and shuttered plants in light of these unfavorable conditions which adversely impacts demand for our products during these slowdowns and shutdowns. Additional economic slowdowns, global conflicts, pandemics or part supply shortages could result in new production cuts which could have a material adverse effect on our net sales. Furthermore, uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production. The use and consumption of our products fluctuates depending on order forecasts we receive from our customers. These order forecasts can change dramatically from quarter to quarter.

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

We manufacture a vast majority of our products in Mexico and rely on a global supply chain to provide raw materials and components that we need to manufacture our products. Our business benefits from certain free trade agreements, such as the United States-Mexico-Canada Agreement ("USMCA"). However, recent shifts in trade policy have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the United States, which has created meaningful uncertainty. These changes may result in significantly increased production costs, pricing volatility and administrative complexity in determining country-of-origin compliance for automotive components.

In addition to potential changes in customs duties and tariffs in the United States and other countries, the future terms of the USMCA remain uncertain following the July 2026 joint review process. Although the USMCA remains in effect, the United States did not agree to extend the agreement in its current form. There can be no assurance that future negotiations will preserve the current terms of the agreement or that any modifications to the USMCA, including changes to rules of origin, regional value content requirements, tariff treatment or customs procedures, will not adversely affect our business. Also, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.

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

Highly Competitive Automotive Supply Industry

The automotive component supply industry is highly competitive. OEMs rigorously evaluate our products and performance against competitors on the basis of quality, reliability and cost-effectiveness. New business is typically awarded to the supplier offering the most favorable combination of technological innovation, quality, delivery and price. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that resonate with our customers, differentiating our products from those of our competitors, delivering quality products in the time frames required by our customers and maintaining efficient production. There can be no assurance that we will be able to compete successfully with the products of our competitors. Our competitors' efforts to grow market share could exert downward pressure on our product pricing and margins. Vertical integration by competitors and customers, as well as within our supply chain, could complicate and impact sourcing decisions by our customers and adversely affect our sales. Some of our competitors may have larger customer bases and significantly greater financial, technical, operational and procurement scale than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products.

The global automotive industry is also experiencing increased competition from automotive manufacturers and component suppliers based in China. Chinese original equipment manufacturers ("OEMs") and suppliers have expanded their presence in key global markets through competitive pricing strategies, government-supported investments, technological advancements, vertical integration and increasing manufacturing scale. As Chinese vehicle manufacturers continue to gain market share, particularly in electric vehicles and related technologies, traditional global OEMs may experience reductions in vehicle production volumes, pricing pressures and shifts in sourcing strategies. Increased competition could put additional pressure on us to reduce prices or take other actions, which may have an adverse effect on our business, sales, financial condition and results of operations. We may also lose significant customers or lines of business to competitors.

Cyclicality and Seasonality in the Automotive Market

Historically, our operating results have fluctuated by quarter based on the ebbs and flows of automotive vehicle production levels. The automotive market is cyclical and is dependent on consumer spending, availability of consumer credit, inflation, labor conditions, interest rates, fuel prices, consumer preference and confidence, geopolitical issues and to a certain extent, customer sales incentives. Economic factors adversely affecting consumer demand for automobiles and automotive production could adversely impact our financial results.

Market Acceptance of New or Enhanced Products

The growth of the Company's business will be dependent on the demand for innovative products. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging software technologies, including hybrid and electric vehicle advances. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models by our customers. New model development generally begins three to five years prior to the marketing of such new models. The failure to obtain new business on new vehicle models or to retain or increase business on redesigned existing models could result in reduced net sales. In addition, we may incur significant product development expenses in preparing to meet anticipated customer requirements which may not be recovered.

New Product Development and Innovation Risk

We intend to develop new vehicle access and security products, including advanced mechanical, electronic, and smart access systems, to expand into emerging mobility and connected vehicle markets. These efforts involve risks and may not be successful. The launch of new and enhanced products is a complex process, the success of which depends on a wide range of factors, including product quality, cost efficiency, the competitive landscape, customer demand and other factors. If we are unable to design, launch, or improve products on a timely and cost-effective basis in line with OEM program requirements, our ability to secure new business and our operating results could be adversely affected. Additionally, our success depends on developing innovative technologies and processes that meet evolving customer and industry standards. If we fail to do so, or if our customers do not adopt or integrate our new products and technologies into their vehicle platforms, our competitive position, business, and financial condition could be materially adversely affected.

Joint Ventures

Certain of our operations are conducted through a joint venture with ADAC Automotive. With respect to our joint venture, we may share ownership and management responsibilities with a partner that may not share our goals and objectives. Operating a joint venture requires us to manage the business pursuant to the terms of the operating agreement. Risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, the ability to enforce such obligations, conflicts arising between us and our partner, a change in the ownership of any of our partners and a reduced ability to control compliance with applicable rules and regulations. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Any such occurrence could adversely affect our financial condition, operating results and cash flows.

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

Manufacturing Complexity and Quality Risks

The manufacture of our products involves highly complex and precise processes. If we experience disruptions, quality issues, or inefficiencies in our manufacturing operations, whether internally or through our suppliers, our ability to meet OEM specifications and delivery requirements could be adversely affected. Such issues could harm our reputation, customer relationships, and financial results.

Foreign Operations

We conduct manufacturing operations in Mexico. As these operations continue to expand, their success will depend, in part, on our ability to anticipate and effectively manage certain risks inherent in international operations, including: enforcing agreements and collecting receivables through certain foreign legal systems, payment cycles of foreign customers, compliance with foreign tax laws, general economic and political conditions in these countries and compliance with foreign laws and regulations.

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

In addition, all production associates at our Milwaukee facility are unionized. The current contract with our Milwaukee unionized associates is effective through November 1, 2030. We also have unionized associates at our Leon, Mexico facility. The current contract with our Leon unionized associates is effective through April 12, 2027. We may encounter labor disruption and we may also encounter unionization efforts in our other plants or other types of labor conflicts, any of which could have an adverse effect on our business, financial results, financial condition and cash flows.

Climate Change, Environmental, Social and Governance (ESG) Matters, and Global Health Crises

Natural disasters, extreme weather conditions resulting from global climate change, or pandemics and infectious disease outbreaks could lead us, our customers or our suppliers to experience disruptions in operations or disruptions in the availability of key components, which could lead to a material adverse impact on our results of operations, financial condition and cash flows. Pandemics or disease outbreaks have disrupted, and may continue to disrupt, the global economy, and because we and our suppliers manufacture products in facilities around the world, we may be vulnerable to an outbreak of infectious disease in the regions in which we, or our customers or suppliers, operate.

In addition to the increased customer focus on supply chain resiliency, expectations on sustainability have been rapidly evolving and increasing. The enhanced focus on sustainability requires continuous monitoring of various and evolving regulations and standards and their associated requirements. Our failure, or that of our supply base, to adequately meet stakeholder expectations may result in, among other things, the loss of business, or an inability to attract customers which would adversely affect our business, financial condition or results of operations.

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

Ability to Access Capital Markets

From time to time we have relied on our existing credit facilities to provide us with adequate working capital to operate our business and fund our capital expenditures, including any expansion initiatives. Escalation of any global inflationary pressures on our operating results may impact our ability to satisfy our lending covenants in the short term. Additionally, we cannot provide assurance that we will be able to refinance, extend the maturity of, or otherwise amend the terms of our existing credit facilities, or that any refinancing, extension, or amendment will be on terms favorable to us or even on commercially reasonable terms. If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities. Moreover, new credit facilities resulting from any refinancing of our existing facilities could have a significantly higher rate of interest and greater borrowing costs than our existing facilities. We can make no assurance that we will be successful in ensuring the availability of amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements. If we are not able to maintain our borrowing availability under our credit facilities it may have a negative impact on our business, results of operations, financial condition and cash flows.

Legal and Regulatory Risks

Intellectual Property

We own intellectual property, including patents, trademarks, copyrights, and trade secrets, that are important to our business. Our intellectual property plays an important role in maintaining our competitive position in the markets we serve. We may directly or through a supplied component utilize intellectual property in products that require a license from a third-party. While we believe that such licenses generally can be obtained by us, or a supplier if a supplied component, we may not be able to obtain the necessary licenses on commercially acceptable terms or at all. Failure by us or our suppliers to obtain the right to use third-party intellectual property could preclude us from selling certain products, and developments or assertions by or against us relating to intellectual property rights could have materially adverse effects on our business, operating results, financial condition, and cash flow.

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

Other Legal Proceedings

We are involved in various legal and regulatory proceedings and claims that, from time to time, may be significant. These are typically claims that arise in the normal course of business, including, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims, environmental matters, tax matters, employment matters and antitrust matters. No assurances can be given that such proceedings and claims will not adversely affect our financial condition, operating results and cash flows.

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

Geopolitical Instability

We are currently operating in a period of geopolitical instability, which has significantly contributed to economic uncertainty, capital market disruption and supply chain interruptions in the U.S. and global markets. While the length and impact of the ongoing global conflicts are unpredictable, they could lead to further market disruptions, including supply chain interruptions and significant volatility in commodity prices, and in credit and capital markets. The ongoing conflicts have led to sanctions and other penalties being levied by the U.S., the EU, and other countries. Additional potential sanctions and penalties have also been proposed. These global conflicts, as well as future geopolitical conflicts, could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially further disrupting the supply chain for necessary components and raw materials used by us or our customers in producing products. Any of the foregoing factors could have a material adverse effect on our business, operating results, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Governance

The Company conducts regular assessments of cybersecurity risks both internally and with third party assistance. Our Chief Information Officer reports on the results of these assessments and corresponding recommendations to the full Board of Directors at least annually. We use the National Institute of Standards and Technology ("NIST") framework to regularly assess the threat landscape and support a cybersecurity strategy based on prevention, detection and mitigation. In general, the Company seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving confidentiality, managing data security and availability and effectively responding to cybersecurity incidents when they occur. Management's philosophy on cybersecurity is to be vigilant in protecting the Company through investments in tools and employee awareness to aid in the prevention, detection and mitigation of cyber threats, while recognizing that not all threats are preventable.

The Company's Chief Information Officer and Chief Financial Officer, along with cybersecurity personnel on their respective teams, are responsible for developing cybersecurity programs, as may be required by applicable law or regulation. Our cybersecurity personnel have the appropriate expertise in IT and cybersecurity, which generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience.

Risk Management and Strategy

Among other best practices, we use multi-factor authentication wherever possible for external access to systems, assess and update current versions of security solutions, perform annual cybersecurity training and email phishing campaigns for employees, use third parties to perform external penetration testing, and maintain disaster recovery and incident response plans. We employ a combination of methods to monitor new or developing cybersecurity risks. Incidents, if any, are escalated to management and the Board according to our incident response policy. Through these processes, we did not identify risks from current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Global Market under the symbol “STRT.”

Holders

As of June 28, 2026, our Common Stock was held by 718 shareholders of record. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

Dividends

We have not paid a cash dividend on our Common Stock in the last three years and do not currently expect to pay cash dividends in the foreseeable future. The payment of future dividends is within the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition and other factors.

Stock Repurchase Programs

On May 28, 2026, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $40.0 million of its outstanding common stock. In connection with the authorization of the new program, we terminated our previous share repurchase program. The new share repurchase program has no fixed expiration date, does not obligate us to acquire any specific amount of common stock, and may be modified, suspended or terminated at any time at the discretion of the Board of Directors.

The prior authorization permitted the repurchase of up to 3,839,395 shares of our common stock. Prior to fiscal 2026 a total of 3,655,322 shares had been repurchased at a cost of $136.4 million. The following table provides information with respect to the purchases by the Company of Common Stock under this authorization during the three months ended June 28, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
3/30/2026 - 5/3/2026	-	$-	-
5/4/2026 - 5/31/2026	110,269	$67.10	3,765,591
6/1/2026 - 6/28/2026	-	$-	-
	110,269	$67.10	3,765,591

Performance Graph

The following graph illustrates the cumulative returns over the last five years, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our Common Stock, (2) Russell 2000 Index, (3) the S&P 600 Index and (4) the Nasdaq US Benchmark Auto Parts TR Index. Historical performance may not be indicative of future shareholder returns.

	6/27/2021	07/03/2022	07/02/2023	06/30/2024	06/29/2025	06/28/2026
Strattec Security Corporation	$100.00	$74.81	$41.12	$56.68	$138.34	$187.35
Russell 2000 Index	$100.00	$74.93	$83.18	$91.55	$98.41	$138.07
S&P 600 Index	$100.00	$83.17	$90.44	$98.26	$102.96	$140.71
Nasdaq US Benchmark Auto Parts TR Index	$100.00	$72.52	$84.94	$66.07	$60.48	$73.57

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

Current Business Update

Our strategic priority is to execute on a business transformation to strengthen the Company’s profitability and deliver sustainable sales growth. We expect to improve our business with upgraded systems and processes, modernization of our support functions and focus on productivity and efficiencies in our manufacturing operations. We believe this will result in an optimized cost structure and consistent cash generation through improved working capital velocity and efficient asset utilization. To drive organic growth, we will leverage our technical engineering expertise, market leading positions and strong customer relationships to generate innovative solutions and capture more content on current platforms, win new platforms with current customers, gain new customers both domestically and abroad and build opportunities in the broader transportation industry. The strength of our balance sheet also supports continued investments in process modernization, automation and new product innovation, as well as the flexibility needed to navigate through industry cycles.

Fiscal 2026 Financial Highlights

•
Grew net sales 3% to $579.4 million driven by pricing and volume increases
•
Expanded gross margin 150 basis points to 16.5%
•
Delivered a 10% increase in net income to $20.6 million, or $5.00 per diluted share
•
Generated $46.3 million of cash flow from operations driven by cash earnings and working capital management
•
Returned $7.4 million of capital to shareholders through the repurchase of over 2% of our outstanding common stock

Business Transformation

During fiscal 2026, we continued executing on our multi-year business transformation. We made significant progress on organizational restructuring actions, operational improvements and investments in business processes and technology. We reduced total headcount by approximately 7% during the year while maintaining support for customer programs and key growth initiatives. Operationally, we continued implementing initiatives designed to improve efficiency and cost competitiveness, including manufacturing automation, freight optimization and supply chain resiliency projects. These efforts contributed to improved gross profit margin despite foreign exchange headwinds and fluctuating customer production schedules. We also advanced several foundational process and technology initiatives intended to strengthen decision-making, improve data visibility, and increase organizational effectiveness.

Commercially, we continued efforts to strengthen customer engagement, improve quoting and program management processes, refine our product portfolio and pursue opportunities to win new business from both existing and prospective customers. The automotive industry is characterized by long product development and customer sourcing cycles. New vehicle programs are typically awarded several years before the start of production, requiring suppliers to invest significant engineering, validation, tooling and program management resources well in advance of realizing sales. Customer relationships are often developed over an extended period, and it may take five to seven years or longer to establish new OEM relationships, demonstrate technical capabilities, earn customer trust and secure meaningful production awards. As a result, we are actively working to be included on vehicle platforms scheduled for production in model years 2030 and beyond. We are also working to expand our reach to a broader customer set than we have addressed historically. Our strategic initiatives are aimed at building a more predictable business that can generate consistent cash flow across industry cycles.

We believe these transformational initiatives, combined with ongoing investments in organizational capabilities, will better position the Company to respond in a changing automotive market.

Capital Allocation

Over the past two years we have driven significant cash flow from operations which has resulted in the repayment of all existing debt and continued strengthening of our balance sheet. We are committed to a disciplined capital allocation approach, designed to maximize long-term shareholder value while maintaining financial flexibility through industry cycles. Our first priority is to maintain a strong balance sheet and sufficient liquidity to support working capital requirements and capital expenditures, and allow us to navigate potential market volatility. Given the cyclical nature of the automotive industry and ongoing macroeconomic uncertainty, we believe maintaining a strong balance sheet enhances our ability to invest through economic cycles and respond to changing customer and market conditions. Our second priority is investing in the business to support long-term growth and operational improvement. These investments include customer program launches, product development, manufacturing automation, cost reduction initiatives, information technology investments, and other strategic initiatives intended to improve our competitiveness and margins. Third, we evaluate opportunities to return excess capital to shareholders. Subject to market conditions and investment opportunities we may repurchase shares on an opportunistic basis and to offset dilution associated with equity compensation programs. We also allocate capital to pursue strategic acquisition opportunities that enhance our capabilities, expand customer relationships, increase scale, improve margins, or otherwise support our long-term strategic objectives.

Market & Macro Environment

The North American automotive market continues to experience uncertainty driven by evolving trade policies, foreign exchange fluctuations, changing vehicle affordability dynamics, shifting OEM production schedules and emerging Chinese OEMs. Industry production levels remained below historical peak levels during fiscal 2026, and third-party forecasts indicate a modest (2% to 3%) decline in North American light vehicle production in fiscal 2027, while our primary customers are expected to decline 5% to 6% over the next year. Recent production forecasts have been impacted by tariff-related uncertainty, consumer demand trends, and a reduced number of scheduled vehicle launches by certain OEMs. Several of our largest customers, including Ford, General Motors, and Stellantis, continue to operate in a highly competitive environment characterized by declining market share positions, ongoing electrification strategy adjustments, and efforts to optimize vehicle inventories and production schedules. Industry participants remain focused on balancing production with retail demand following the inventory rebuilding experienced after the COVID-19 supply disruptions.

The global trade environment also remains dynamic. During fiscal 2026, the United States implemented and modified tariffs on certain imported goods, while other countries introduced reciprocal measures and trade restrictions. In addition, the ongoing review of the United States‑Mexico‑Canada Agreement ("USMCA") and potential future changes to regional content requirements, rules of origin, and tariff treatment have contributed to uncertainty across the North American automotive supply chain. These developments have required us to evaluate sourcing strategies, localization opportunities, and supply chain resiliency initiatives.

Foreign currency movements, particularly fluctuations in the Mexican peso relative to the U.S. dollar, remain an important factor affecting our operating results. Because a significant portion of the Company's manufacturing operations are located in Mexico, peso appreciation increases labor and manufacturing costs when translated into U.S. dollars. During fiscal 2026, changes in foreign exchange rates affected both operating costs and the mark-to-market valuation of the Company's foreign currency hedging program. The Company continues to utilize forward currency contracts to reduce a portion of its exposure to Mexican peso fluctuations.

While macroeconomic uncertainty, fluctuating OEM production volumes, tariffs, and foreign exchange volatility remain challenges, we believe the actions taken during fiscal 2026 have improved profitability and enhanced cash generation. As we enter fiscal 2027, we remain focused on continuing to advance our strategic priorities, executing the business transformation, strengthening operational performance, and delivering long-term value for shareholders.

Analysis of Results of Operations

The following discussion is a comparison between fiscal 2026 and fiscal 2025 results. For a discussion of our results of operations comparing fiscal 2025 to fiscal 2024, refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025, which was filed with the SEC on August 25, 2025 and is available on our website.

Year ended June 28, 2026 (fiscal 2026) compared with the year ended June 29, 2025 (fiscal 2025)

The Company's consolidated results of operations for the years ended June 28, 2026 and June 29, 2025 were as follows (in thousands):

	Years Ended		Change
	June 28, 2026	June 29, 2025	$	%
Net sales	$579,392	$565,066	$14,326	3%
Direct material costs	318,628	315,320	3,308	1%
Labor and overhead costs	165,399	165,169	230	0%
Cost of goods sold	484,027	480,489	3,538	1%
Gross profit	95,365	84,577	10,788	13%
Gross margin	16.5%	15.0%		150	bp
Selling, administrative and engineering expenses	68,842	61,793	7,049	11%
Income from operations	26,523	22,784	3,739	16%
Operating margin	4.6%	4.0%		60	bp
Interest income	3,500	2,039	1,461	72%
Interest expense	(359)	(1,007)	648	-64%
Other income, net	3,298	820	2,478	302%
Income before income taxes and non-controlling interest	32,962	24,636	8,326	34%
Income tax expense	11,339	5,717	5,622	98%
Net income	21,623	18,919	2,704	14%
Net income attributable to non-controlling interest	1,025	234	791	338%
Net income attributable to Strattec	$20,598	$18,685	$1,913	10%

Earnings per share attributable to Strattec:
Basic	$5.07	$4.64	$0.43	9%
Diluted	$5.00	$4.58	$0.42	9%

Net sales in fiscal 2026 totaled $579.4 million, an increase of $14.3 million, or 3%, compared with fiscal 2025 net sales of $565.1 million. The year-over-year increase was driven by $11.0 million of pricing, including $2.6 million of U.S. tariff surcharges and price increases, and $3.3 million of additional volume. Sales volumes reflected a $9.5 million increase on existing platforms and $3.3 million of net new program launches, which were partially offset by $9.5 million in reduced sales associated with customer cancelled electric vehicle ("EV") programs compared to the prior‑year.

Material costs increased $3.3 million primarily due to higher sales volumes, while labor and overhead costs increased $0.2 million. Increased conversion costs were due to higher sales volumes and a $6.5 million headwind from changes in foreign currency exchange rates. These increases were partially offset by $5.4 million in savings from previously completed restructuring actions and $1.7 million lower provisions for annual bonuses.

Gross profit was $95.4 million in fiscal 2026, compared with $84.5 million in the comparable prior-year period. Despite unfavorable changes in foreign currency exchange rates, gross margin improved year-over-year from 15.0% to 16.5%, a 150 basis point improvement, reflecting our focused efforts to manage our cost structure, incremental production volumes and pricing actions.

Selling, administrative, and engineering expenses were 11.9% of sales in fiscal 2026, compared with 10.9% in the prior-year period. Total Selling, administrative, and engineering expenses were $68.8 million in fiscal 2026, an increase of $7.0 million year-over-year. The increase in costs reflects $3.3 million associated with investments in additional talent, $3.3 million of incremental business transformation costs and $1.3 million of incremental restructuring and voluntary retirement costs related to efforts to improve our cost structure. These increases were partially offset by reduced executive transition costs of $1.4 million and $1.2 million of lower provisions for annual bonuses.

Interest income increased $1.5 million due to increased levels of cash and cash equivalents, which are invested in overnight money market funds, while interest expense decreased $0.6 million, the result of debt repayments.

Other income, net increased from $0.8 million in fiscal 2025 to $3.3 million in fiscal 2026. The increase in Other income, net was primarily due to $4.9 million realized gains on peso forward contracts, partially offset by $1.6 million foreign currency transaction losses and $0.8 million non-service pension and postemployment costs.

The effective income tax rate was 34.4% and 23.2% for fiscal 2026 and 2025, respectively. The effective rate for both periods differs from the statutory rate because of the foreign rate differential, state income taxes, research and development tax credits, limitations on the utilization of tax credits and non-deductible items. Additionally, the fiscal 2026 effective tax rate was impacted by a $1.0 million increase to valuation allowances and a $2.9 million increase to reserves for uncertain tax positions. See Note 6, “Income Taxes,” for additional information.

Fiscal 2026 net income attributable to Strattec was $20.6 million, a 10% increase compared with $18.7 million in fiscal 2025. Incremental production volumes, coupled with pricing and restructuring actions drove improved profitability, despite headwinds from changes in foreign currency exchange rates and continued investments in the business. Earnings per diluted share were $5.00 in fiscal 2026, compared with $4.58 in the prior year.

Liquidity and Capital Resources

At June 28, 2026, we had $108.2 million of cash and cash equivalents, of which $3.8 million was held by our foreign subsidiaries. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Cash flows from:
Operating activities	$46.3	$71.7	$12.3
Investing activities	(5.4)	(7.2)	(7.8)
Financing activities	(16.9)	(4.9)	-
Effect of exchange rate changes on cash	(0.3)	(0.4)	0.3
Net increase in cash and cash equivalents	$23.7	$59.2	$4.8

Fiscal 2026 cash flow from operations increased our balance sheet cash position, allowed us to repay all outstanding bank debt, repurchase common stock and continue to invest in the business. Cash flow from operations was $46.3 million compared with $71.7 million in the prior year. Current year cash from operations reflects improved cash earnings, while the prior year benefited from a significant reduction in primary working capital and the recovery of pre-production costs. Net cash used in investing activities was $5.4 million during fiscal 2026 compared with $7.2 million in the prior-year period. Capital expenditures to support new product programs and the upgrade and replacement of existing equipment were $7.3 million which was partially offset by $1.9 million of proceeds from the sale of property, plant and equipment. Current year cash used in financing activities resulted from the repayment of $8.0 million under our joint venture revolving credit agreement, $7.4 million repurchases of our common stock and the payment of $1.4 million for taxes withheld for the vesting of share-based awards.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	June 28, 2026	PWC %	June 29, 2025	PWC %
Accounts receivable, net	$99	16%	$102	17%
Inventory, net	64	11%	65	11%
Accounts payable	(55)	(9%)	(66)	(11%)
Primary working capital	$108	18%	$101	17%

Cash Requirements and Contractual Obligations

Future Capital Expenditures

We anticipate capital expenditures will be approximately $12.0 million in fiscal 2027 in support of requirements for new product programs and the upgrade and replacement of existing equipment.

Stock Repurchase Program

On May 28, 2026, the Board of Directors authorized a new share repurchase program under which we may repurchase up to $40.0 million of its outstanding common stock. The authorization has no fixed expiration date and does not obligate us to acquire any specific amount of common stock. During the fourth quarter of fiscal 2026 and prior to termination of our previous repurchase authorization, we repurchased 110,269 shares of common stock for $7.4 million. As of June 28, 2026, no shares had been repurchased under the new authorization and the full $40.0 million remained available for repurchase. Repurchases under the program, if any, are expected to be funded through cash generated from operations and existing cash balances.

Credit Facilities

We have a revolving credit facility with BMO Harris Bank N.A., which provides for a $40 million revolving line of credit maturing October 2028. The Company's joint venture also has a revolving credit agreement with BMO Harris Bank N.A., which provides for a $10 million asset-based revolving line of credit, subject to a borrowing base, maturing October 2028.

There were no outstanding borrowings and no interest due on either facility as of June 28, 2026. The repayment of any balance drawn on these facilities and the related interest payment obligations are expected to be funded by cash flow from operations and current cash balances. For further information related to our credit facilities, see Note 3, "Credit Facilities," for additional information.

Income Taxes

We may be required to make cash outlays related to our unrecognized tax benefits, including interest and penalties. As of June 28, 2026, we had unrecognized tax benefits, including interest and penalties, of $4.7 million. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to our unrecognized tax benefits, see Note 6, "Income Taxes," for additional information.

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

Throughout a vehicle's lifecycle, we receive purchase orders from our customers, which provide the commercial terms for a sale transaction. Revenue is typically recognized at a point in time based on the transaction price and the quantity of parts shipped to the customer. Discrete price adjustments may occur during the vehicle production period in order for us to remain competitive with market prices or based on changes in product specifications or based on changes in significant input costs for the products. In the event the Company concludes that a portion of the revenue for a given product may vary from the purchase order, we record consideration at the most likely amount to which we expect to be entitled based on historical experience and input from customer negotiations.

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

As a result, these differences and the interplay in tax laws between jurisdictions may cause our estimates of income tax liabilities to differ from actual payments or assessments. Some of these differences are permanent, such as expenses that are not tax deductible, while others are temporary differences, such as amortization and depreciation expenses. Temporary differences create deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not large enough to utilize the entire deduction or credit. Relevant factors in determining the realizability of deferred tax assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes.

While we have support for the positions taken on tax returns, taxing authorities may assert different interpretations of laws and facts and may challenge cross-jurisdictional transactions. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements.

Post-employment Benefits

We have post-employment liabilities, including a supplemental executive retirement plan, termination indemnity plans and seniority premium obligations that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets and rate of compensation increases. We consider current market conditions in selecting these assumptions. While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company's liability or future expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the normal course of business, primarily from changes in interest rates, foreign currency exchange rates, and prices of certain production materials. The disclosures below relate to market risk sensitive instruments and other exposures we believe are material to our business. We do not enter into derivative instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk if we borrow under our revolving credit facilities. There were no outstanding borrowings under the revolving credit facility at June 28, 2026. Refer to Note 3, “Debt,” in the Notes to Consolidated Financial Statements for more information on interest rates.

Commodity Risk

We are exposed to market risk from changes in the prices of production materials, principally steel, zinc, resins and plastics, which are significant inputs to our products. Our exposure to these costs is managed primarily through commercial arrangements rather than financial instruments. For certain commodities, the Company has entered into purchase or sales agreements under which pricing is adjusted by reference to published market indices, which serves to align a portion of our raw material cost movements with corresponding adjustments in the prices charged to, or paid by, customers and suppliers and thereby reduces our net exposure for those commodities. Index-based adjustments and customer recoveries are subject to timing lags, periodic reset provisions, and negotiation, and a portion of our commodity purchases is not covered by index-based or pass-through arrangements. As a result, there can be no assurance that we will recover all increases in production material costs from customers or recover them in the period in which the costs are incurred.

Foreign Currency Risk

We have international operations, including significant operations in Mexico, which expose us to foreign currency exchange rate risk. A portion of our manufacturing costs is denominated in Mexican pesos, and changes in the U.S. dollar/Mexican peso exchange rate affect our results of operations and cash flows. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to the Mexican peso would have affected fiscal 2026 cost of goods sold by approximately $7.0 million. This sensitivity analysis is based on peso-denominated operating costs incurred during fiscal 2026 and does not reflect the potential impact of pricing actions, productivity initiatives, customer recoveries, or other mitigating actions. We also use foreign currency forward contracts to mitigate a portion of this exposure, and therefore actual results may differ from the sensitivity analysis presented above.

We also translate the assets and liabilities of foreign operations where the U.S. dollar is not the functional currency at period-end exchange rates and translate expenses at average exchange rates in effect during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss. Foreign currency translation adjustments were a gain of $2.7 million in fiscal 2026 and a loss of $1.2 million in fiscal 2025.

To manage a portion of our short-term foreign currency exposure, principally related to peso-denominated operating costs, we enter into Mexican peso forward contracts. These contracts are not designated as hedges for accounting purposes and are not used for trading or speculative purposes. The contracts are recorded at fair value in the consolidated balance sheets, and changes in fair value are recognized in Other income, net. At June 28, 2026 and June 29, 2025, the aggregate notional amounts of outstanding foreign currency forward contracts were $92.3 million and $32.0 million, respectively. We recognized net gains on these contracts of $4.6 million, $1.9 million, and $0.9 million in fiscal 2026, 2025, and 2024, respectively.

Separately, net foreign currency transaction gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency were $(1.6) million, $(0.6) million and $2.2 million in fiscal 2026, 2025 and 2024, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Strattec Security Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strattec Security Corporation and subsidiaries (the "Company") as of June 28, 2026, and June 29, 2025, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2026 and June 29, 2025, and the results of its operations and its cash flows for the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

General Warranty Reserve – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company records a general warranty reserve for potential exposure to warranty claims in the event its products fail to perform as expected and when it is probable that they will participate in the repair costs incurred by its customers for such products.

The general warranty reserve is estimated based on management’s analysis of historical warranty data, current trends and information, projected claims for products sold, and the terms of specific agreements. The general warranty reserve requires management to apply significant judgment to develop its estimate. Actual warranty costs may differ from management’s estimated costs as a result of, but not limited to, negotiation with customers, changes to the assumptions of repair and/or replacement costs, and repair rate. Such matters may require future adjustments to the reserve which could be material.

We identified the general warranty reserve as a critical audit matter because estimating future warranty costs requires significant judgment by management. Auditing management’s assumptions about management’s estimated future warranty costs involves a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the general warranty reserve included the following, among others:

- We tested the effectiveness of internal controls relating to management’s process for developing the assumptions and inputs used to estimate the general warranty reserve.

- We evaluated the methods and significant assumptions, including the frequency and average cost of warranty claims, used by management to estimate the general warranty reserve by:

o Evaluating the methodology used to determine the general warranty reserve in order to understand how key assumptions were developed.

o Testing the accuracy of the underlying data that served as the basis for the analysis, including historical failure rates and costs to repair, share rates agreed upon with the customers, and units sold.

o Testing the completeness of the general warranty reserve by conducting inquiries of operational and executive management regarding knowledge of product issues and evaluating whether they were appropriately considered in the determination of the general warranty reserve.

o Testing the mathematical accuracy of management’s calculation of the general warranty reserve.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

August 28, 2026

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Strattec Security Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Strattec Security Corporation and subsidiaries (the "Company") as of June 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 28, 2026 of the Company and our report dated August 28, 2026 expressed an unqualified opinion on those financial statements.

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

August 28, 2026

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Net sales	$579,392	$565,066	$537,766
Cost of goods sold	484,027	480,489	472,298
Gross profit	95,365	84,577	65,468
Selling, administrative and engineering expenses	68,842	61,793	47,654
Income from operations	26,523	22,784	17,814
Interest income	3,500	2,039	572
Interest expense	(359)	(1,007)	(900)
Other income, net	3,298	820	2,717
Income before income taxes and non-controlling interest	32,962	24,636	20,203
Income tax expense	11,339	5,717	3,775
Net income	21,623	18,919	16,428
Net income attributable to non-controlling interest	1,025	234	115
Net income attributable to Strattec	$20,598	$18,685	$16,313

Earnings per share attributable to Strattec
Basic	$5.07	$4.64	$4.10
Diluted	$5.00	$4.58	$4.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Net income	$21,623	$18,919	$16,428

Other comprehensive income (loss), net of tax:
Currency translation adjustments	2,651	(1,170)	(2,794)
Pension and postretirement plans	306	281	193
Total other comprehensive income (loss), net of tax	2,957	(889)	(2,601)
Comprehensive income	24,580	18,030	13,827
Comprehensive income (loss) attributable to non-controlling interest	2,012	(231)	(991)
Comprehensive income attributable to Strattec	$22,568	$18,261	$14,818

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and per share amounts)

	June 28, 2026	June 29, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$108,243	$84,579
Receivables, net	99,109	102,061
Inventories:
Finished products	11,775	12,398
Work in process	11,905	11,303
Purchased materials	40,630	41,000
Inventories, net	64,310	64,701
Pre-production costs	6,489	8,657
Value added tax recoverable	10,069	19,389
Income tax recoverable	2,243	2,465
Other current assets	5,810	8,211
Total current assets	296,273	290,063
Noncurrent Assets:
Property, plant and equipment:
Land and improvements	6,915	6,582
Buildings and improvements	42,969	39,821
Machinery and equipment	225,548	236,545
Total property, plant and equipment	275,432	282,948
Less: accumulated depreciation	205,587	205,538
Property, plant and equipment, net	69,845	77,410
Deferred income taxes	16,080	19,531
Other noncurrent assets	5,281	4,450
Total Assets	$387,479	$391,454
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$54,973	$65,824
Accrued payroll and benefits	20,773	22,956
Value added tax payable	7,429	11,933
Income tax payable	197	88
Warranty reserve	6,673	8,900
Other current liabilities	12,186	9,649
Total current liabilities	102,231	119,350
Noncurrent Liabilities:
Borrowings under credit facilities	-	8,000
Post-employment benefits	13,350	13,325
Other noncurrent liabilities	6,401	4,348
Total Liabilities	$121,982	$145,023
Shareholders' Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,704,994 issued shares at June 28, 2026 and 7,635,883 issued shares at June 29, 2025	$77	$76
Capital in excess of par value	107,138	103,784
Retained earnings	289,895	269,297
Accumulated other comprehensive loss	(14,143)	(16,113)
Less: treasury stock, at cost (3,727,322 shares at June 28, 2026 and 3,596,549 shares at June 29, 2025)	(144,321)	(135,452)
Total Strattec shareholders’ equity	238,646	221,592
Non-controlling interest	26,851	24,839
Total Shareholders' Equity	265,497	246,431
Total Liabilities and Shareholders' Equity	$387,479	$391,454

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling interest	Total Shareholders' Equity
Balance -- July 2, 2023	$75	$100,309	$234,299	$(14,194)	$(135,526)	$26,061	$211,024
Net income	—	—	16,313	—	—	115	16,428
Currency translation adjustments	—	—	—	(1,688)	—	(1,106)	(2,794)
Pension and postretirement funded status adjustment, net of tax of $59	—	—	—	193	—	-	193
Purchase of former joint venture non-controlling interest	—	(775)	—		—	-	(775)
Stock-based compensation	—	1,467	—	—	—	-	1,467
Share issuances	1	23	—	—	48	-	72
Balance -- June 30, 2024	$76	$101,024	$250,612	$(15,689)	$(135,478)	$25,070	$225,615
Net income	—	—	18,685	—	—	234	18,919
Currency translation adjustments	—	—	—	(705)	—	(465)	(1,170)
Pension and postretirement funded status adjustment, net of tax of $82	—	—	—	281	—	—	281
Stock-based compensation	—	2,725	—	—	—	—	2,725
Share issuances	—	35	—	—	26	—	61
Balance -- June 29, 2025	$76	$103,784	$269,297	$(16,113)	$(135,452)	$24,839	$246,431
Net income	—	—	20,598	—	—	1,025	21,623
Currency translation adjustments	—	—	—	1,664	—	987	2,651
Pension and postretirement funded status adjustment, net of tax of $89	—	—	—	306	—	—	306
Stock-based compensation	—	3,305	—	—	—	—	3,305
Shares withheld for taxes on stock-based awards	—	—	—	—	(1,442)	—	(1,442)
Share issuances	1	49	—	—	14	—	64
Repurchases of common stock under share repurchase program	—	—	—	—	(7,441)	—	(7,441)
Balance -- June 28, 2026	$77	$107,138	$289,895	$(14,143)	$(144,321)	$26,851	$265,497

The accompanying notes are an integral part of these Consolidated Financial Statements.

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
OPERATING ACTIVITIES:
Net income	$21,623	$18,919	$16,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,085	14,764	16,547
Foreign currency transaction loss (gain)	1,560	591	(2,153)
Deferred income taxes	3,563	(1,890)	(4,711)
Stock-based compensation expense	3,305	2,725	1,467
Unrealized loss (gain) on peso contracts	349	(2,314)	—
Other, net	345	1,348	919
Change in operating assets and liabilities:
Receivables	2,992	(3,085)	(9,356)
Inventories	391	16,948	(4,052)
Prepaids and other assets	9,466	12,027	(13,562)
Accounts payable	(10,431)	10,674	(3,016)
Accrued liabilities	(1,944)	970	13,754
Net cash provided by operating activities	46,304	71,677	12,265
INVESTING ACTIVITIES:
Proceeds from sale of interest in joint ventures	—	—	2,000
Purchase of property, plant and equipment	(7,328)	(7,156)	(9,788)
Proceeds from sale of property, plant and equipment	1,930	—	—
Net cash used in investing activities	(5,398)	(7,156)	(7,788)
FINANCING ACTIVITIES:
Borrowings under credit facilities	—	3,000	2,000
Repayments under credit facilities	(8,000)	(8,000)	(2,000)
Payment for debt issuance costs	(132)	—	—
Repurchases of common stock under share repurchase program	(7,400)	—	—
Payment for taxes withheld from stock-based awards	(1,442)	—	—
Share issuances	64	61	72
Net cash (used in) provided by financing activities	(16,910)	(4,939)	72
Foreign currency impact on cash	(332)	(413)	290
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,664	59,169	4,839

CASH AND CASH EQUIVALENTS:
Beginning of year	84,579	25,410	20,571
End of year	$108,243	$84,579	$25,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,746	$14,174	$3,801
Interest	$218	$1,007	$888
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(79)	$(422)	$171

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and reflect the consolidated results of Strattec. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on the Sunday nearest June 30. The years ended June 28, 2026, June 29, 2025, and June 30, 2024 are each comprised of 52 weeks.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For the Company, this ASU is effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company adopted this standard prospectively with the additional and enhanced disclosures presented in Note 6, “Income taxes.”

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

Inventories

Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at lower of cost or net realizable value using the first-in, first-out (“FIFO”) cost method.

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

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development expenditures were $21.8 million in 2026, $21.7 million in 2025, and $14.8 million in 2024.

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

The Company enters into currency forward contracts covering a portion of peso denominated operating costs. The objective in entering into these contracts was to minimize earnings volatility resulting from changes in foreign currency exchange rates, specifically the Mexican peso. These currency forward contracts are not designated as hedges and, therefore, changes in fair value are recognized in Other income, net on the consolidated income statement.

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

The fair value of the Company's cash and cash equivalents, accounts receivable, post-employment plan assets, accounts payable and variable rate borrowings under revolving credit agreements approximated the book value at June 28, 2026 and June 29, 2025, due to their short-term nature and the fact that the interest rates, as applicable, approximated market rates. The fair value of all derivative instruments were based on quoted inactive market prices and therefore are classified as Level 2 within the valuation hierarchy.

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

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Balance, beginning of period	$8,900	$10,695	$9,725
Provision charged to expense	2,838	(376)	2,608
Payments	(5,065)	(1,419)	(1,638)
Balance, end of period	$6,673	$8,900	$10,695

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

A valuation allowance is provided for deferred tax assets when management considers it more likely than not that the asset will not be realized. At June 28, 2026 and June 29, 2025, a valuation allowance has been provided for certain deferred tax assets which the Company has concluded are more likely than not to not be realized. If future annual taxable income were to be significantly less than current and projected levels, there is a risk that certain of our deferred tax assets not already provided for by the valuation allowance would expire prior to utilization.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of the Company's common stock ("Common Stock") outstanding during the respective period. The Company's diluted earnings per share gives effect to all potential shares of Common Stock outstanding during a period that do not have an anti-dilutive impact to the calculation. In computing the number of diluted shares outstanding, the treasury stock method is used in order to arrive at a net number of shares assumed issued upon the conversion of Common Stock equivalents.

NOTE 3. CREDIT FACILITIES

On October 27, 2025, the Company entered into a new revolving credit agreement with BMO Harris N.A. ("Amended & Restated Credit Agreement"), to replace the existing $40 million Strattec Credit Facility. The Amended & Restated Credit Agreement provides for a $40 million revolving line of credit maturing October 2028. The facility bears interest at varying rates based on the bank's prime rate or SOFR plus 1.50%. There were no outstanding borrowings on the facility during fiscal 2026. The credit facility is secured by U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. and contains a restrictive financial covenant that requires a minimum net worth level.

The Company's joint venture, ADAC-Strattec LLC, entered into a revolving credit agreement with BMO Harris N.A. (the "Amended & Restated JV Credit Facility") on April 30, 2026, which provides for a $10 million asset-based revolving line of credit, subject to a borrowing base, maturing October 2028. The Amended & Restated JV Credit Facility bears interest at varying rates based on the bank's prime rate plus 1.00% or SOFR plus 1.75%. The Amended & Restated JV Credit Facility replaces the previous joint venture facility, which was terminated upon the closing of the agreement. The credit facility is secured by substantially all of the joint venture's assets and contains restrictive financial covenants that require a minimum net worth level and a minimum fixed charge coverage ratio.

As of June 28, 2026 and June 29, 2025, the Company was in compliance with all financial covenants.

Outstanding borrowings under the joint venture credit agreements were as follows (in thousands):

	June 28, 2026	June 29, 2025
Outstanding borrowings	$-	$8,000

Average outstanding borrowings and the weighted average interest rate under the joint venture credit agreements were as follows (in thousands, except percentages):

	June 28, 2026	June 29, 2025
Average outstanding borrowings	$2,973	$12,654
Weighted average interest rate	7.2%	7.9%

NOTE 4. DERIVATIVE INSTRUMENTS

The aggregate notional amounts of outstanding foreign currency forward contracts were $92.3 million and $32.0 million at June 28, 2026 and June 29, 2025, respectively. The fair values of derivative instruments not designated as hedging instruments recorded in our consolidated balance sheets were as follows (in thousands):

Balance Sheet Classification	June 28, 2026	June 29, 2025
Other Current Assets	$2,361	$2,314
Other Current Liabilities	$(264)	$—
Other Noncurrent Liabilities	$(132)	$—

NOTE 5. LEASES

The Company has one operating lease for its El Paso, Texas distribution warehouse. Operating lease expense was $951,000, $951,000, and $989,000 for fiscal years of 2026, 2025 and 2024, respectively. The operating lease asset and obligation related to our operating lease included in the accompanying consolidated balance sheets are presented below (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025
Right-of-use asset:
Other noncurrent assets	$2,171	$2,942
Lease liability:
Other current liabilities	$910	$808
Other noncurrent liabilities	1,568	2,478
	$2,478	$3,286

Cash flow information related to the operating lease is shown below (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Operating Cash Flows:
Cash paid related to operating lease obligation	$988	$941	$769

The weighted average remaining lease term and discount rate for our operating lease are shown below:

	Years Ended
	June 28, 2026	June 29, 2025
Weighted average remaining lease term, (in years)	2.5	3.5
Weighted average discount rate	6.2%	6.2%

Future minimum lease payments, by fiscal year, including options to extend that are reasonably certain to be exercised, under our non-cancelable lease are as follows as of June 28, 2026 (in thousands):

Fiscal Year	Future Minimum Lease Payment
2027	$1,037
2028	1,089
2029	558
2030	—
Thereafter	—
Total future minimum lease payments	2,684
Less: imputed interest	(206)
Total lease obligations	$2,478

NOTE 6. INCOME TAXES

The income tax provisions were calculated based upon the following components of income before income tax and non-controlling interest (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Income before income tax and non-controlling interest:
Domestic	$22,265	$18,570	$11,766
Foreign	10,697	6,066	8,437
	$32,962	$24,636	$20,203

Income tax expense is summarized as following (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Current:
Federal	$1,085	$4,726	$4,466
State	238	336	619
Foreign	6,453	2,545	3,401
	7,776	7,607	8,486
Deferred:
Federal	3,079	(1,103)	(3,988)
State	331	(138)	(538)
Foreign	153	(649)	(185)
	3,563	(1,890)	(4,711)
	$11,339	$5,717	$3,775

The table below provides the required disclosures for fiscal 2026 related to the Company's effective tax rate. See Note 2 Summary of Significant Accounting Policies — Recently Issued Accounting Standards for additional details on the adoption of ASU 2023-09, Income Taxes. Income tax provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the years ended June 28, 2026, due to the following items (in thousands):

	Year Ended
	June 28, 2026	Percent of Pre-tax Income
Income taxes at U.S. federal statutory rate	$6,922	21.0%
State taxes, net of federal benefit[1]	520	1.6
Foreign tax effects
Mexico
Statutory rate differential	963	2.9
Withholding taxes	454	1.4
Other	(141)	(0.4)
Effect of cross-border tax laws
Mexico advanced pricing agreement	(836)	(2.5)
U.S. taxes on foreign branch	687	2.1
Other	(229)	(0.7)
Tax credits
Research and development credits	(975)	(3.0)
Non-taxable or non-deductible items
Non-controlling interest	(385)	(1.2)
Share-based payment awards	(453)	(1.4)
Officer compensation limitation	546	1.7
Other	175	0.5
Changes in unrecognized tax benefits	2,993	9.1
Changes in valuation allowance	1,027	3.1
Other	71	0.2
Income tax expense	$11,339	34.4%

1 State taxes in Michigan made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of taxes at the Federal statutory rate to our provision for income taxes for the years ended June 29, 2025 and June 30, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Years Ended
	June 29, 2025	June 30, 2024
Federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.0	2.7
Foreign subsidiaries	(1.7)	5.4
China non-resident capital gain tax	—	(1.6)
Valuation allowance	4.9	2.6
Return to provision adjustment	1.1	(6.1)
Research and development tax credit	(6.0)	(8.1)
Non-controlling interest	0.4	2.3
Stock-based compensation	(0.1)	0.7
Other	2.6	(0.2)
Effective income tax rate	23.2%	18.7%

Cash paid for income taxes (net of refunds) for the year ended June 28, 2026 is as follows (in thousands):

Year Ended
June 28, 2026
Federal	$2,071
State	31
Foreign:
Mexico	2,644
$4,746

At June 28, 2026, June 29, 2025 and June 30, 2024, the Company had total unrecognized tax benefits of $4.7 million, $1.9 million and $1.6 million, respectively, included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties as a component of income tax expense. At June 28, 2026, June 29, 2025 and June 30, 2024, the liability included accrued interest of $1.4 million, $0.2 million and $0.2 million, respectively. Substantially all these unrecognized tax benefits, if recognized, would impact the effective income tax rate.

The reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Unrecognized tax benefits, beginning of year	$1,669	$1,417	$1,395
Increases for tax positions taken in prior years	1,860	—	41
Decreases for tax positions taken in prior years	(189)	(6)	(59)
Increases for tax positions taken in current year	284	492	427
Lapse of statutes	(305)	(234)	(387)
Unrecognized tax benefits, end of year	$3,319	$1,669	$1,417

During fiscal 2026, the Company increased its reserve for unrecognized tax benefits by $1.8 million related to transfer pricing matters associated with its Mexican maquiladora operations. The increase reflects management's assessment of the expected outcome of ongoing discussions with the Mexican tax authorities regarding the application of an Advance Pricing Agreement methodology for certain historical tax years.

The deferred tax assets and deferred tax liabilities and related valuation allowance were comprised of the following (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025
Deferred tax assets:
Research and development costs	$6,163	$10,396
Compensation and employee benefits	7,456	6,472
Other accrued expenses	4,094	4,871
Capital loss and credit carryforwards	5,656	4,923
Lease liabilities	552	739
Other	1,678	1,296
Gross deferred tax assets	25,599	28,697
Valuation allowance	(4,445)	(3,865)
Net deferred tax assets	21,154	24,832
Deferred tax liabilities:
Property, plant and equipment	(3,565)	(3,167)
Lease right of use assets	(484)	(662)
Other	(1,025)	(1,472)
Gross deferred tax liabilities	(5,074)	(5,301)
Net deferred tax assets	$16,080	$19,531

The Company has foreign tax credit carryforwards of $2.7 million (expiring between 2031 and 2045), research and development credits of $0.8 million (expiring in 2046), state credits of $0.7 million (expiring between 2062 and 2077) and a capital loss carryforward of $1.7 million (expiring in 2029). The Company has established a full valuation allowance against the foreign tax credit carryforwards and capital loss carryforward based on its assessment of future realization.

Income tax returns are filed in the United States, Wisconsin, Michigan and various other states, as well as Mexico and other foreign jurisdictions. Tax years open to examination by tax authorities under the statute of limitations include fiscal 2023 through 2027 for federal, fiscal 2021 through 2026 for most states and calendar 2017 through 2025 for foreign jurisdictions.

NOTE 7. RETIREMENT PLANS AND OTHER POST-EMPLOYMENT BENEFITS

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified plan that provides certain executives with a supplemental benefit upon retirement. The plan provides an annual 8% contribution based on a participant's base salary and cash bonus. The projected benefit obligation under the SERP was $1.3 million and $1.6 million at June 28, 2026 and June 29, 2025, respectively. The Company holds assets in a Rabbi Trust related to this retirement obligation. The Rabbi Trust assets do not qualify as plan assets. The assets had a value of $1.3 million at June 28, 2026 and $1.6 million at June 29, 2025.

Postretirement Health and Postretirement Life Plans

The Company also sponsors a postretirement health care plan for eligible U.S. retirees hired prior to June 1, 2001. The expected cost of retiree health care benefits is recognized during the years employees render service. The postretirement health care plan is unfunded. The projected benefit obligation for this plan was $0.3 million at June 28, 2026 and June 29, 2025. Additionally, the Company sponsors a postretirement life insurance plan for U.S. salaried employees who retired prior to October 1, 2001 and U.S. hourly employees who were hired prior to June 27, 2005 and retired prior to January 1, 2010. The postretirement life plan is unfunded. The projected benefit obligation for this plan was $0.8 million at June 28, 2026 and June 29, 2025.

Mexico Post-employment Benefits

The Company is obligated to pay seniority premiums and termination indemnities at the time of separation of an employee in our Mexico operations (collectively, "Mexico post-employment benefits"), in accordance with Mexican Federal Labor Laws. The benefit formula is based on an employee's seniority, age and salary. The following tables summarize the Mexico post-employment benefits net periodic benefit cost (credit), and actuarial assumptions (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Components of net periodic benefit cost:
Service cost	$1,068	$1,012	$1,027
Interest cost	1,118	849	910
Return on plan assets	(113)	(118)	(113)
Plan settlements and curtailments	(269)	(50)	—
Actuarial (gain) loss	(380)	16	(159)
Net periodic benefit cost	$1,424	$1,709	$1,665

Weighted-average assumptions:

Benefit obligations:
Discount rate	9.7%	9.0%	8.0%
Expected return on plan assets	9.7%	9.5%	9.0%
Rate of compensation increases	5.0%	5.0%	5.0%

Net periodic benefit cost:
Discount rate	9.2%	8.0%	8.5%
Expected return on plan assets	9.2%	9.0%	9.0%
Rate of compensation increases	5.0%	5.0%	5.0%

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended June 28, 2026 and June 29, 2025 (in thousands):

	June 28, 2026	June 29, 2025
Benefit obligation at beginning of year	$11,998	$12,296
Service cost	1,068	1,012
Interest cost	1,118	849
Benefits paid	(1,553)	(918)
Plan settlements	(269)	(655)
Actuarial (gain) loss	(380)	16
Currency translation adjustment	903	(602)
Benefit obligation at end of year	$12,885	$11,998

Fair value of plan assets at beginning of year	$1,253	$1,158
Actual return	113	118
Employer contribution	1,553	918
Benefits paid	(1,553)	(918)
Currency translation adjustment	97	(23)
Fair value of plan assets at end of year	$1,463	$1,253
Funded status – accrued benefit obligations	$(11,422)	$(10,745)
Amounts recognized in consolidated balance sheets:
Accrued payroll and benefits (current liabilities)	$565	$300
Post-employment benefits (noncurrent liabilities)	10,857	10,445
Net amount recognized	$11,422	$10,745

The accumulated benefit obligation for our Mexico post-employment benefits was $9.1 million at June 28, 2026 and $6.7 million at June 29, 2025.

We expect to contribute $865,000 to our Mexico post-employment benefit plan assets in fiscal 2027. The following benefit payments, which reflect expected years of future service, as appropriate, are expected to be paid during the fiscal years noted below (in thousands):

Fiscal Year	Mexico Post-employment Benefits
2027	$865
2028	$997
2029	$1,287
2030	$1,619
2031	$1,788
2032-2036	$11,675

Other Plans

The Company maintains a 401(k) plan for substantially all U.S. employees. Under plan provisions, the Company matches 100% of participant contributions to the plan, up to 5% of the employee's eligible base pay. Contributions to the 401(k) Plan were $2.1 million in fiscal 2026 compared with $2.0 million in fiscal 2025 and $1.9 million in fiscal 2024.

NOTE 8. SHAREHOLDERS’ EQUITY

The following table summarizes changes to our common stock for the years ended June 28, 2026 and June 29, 2025:

	Years Ended
	June 28, 2026	June 29, 2025
Outstanding at beginning of period	4,039,334	3,988,794
Shares issued under employee stock purchase plan	868	1,577
Shares repurchased under share repurchase program	(110,269)	-
Shares issued under equity incentive plans	47,739	48,963
Outstanding at end of period	3,977,672	4,039,334

During fiscal 2026, the Company repurchased 110,269 shares of common stock under its previously authorized share repurchase program at a total cost of $7.4 million. On May 28, 2026, the Board of Directors terminated the prior authorization and approved a new share repurchase program authorizing repurchases of up to $40.0 million of the Company's outstanding common stock. As of June 28, 2026, no shares had been repurchased under the new authorization.

NOTE 9. EARNINGS PER SHARE

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Net income attributable to Strattec	$20,598	$18,685	$16,313

Basic weighted-average shares outstanding	4,064	4,030	3,975
Effect of dilutive securities	58	46	29
Diluted weighted-average shares outstanding	4,122	4,076	4,004
Earnings per share attributable to Strattec
Basic	$5.07	$4.64	$4.10
Diluted	$5.00	$4.58	$4.07

NOTE 10. STOCK-BASED COMPENSATION

The Company grants service-based restricted stock awards ("RSAs") and performance stock units ("PSUs") to employees and non-employee directors under the Strattec Security Corporation 2024 Equity Incentive Plan ("2024 Equity Incentive Plan"). Prior to October 2024, RSAs were granted under the Amended and Restated Strattec Security Corporation Stock Incentive Plan ("Stock Incentive Plan"). Awards granted under the 2024 Equity Incentive Plan that expire or are canceled without delivery of shares become available for re-issuance. No additional grants will be made under the Stock Incentive Plan.

The number of shares of the Company's common stock authorized under the 2024 Equity Incentive Plan is 550,000. As of June 28, 2026, there were 364,808 shares available for future awards.

Shares of restricted stock granted under approved plans have voting rights, earn dividends and vest over a pre-determined period of time, up to three years from the date of the grant. The fair value of restricted stock awards are based on the closing stock price on the date of grant.

As of June 28, 2026, 35,533 PSUs were outstanding which may be earned based on the achievement of certain financial metrics over a three-year period ending. The PSUs will vest ranging from 0% (for performance below threshold) to 200% (for performance above target) and continued employment. The fair value of PSUs was based on the closing stock price on the date of grant. The PSUs earn dividend equivalents during the vesting period while compensation expense is recognized over the service period when it is probable that the performance criteria will be met. As of June 28, 2026, there was $1.3 million of unrecognized compensation cost related to non-vested PSUs and $2.4 million of unrecognized compensation cost related to non-vested RSAs, which will be expensed over the remaining vesting period of approximately 2 years.

A summary of restricted stock award and performance stock unit activity was as follows:

	RSAs		PSUs
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested Balance at July 2, 2023	87,900	$32.09	-	$-
Granted	51,675	22.16	-	—
Vested	(56,750)	30.12	-	—
Forfeited	(3,500)	29.79	-	—
Nonvested Balance at June 30, 2024	79,325	$27.21	-	$-
Granted	115,302	39.31	16,878	39.16
Vested	(48,963)	29.49	-	—
Forfeited	(16,525)	31.26	-	—
Nonvested Balance at June 29, 2025	129,139	$36.37	16,878	$39.16
Granted	36,912	67.45	19,506	68.06
Vested	(68,260)	35.43	(851)	67.50
Forfeited	(7,389)	48.11	-	—
Nonvested Balance at June 28, 2026	90,402	$48.28	35,533	$54.35

The Company also has an Employee Stock Purchase Plan which provides substantially all U.S. full-time associates an opportunity to purchase shares of Strattec common stock through payroll deductions. A total of 100,000 shares may be issued under the plan. A total of 40,359 shares remain available for purchase under the plan as of June 28, 2026.

NOTE 11. OTHER INCOME, NET

The following table summarizes the components of Other income, net included in the accompanying consolidated statements of income (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Foreign currency transaction gain (loss)	$(1,560)	$(591)	$2,153
Rabbi trust assets gain	212	186	211
Realized gain (loss) on peso forward contracts, net	4,943	(406)	885
Unrealized gain (loss) on peso forward contracts, net	(349)	2,314	—
Non-service pension and postemployment cost	(813)	(1,176)	(395)
Other	865	493	(137)
	$3,298	$820	$2,717

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated other comprehensive loss ("AOCL") (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025
Foreign currency translation adjustments:
Balance, beginning of period	$15,421	$14,716
Other comprehensive (income) loss before reclassifications	(2,651)	1,170
Other comprehensive (income) loss attributable to non-controlling interest	(987)	465
Balance, end of period	13,757	15,421
Retirement and postretirement benefit plans:
Balance, beginning of period	$692	$973
Other comprehensive (income) loss before reclassifications	(127)	129
Unrecognized net income	(179)	(410)
Balance, end of period	386	692
Accumulated other comprehensive loss, end of period	$14,143	$16,113

NOTE 13. RELATED PARTY

The Company owns 51% of a joint venture, which was formed in 2007 to jointly conduct the business of manufacturing, warehousing and selling painted door handles and exterior trim products in Canada, the United States and Mexico. The following tables summarize the related party transactions that arise as a result of the joint venture operating agreement (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Management fee expense	$9,907	$9,893	$9,511
Net sales to joint venture partner	$6,070	$6,916	$9,718

	June 28, 2026	June 29, 2025
Accounts receivable from joint venture partner	$677	$731
Accounts payable to joint venture partner	$3,552	$7,413

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

The significant expenses that are regularly provided to the CODM are disclosed in the consolidated statements of income as a part of Net income attributable to Strattec and were as follows (in thousands):

	Years Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Net sales	$579,392	$565,066	$537,766

Direct material costs	318,628	315,320	301,660
Labor and overhead costs	165,399	165,169	170,638
Selling costs	10,843	10,691	9,267
Administrative costs	31,294	23,888	15,487
Engineering costs	26,705	27,214	22,900
Interest income	(3,500)	(2,039)	(572)
Interest expense	359	1,007	900
Other income, net	(3,298)	(820)	(2,717)
Income tax expense	11,339	5,717	3,775
Net income	21,623	18,919	16,428
Net income attributable to non-controlling interest	1,025	234	115
Net income attributable to Strattec	$20,598	$18,685	$16,313

Sales and net tangible long-lived assets (property, plant and equipment, net and right-of-use assets) are presented by country; sales are attributed based on the location to which products were shipped (in thousands):

	Net Sales			Tangible Long-Lived Assets
	Years Ended			As of
	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025
United States	$387,046	$381,405	$382,386	$24,142	$26,186

Foreign:
Mexico	$58,967	$52,845	$42,979	$47,443	$53,633
Canada	69,443	59,717	57,061	43	20
Korea	50,610	56,855	44,735	-	9
Other	13,326	14,244	10,605	388	504
	$579,392	$565,066	$537,766	$72,016	$80,352

Sales by product group were as follows (in thousands and percent of total net sales):

	Years Ended
	June 28, 2026		June 29, 2025		June 30, 2024
	Net Sales	%	Net Sales	%	Net Sales	%
Door handles & exterior trim	$147,317	25%	$140,554	25%	$135,355	25%
Power access solutions	141,077	24%	138,402	24%	126,680	24%
Keys & locksets	118,659	21%	99,788	18%	106,374	20%
Latches	71,684	12%	75,359	13%	67,844	13%
User interface controls	49,675	9%	53,405	9%	47,637	9%
Aftermarket and service	40,121	7%	46,703	8%	42,732	8%
Other	10,859	2%	10,855	2%	11,144	2%
	$579,392	100%	$565,066	100%	$537,766	100%

Sales to and receivables from customers that individually accounted for 10% or more of the Company's total net sales were as follows (in thousands and percent of total):

	Years Ended
	June 28, 2026		June 29, 2025		June 30, 2024
	Net Sales	%	Net Sales	%	Net Sales	%
General Motors Company	$158,712	27%	$165,701	29%	$163,097	30%
Ford Motor Company	120,555	21%	129,193	23%	114,937	21%
Stellantis	94,226	16%	65,821	12%	77,665	14%
	$373,493	64%	$360,715	64%	$355,699	66%

	Years Ended
	June 28, 2026		June 29, 2025
	Receivables	%	Receivables	%
General Motors Company	$24,144	24%	$26,581	26%
Ford Motor Company	18,355	19%	19,916	20%
Stellantis	17,087	17%	14,812	15%
	$59,586	60%	$61,309	60%

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

The Company maintains an environmental reserve reflecting the estimated costs of remediation of a solvent spill which occurred at the Milwaukee facility in 1985. Based on findings to date and known environmental regulations, the Company believes that the $1.4 million environmental reserve included in Other current liabilities in the accompanying consolidated balance sheets as of June 28, 2026 is adequate.

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

Management assessed the Company's system of internal control over financial reporting as of June 28, 2026, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of June 28, 2026, its system of internal control over financial reporting was effective and met the criteria of the Internal Control – Integrated Framework (2013). Deloitte & Touche LLP, independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

/s/ Jennifer L. Slater	/s/ Matthew P. Pauli
Jennifer L. Slater	Matthew P. Pauli
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

During the quarter ended June 28, 2026, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be in our Proxy Statement under the headings “Proposal 1: Election of Directors,” “Corporate Governance Matters-Code of Ethics,” “Corporate Governance Matters-Director Independence; Audit Committee Financial Expert,” “Section 16(a) Reports,” “Corporate Governance Matters-Nominating and Governance Committee,” and “Corporate Governance Matters-Director Nomination and Selection Process” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement under the headings “Director Compensation” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

SHAREHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement under the headings “Security Ownership” and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement under the headings “Transactions With Related Persons” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement under the headings “Audit Committee Matters-Fees of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1	Financial Statements:
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Statements of Income for the years ended June 28, 2026, June 29, 2025 and June 30, 2024
Consolidated Statements of Comprehensive Income for the years ended June 28, 2026, June 29, 2025 and June 30, 2024
Consolidated Balance Sheets as of June 28, 2026 and June 29, 2025
Consolidated Statements of Shareholders' Equity for the years ended June 28, 2026, June 29, 2025 and June 30, 2024
Consolidated Statements of Cash Flows for the years ended June 28, 2026, June 29, 2025 and June 30, 2024
Notes to Consolidated Financial Statements
2	Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
3	Exhibits:
See the following List of Exhibits:

Exhibit		If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3.1	Amended and Restated Articles of Incorporation of the Company, as amended through October 23, 2024	Filed herewith
3.2	Amended By-laws of the Company	Current Report on Form 8-K (filed on October 23, 2024; Exhibit 3.2 therein)
4.1	Description of Registrants’ Securities	Filed herewith
10.1	Amended & Restated Credit Agreement, dated October 27, 2025, between the Company and BMO Bank N.A.	Current Report on Form 8-K (filed on October 30, 2025 (Exhibit 10.1 therein)
10.2**	Employment Agreement between the Company and Richard P. Messina, dated May 5, 2010	Quarterly Report on Form 10-Q (filed on May 6, 2010; Exhibit 10.16 therein)
10.3**	Change of Control Employment Agreement between the Company and Richard P. Messina, dated July 1, 2016	Annual Report on Form 10-K (filed on September 8, 2016; Exhibit 10.11 therein)
10.4**	Retention Agreement by and between the Company and Richard P. Messina, dated November 22, 2023	Current Report on Form 8-K (filed on November 28, 2023; Exhibit 10.2 therein)
10.5**	Employment Agreement between the Company and Jennifer L. Slater, dated June 11, 2024	Current Report on Form 8-K (filed on June 14, 2024; Exhibit 10.1 therein)
10.6**	First Amendment to Employment Agreement between the Company and Jennifer L. Slater	Quarterly Report on Form 10-Q (filed on November 7, 2024; Exhibit 10.3 therein)
10.7**	Employment Agreement between the Company and Chey Becker-Varto, effective November 4, 2024	Filed herewith
10.8**	Employment Agreement between the Company and Matthew P. Pauli, effective November 13, 2024	Current Report on Form 8-K (filed on November 12, 2024; Exhibit 10.1 therein)

10.9**	Amended and Restated Strattec Security Corporation Stock Incentive Plan	Proxy Statement on Scheduled 14A (filed on September 7, 2023; Appendix B therein)
10.10**	Strattec Security Corporation 2024 Equity Incentive Plan	Current Report on Form 8-K (filed on October 23, 2024; Exhibit 10.1 therein)
10.11**	Form of Fiscal Year 2024 Restricted Stock Grant Agreement with non-employee directors	Annual Report on Form 10-K (filed on September 5, 2014; Exhibit 10.8 therein)
10.12**	Form of Fiscal Year 2025 Restricted Stock Grant Agreement for non-employee directors	Quarterly Report on Form 10-Q (filed on February 7, 2025; Exhibit 10.10 therein)
10.13**	Form of Stock Grant Agreement for non-employee directors	Quarterly Report on Form 10-Q (filed on February 7, 2025; Exhibit 10.11 therein)
10.14**	Form of Restricted Stock Grant Agreement for Named Executive Officers	Quarterly Report on Form 10-Q (filed on October 31, 2025; Exhibit 10.2 therein)
10.15**	Non-Employee Director Compensation Program for Fiscal Year 2026	Quarterly Report on Form 10-Q (filed on October 31, 2025; Exhibit 10.1 therein)
10.16**	Form of Fiscal Year 2026 Performance Restricted Stock Unit Award Agreement for Named Executive Officers	Quarterly Report on Form 10-Q (filed on October 31, 2025; Exhibit 10.3 therein)
10.17**	Restricted Stock Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan Between the Company and Jennifer L. Slater, dated October 25, 2024	Current Report on Form 8-K (filed on October 31, 2024; Exhibit 10.1 therein)
10.18**	Restricted Stock Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan between the Company and Jennifer L. Slater, dated October 25, 2024	Current Report on Form 8-K (filed on October 31, 2024; Exhibit 10.2 therein)
10.19**	Restricted Stock Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan between the Company and Jennifer L. Slater, dated October 25, 2024	Current Report on Form 8-K (filed on October 31, 2024; Exhibit 10.3 therein)
10.20**	Performance Restricted Stock Unit Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan, between the Company and Jennifer L. Slater, dated October 25, 2024	Current Report on Form 8-K (filed on October 31, 2024; Exhibit 10.4 therein)
10.21**	Restricted Stock Unit Award Agreement under the Strattec Security Corporation 2024 Equity Incentive Plan between the Company and Matthew P. Pauli, dated November 13, 2024	Quarterly Report on Form 10-Q (filed on February 7, 2025; Exhibit 10.9 therein)
10.22**	Strattec Security Corporation Employee Stock Purchase Plan	Quarterly Report on Form 10-Q (filed on February 8, 2024; Exhibit 10.1 therein)
10.23	Equity Restructuring Agreement between the Company and WITTE Automotive GmbH, dated June 29, 2023	Annual Report on Form 10-K (filed on September 7, 2023; Exhibit 10.22 therein)
10.24**	Amended and Restated Strattec Security Corporation Supplemental Executive Retirement Plan	Current Report on Form 8-K (filed on October 10, 2013; Exhibit 99.1 therein)
10.25**	Strattec Security Corporation Short-Term Incentive Plan for Executive Officers and Corporate Officers	Annual Report on Form 10-K (filed on August 25, 2025; Exhibit 10.25 therein)
19	Insider Trading Policy	Filed herewith
21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm dated August 28, 2026	Filed herewith
31.1	Rule 13a-14(a) Certification for Jennifer L. Slater, Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification for Matthew P. Pauli, Chief Financial Officer	Filed herewith
32	18 U.S.C. Section 1350 Certifications	Furnished herewith
97	Excess Incentive Compensation Recovery (Clawback) Policy	Annual report on Form 10-K (filed on August 25, 2025; Exhibit 97 therein)
101	Inline XBRL documents (the Inline XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 28, 2026

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer L. Slater	President, Chief Executive Officer,	August 28, 2026
Jennifer L. Slater	and Director
(Principal Executive Officer)

/s/ Frederic Jack Liebau, Jr.	Chairman and Director	August 19, 2026
Frederic Jack Liebau, Jr.

/s/ Matteo Anversa	Director	August 19, 2026
Matteo Anversa

/s/ Tina Chang	Director	August 19, 2026
Tina Chang

/s/ Thomas W. Florsheim, Jr.	Director	August 19, 2026
Thomas W. Florsheim, Jr.

/s/ Bruce Lisman	Director	August 19, 2026
Bruce Lisman

/s/ Matthew P. Pauli	Senior Vice President,	August 28, 2026
Matthew P. Pauli	Chief Financial Officer,
and Treasurer
(Principal Financial and
Accounting Officer)

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Activity	Deductions from Reserves	Balance at End of Period
Valuation Allowance for Deferred Tax Assets:
Year ended June 28, 2026	$3,865	$824	$(244)	$-	$4,445
Year ended June 29, 2025	2,569	1,296	-	-	3,865
Year ended June 30, 2024	1,601	968	-	-	2,569