Form 10-Q
period 2026-09-27
STRATTEC SECURITY CORP
filed 2026-10-30
CIK 933034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026

or

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

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

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

Common stock, par value $0.01 per share: 4,029,566 shares outstanding as of October 23, 2026 (which number includes all restricted shares previously awarded that have not vested as of such date).

STRATTEC SECURITY CORPORATION

TABLE OF CONTENTS

September 27, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	September 27, 2026	September 28, 2025
Net sales	$147,197	$152,399
Cost of goods sold	122,882	126,064
Gross profit	24,315	26,335
Selling, administrative and engineering expenses	17,892	15,888
Income from operations	6,423	10,447
Interest income	989	877
Interest expense	(37)	(156)
Other expense, net	(183)	(275)
Income before income taxes and non-controlling interest	7,192	10,893
Income tax expense	1,881	2,356
Net income	5,311	8,537
Net income attributable to non-controlling interest	478	8
Net income attributable to Strattec	$4,833	$8,529

Earnings per share attributable to Strattec
Basic	$1.22	$2.10
Diluted	$1.19	$2.07

Weighted average shares outstanding:
Basic	3,970	4,054
Diluted	4,053	4,127

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	September 27, 2026	September 28, 2025
Net income	$5,311	$8,537

Other comprehensive income (loss), net of tax:
Currency translation adjustments	(356)	1,013
Pension and postretirement funded status adjustment, net of tax	20	32
Total other comprehensive income (loss), net of tax	(336)	1,045
Comprehensive income	4,975	9,582
Comprehensive income attributable to non-controlling interest	351	393
Comprehensive income attributable to Strattec	$4,624	$9,189

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(in thousands, except share amounts and per share amounts)

	September 27, 2026	June 28, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$111,766	$108,243
Receivables, net	95,117	99,109
Inventories:
Finished products	10,851	11,775
Work in process	11,712	11,905
Purchased materials	42,340	40,630
Inventories, net	64,903	64,310
Pre-production costs	5,072	6,489
Value-added tax recoverable	9,827	10,069
Income tax recoverable	1,145	2,243
Other current assets	5,106	5,810
Total current assets	292,936	296,273
Noncurrent Assets:
Property, plant and equipment:
Land and improvements	6,873	6,915
Buildings and improvements	43,279	42,969
Machinery and equipment	225,932	225,548
Total property, plant and equipment	276,084	275,432
Less: accumulated depreciation	208,763	205,587
Property, plant and equipment, net	67,321	69,845
Deferred income taxes	16,143	16,080
Other noncurrent assets	5,143	5,281
Total Assets	$381,543	$387,479
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$55,113	$54,973
Accrued payroll and benefits	15,001	20,773
Value-added tax payable	7,667	7,429
Income tax payable	324	197
Warranty reserve	5,677	6,673
Other current liabilities	13,143	12,186
Total current liabilities	96,925	102,231
Noncurrent Liabilities:
Post-employment benefits	12,800	13,350
Other noncurrent liabilities	6,760	6,401
Total Liabilities	116,485	121,982
Shareholders' Equity:
Common stock, authorized 18,000,000 shares, $.01 par value, 7,738,324 issued shares at September 27, 2026, and 7,704,994 issued shares at June 28, 2026	77	77
Capital in excess of par value	107,766	107,138
Retained earnings	294,728	289,895
Accumulated other comprehensive loss	(14,352)	(14,143)
Less: treasury stock, at cost (3,807,746 shares at September 27, 2026, and 3,727,322 shares at June 28, 2026)	(150,363)	(144,321)
Total Strattec shareholders’ equity	237,856	238,646
Non-controlling interest	27,202	26,851
Total Shareholders' Equity	265,058	265,497
Total Liabilities and Shareholders' Equity	$381,543	$387,479

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	September 27, 2026	September 28, 2025
OPERATING ACTIVITIES:
Net income	$5,311	$8,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,492	3,785
Foreign currency transaction (gain) loss	(194)	671
Unrealized loss (gain) on peso contracts	1,425	(293)
Stock-based compensation expense	618	669
Other, net	272	316
Change in operating assets and liabilities:
Receivables	3,934	(574)
Inventories	(593)	3,109
Prepaids and other assets	2,239	3,804
Accounts payable	170	(4,817)
Accrued liabilities	(5,909)	(3,880)
Net cash provided by operating activities	10,765	11,327
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,185)	(1,529)
Net cash used in investing activities	(1,185)	(1,529)
FINANCING ACTIVITIES:
Repayments under credit facilities	—	(3,000)
Payment for taxes withheld from stock-based awards	(1,039)	(919)
Repurchases of common stock under share repurchase program	(4,973)	—
Employee stock purchases	15	16
Net cash used in financing activities	(5,997)	(3,903)
Foreign currency impact on cash	(60)	(1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,523	5,894

CASH AND CASH EQUIVALENTS:
Beginning of period	108,243	84,579
End of period	$111,766	$90,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes, net	$466	$582
Interest	—	$123
Non-cash investing activities:
Change in capital expenditures in accounts payable	$20	$13

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance -- June 28, 2026	$77	$107,138	$289,895	$(14,143)	$(144,321)	$26,851	$265,497
Net income	—	—	4,833	—	—	478	5,311
Currency translation adjustments	—	—	—	(229)	—	(127)	(356)
Pension and postretirement funded status adjustment, net of tax	—	—	—	20	—	—	20
Stock-based compensation	—	618	—	—	—	—	618
Shares withheld for taxes on stock-based awards	—	—	—	—	(1,039)	—	(1,039)
Share issuances	—	10	—	—	5	—	15
Repurchase of common stock under share repurchase program	—	—	—	—	(5,008)	—	(5,008)
Balance -- September 27, 2026	$77	$107,766	$294,728	$(14,352)	$(150,363)	$27,202	$265,058

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance -- June 29, 2025	$76	$103,784	$269,297	$(16,113)	$(135,452)	$24,839	$246,431
Net income	—	—	8,529	—	—	8	8,537
Currency translation adjustments	—	—	—	628	—	385	1,013
Pension and postretirement funded status adjustment, net of tax	—	—	—	32	—	—	32
Stock-based compensation	—	669	—	—	—	—	669
Shares withheld for taxes on stock-based awards	—	—	—	—	(919)	—	(919)
Share issuances	—	11	—	—	5	—	16
Balance -- September 28, 2025	$76	$104,464	$277,826	$(15,453)	$(136,366)	$25,232	$255,779

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

STRATTEC SECURITY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Strattec Security Corporation (the "Company" or “Strattec”), headquartered in Milwaukee, Wisconsin, is a leading global manufacturer and provider of highly engineered advanced automotive access and security products and solutions. Products include power access solutions, locks & locksets, keys & fobs, engineered latches, vehicle start systems, door handles, and other vehicle access products. Power access solutions provide the motion control for power liftgates, sliding power doors, and power tailgates. While the Company serves major automotive OEMs globally, the majority of sales are to the three largest automobile original equipment manufacturers (“OEMs”) in North America.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of June 28, 2026, was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Annual Report.

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended September 27, 2026, are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 27, 2027. The condensed consolidated financial statements include the results of all wholly owned subsidiaries, as well as the results of a majority owned joint venture.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026, (fiscal 2028) and for interim periods beginning after December 15, 2027 (fiscal 2029). The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

	Three Months Ended
	September 27, 2026	September 28, 2025
Balance, beginning of period	$6,673	$8,900
Provision charged to expense	4	960
Payments, net of recoveries	(1,000)	(12)
Balance, end of period	$5,677	$9,848

NOTE 4. CREDIT FACILITIES

The Company has a revolving credit agreement with BMO Harris N.A. ("Amended and Restated Credit Agreement"), which provides for a $40 million revolving line of credit maturing October 2028. The facility bears interest at varying rates based on the bank's prime rate or SOFR plus 1.50%. As of September 27, 2026, the Company had no borrowings outstanding under the facility. The credit facility is secured by U.S. cash balances, accounts receivable, inventory, and fixed assets located in the U.S. and contains a restrictive financial covenant that requires a minimum net worth level.

The Company's joint venture, ADAC-Strattec LLC, has a revolving credit agreement with BMO Harris N.A. ("Amended and Restated JV Credit Facility"), which provides for a $10 million asset-based revolving line of credit, subject to a borrowing base, maturing October 2028. As of September 27, 2026, the Company had no borrowings outstanding under the facility. The facility bears interest at varying rates based on the bank's prime rate plus 1.00% or SOFR plus 1.75%. The credit facility is secured by substantially all of the joint venture's assets and contains restrictive financial covenants that require a minimum net worth level and a minimum fixed charge coverage ratio.

The Company and the joint venture were in compliance with all financial covenants as of September 27, 2026.

NOTE 5. DERIVATIVE INSTRUMENTS

A significant portion of the Company's manufacturing costs are incurred in Mexican pesos, which causes earnings and cash flows to fluctuate with changes in the U.S. dollar/Mexican peso exchange rate. The Company enters into contracts with a creditworthy counterparty that provide for monthly Mexican peso forward currency contracts for a portion of peso denominated operating costs. The aggregate notional amounts of outstanding foreign currency forward contracts were $103.5 million and $92.3 million at September 27, 2026, and June 28, 2026, respectively. The fair values of derivative instruments not designated as hedging instruments recorded in our consolidated balance sheets were as follows (in thousands):

Balance Sheet Classification	September 27, 2026	June 28, 2026
Other Current Assets	$1,434	$2,361
Other Current Liabilities	$(463)	$(264)
Other Noncurrent Liabilities	$(430)	$(132)

NOTE 6. INCOME TAXES

The Company's income tax expense and effective tax rate for the three-month periods ended September 27, 2026, and September 28, 2025, were as follows (in thousands and percentage of Income before income taxes and non-controlling interest):

	Three Months Ended
	September 27, 2026	September 28, 2025
Income before income taxes and non-controlling interest	$7,192	$10,893
Income tax expense	$1,881	$2,356
Effective tax rate	26.2%	21.6%

The Company is subject to income taxes in the United States and foreign jurisdictions, primarily Mexico. The Company's income tax positions are based on interpretations of income tax laws and rulings in each of the jurisdictions in which the Company operates. Interim income tax expense is determined based on an estimate of the overall annual effective income tax rate which can vary due to the relationship of foreign and domestic earnings, state taxes and available deductions, credits, and discrete items. The effective tax rate for the three months ended September 27, 2026, is higher than the U.S. federal statutory rate of 21% as a result of profits generated in foreign jurisdictions (Mexico) which has a higher statutory income tax rate and a $0.4 million increase in reserves for uncertain tax positions.

NOTE 7. EARNINGS PER SHARE

A reconciliation of the components of the basic and diluted per-share computations follows (in thousands, except per share amounts):

	Three Months Ended
	September 27, 2026	September 28, 2025
Net income attributable to Strattec	$4,833	$8,529

Basic weighted-average shares outstanding	3,970	4,054
Effect of dilutive securities - employee stock compensation plan	83	73
Diluted weighted-average shares outstanding	4,053	4,127
Earnings per share attributable to Strattec
Basic	$1.22	$2.10
Diluted	$1.19	$2.07

NOTE 8. STOCK-BASED COMPENSATION

The Company has granted service-based restricted stock awards ("RSAs") and performance stock units ("PSUs") to employees and non-employee directors under existing stock incentive plans. The number of shares of the Company's common stock authorized under the current 2024 Equity Incentive Plan is 550,000. As of September 27, 2026, there were 299,860 shares available for future awards. During the quarter, the Company granted 15,605 PSUs that are subject to performance and market conditions, including the Company’s relative total shareholder return, with grant-date fair value determined using a Monte Carlo simulation model. As of September 27, 2026, there was $2.1 million of unrecognized compensation cost related to nonvested PSUs and $4.2 million of unrecognized compensation cost related to nonvested RSAs, which will be expensed over the remaining vesting period of approximately 2 years. As of September 28, 2025, there was $1.7 million of unrecognized compensation cost related to non-vested PSUs and $3.8 million of unrecognized compensation cost related to nonvested RSAs.

A summary of restricted stock award and performance stock unit activity was as follows:

	RSAs		PSUs
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested balance, June 28, 2026	90,402	$48.28	35,533	$54.35
Granted	33,738	69.18	15,605	74.98
Vested	(33,330)	43.27	—	—
Forfeited	(375)	33.27	—	—
Nonvested balance, September 27, 2026	90,435	$57.81	51,138	$60.64

NOTE 9. OTHER EXPENSE, NET

The following table summarizes the components of other expense, net included in the accompanying consolidated statements of income (in thousands):

	Three Months Ended
	September 27, 2026	September 28, 2025
Foreign currency transaction gain (loss)	$194	$(671)
Realized gain (loss) on peso forward contracts, net	1,261	950
Unrealized gain (loss) on peso forward contracts, net	(1,425)	293
Non-service pension and postemployment cost	(263)	(1,007)
Other	50	160
	$(183)	$(275)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following tables summarize the changes in accumulated other comprehensive loss (“AOCL”) by component (in thousands):

	Three Months Ended
	September 27, 2026	September 28, 2025
Foreign currency translation adjustments:
Balance, beginning of period	$13,757	$15,421
Other comprehensive loss (income) before reclassifications	356	(1,013)
Other comprehensive income attributable to non-controlling interest	(127)	(385)
Balance, end of period	13,986	14,793
Retirement and postretirement benefit plans:
Balance, beginning of period	$386	$692
Amortizations in net periodic benefit cost	(20)	(32)
Balance, end of period	366	660
Accumulated other comprehensive loss, end of period	$14,352	$15,453

NOTE 11. RELATED PARTY

The Company owns 51% of a joint venture, which was formed in fiscal 2007 to support customers with painted door handles and exterior trim products from operations in Mexico. The following tables summarize the related party transactions that arise as a result of the joint venture operating agreement (in thousands):

	Three Months Ended
	September 27, 2026	September 28, 2025
Management fee expense	$2,393	$2,737
Net sales to joint venture partner	$1,622	$1,750

	September 27, 2026	June 28, 2026
Accounts receivable from joint venture partner	$700	$677
Accounts payable to joint venture partner	$1,673	$3,552

NOTE 12. SEGMENT INFORMATION

The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM assesses the performance and makes capital and resource allocation decisions based on net income attributable to Strattec.

The CODM considers the impact of significant segment expenses on this measure to assess profitability and guide strategic decision making including entering into significant contracts, expanding into new markets or launching new products, making significant capital expenditures, hiring and terminating key personnel, and approving operating budgets.

Net sales and significant segment expenses are as follows (in thousands):

	Three Months Ended
	September 27, 2026	September 28, 2025
Net sales	$147,197	$152,399
Significant expenses:
Direct material costs	80,936	83,888
Labor and overhead costs	41,946	42,176
Selling costs	2,317	2,820
Administrative costs	9,498	6,071
Engineering costs	6,077	6,997
Interest income	(989)	(877)
Interest expense	37	156
Other expense, net	183	275
Income tax expense	1,881	2,356
Net income	5,311	8,537
Net income attributable to non-controlling interest	478	8
Net income attributable to Strattec	$4,833	$8,529

Sales by product line were as follows (in thousands):

	Three Months Ended
	September 27, 2026	September 28, 2025
Power access solutions	$33,864	$38,124
Door handles & exterior trim	38,090	38,645
Keys & locksets	29,792	29,330
Latches	19,091	19,729
User interface controls	12,953	12,846
Aftermarket and service	10,054	10,757
Other	3,353	2,968
	$147,197	$152,399

Sales to and receivables from customers that individually accounted for 10% or more of the Company's total net sales were as follows (in thousands and percent of total):

	Three Months Ended
	September 27, 2026		September 28, 2025
	Net Sales	%	Net Sales	%
General Motors Company	$41,455	28%	$41,778	27%
Ford Motor Company	31,931	22%	33,859	22%
Stellantis	20,520	14%	22,792	15%
	$93,906	64%	$98,429	64%

	September 27, 2026		June 28, 2026
	Receivables	%	Receivables	%
General Motors Company	$25,866	27%	$24,144	24%
Ford Motor Company	18,398	19%	18,355	19%
Stellantis	14,165	15%	17,087	17%
	$58,429	61%	$59,586	60%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Forward-Looking Statements

In this Quarterly Report on Form 10-Q for Strattec Security Corporation ("Strattec," "the Company," "we," "us," or "our"), statements that are not reported financial results or other historic information are "forward-looking statements." These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, income, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations. The use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "project," "plan," or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

The Company’s operations and financial performance are subject to certain risks and uncertainties, including:

•
An uncertain economic environment and inflationary conditions coupled with the cyclical nature of the automotive industry may adversely affect global production and demand for our products;
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
•
a significant portion of our net sales is derived from a limited number of customers and vehicle programs, and the loss, cancellation, delay, or reduction of key customer relationships or vehicle programs could materially adversely affect our business, financial condition, and results of operations;
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
•
our ability to identify, evaluate, negotiate business development activities on acceptable terms or at all, the costs incurred in pursuing such transactions, and the Company’s ability to integrate any acquired business and realize the anticipated benefits;
•
interruptions to our information security management systems and cybersecurity incidents could adversely affect our business, results of operations, and financial condition; and
•
other matters including, but not limited to, the factors listed in the “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2026 filed with the SEC on August 28, 2026 (the "Annual Report").

Shareholders, potential investors, and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to update such forward-looking statements.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and related notes thereto included elsewhere in this Report and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 28, 2026.

Business Overview

Strattec is a global automotive access company that designs and delivers safe, secure, and highly engineered access solutions for the automotive and mobility industries. Built on generations of access and security engineering expertise, Strattec partners closely with OEMs to create differentiated, system-level access experiences for end consumers. Strattec’s portfolio spans the access journey from Permission, enabling secure vehicle entry through advanced mechanical and electronic systems; to Motion, delivering effortless, reliable powered access that enhances everyday usability; and through to Hold, providing precision-engineered latching solutions that give drivers confidence through proven strength, safety, and durability trusted by OEMs worldwide. As access becomes increasingly intelligent, connected, and central to vehicle experience, Strattec’s strategy is to expand its market share, further diversify its customers and geographic reach while becoming the most trusted access partner to drive long‑term growth across global automotive and mobility markets. While the Company serves major automotive OEMs globally, the majority of sales are to the three largest automobile original equipment manufacturers in North America.

Our strategic priority is to execute on a business transformation to strengthen the Company’s profitability and deliver sustainable sales growth. We expect to improve our business with upgraded systems and processes, modernization of our support functions, and increasing productivity and efficiencies in our manufacturing operations through automation and lean manufacturing. We believe this will result in an optimized cost structure and consistent cash generation through improved working capital velocity and efficient asset utilization. To drive organic growth, we will leverage our technical engineering expertise, market leading positions, and strong customer relationships to generate innovative solutions to capture more content on current platforms, win new platforms with current customers, gain new customers both domestically and abroad, and build opportunities in the broader transportation industry. The strength of our balance sheet also supports continued investments in process modernization, automation, and new product innovation, as well as the flexibility needed to navigate through industry cycles. It also allows for strategic acquisitions to diversify our customers and geographies, increase the scale of our operations, and enhance our product offerings.

Current Business Update

The North American automotive market remained challenging during the first quarter of fiscal 2027, reflecting lower vehicle production volumes and continued economic and trade uncertainty. Industry data indicates that North American automotive production volumes declined 3.8% compared with the prior-year period. Our net sales for the first quarter of fiscal 2027 were $147.2 million, a decrease of 3.4% compared with the prior-year period, generally consistent with the decline in industry production volumes. For the fiscal year, we continue to expect North American light vehicle production to decline approximately 2%, with production volumes of our primary customers expected to decline nearly 5%. Given the reduced level of new product launches and the long-cycle nature of our business, we are working closely with customers to create future organic growth through increased content on existing vehicle platforms, new platform awards and expansion of our customer base. Our near-term focus is on improving profitability on lower revenue. During the first quarter of fiscal 2027, we continued to take actions to improve our cost structure, including implementation of an additional restructuring program, as well as initiatives to improve supply chain performance. Our supply chain continues to be affected by elevated freight and commodity costs, industry-wide semiconductor shortages, and supplier quality and delivery challenges.

Our balance sheet remains an important strategic asset and provides flexibility to invest in our transformation and organic growth initiatives, return capital to shareholders and pursue strategic growth opportunities. Cash provided by operating activities was $10.8 million during the first quarter, and cash and cash equivalents were $111.8 million at September 27, 2026, with no borrowings outstanding under our revolving credit facilities. During the quarter, we repurchased $5.0 million of common stock under our share repurchase program and incurred costs related to business development activities intended to diversify our customer base and geographic reach, increase the scale of our operations, and enhance our product portfolio. We intend to maintain a disciplined approach to capital allocation as we invest in operational improvements and organic growth and evaluate opportunities to enhance long-term shareholder value.

Analysis of Results of Operations

Three months ended September 27, 2026, (first quarter fiscal 2027) compared with the three months ended September 28, 2025 (first quarter fiscal 2026)

The Company's consolidated results of operations were as follows (in thousands):

	Three Months Ended		Change
	September 27, 2026	September 28, 2025	$	%
Net sales	$147,197	$152,399	$(5,202)	-3%
Direct material costs	80,936	83,888	(2,952)	-4%
Labor and overhead costs	41,946	42,176	(230)	-1%
Cost of goods sold	122,882	126,064	(3,182)	-3%
Gross profit	24,315	26,335	(2,020)	-8%
Gross margin	16.5%	17.3%		-80	bp
Selling, administrative and engineering expenses	17,892	15,888	2,004	13%
Income from operations	6,423	10,447	(4,024)	-39%
Operating margin	4.4%	6.9%		-250	bp
Interest income	989	877	112	13%
Interest expense	(37)	(156)	119	-76%
Other expense, net	(183)	(275)	92	-33%
Income before income taxes and non-controlling interest	7,192	10,893	(3,701)	-34%
Income tax expense	1,881	2,356	(475)	-20%
Net income	5,311	8,537	(3,226)	-38%
Net income attributable to non-controlling interest	478	8	470	N/M
Net income attributable to Strattec	$4,833	$8,529	$(3,696)	-43%

Earnings per share attributable to Strattec:
Basic	$1.22	$2.10	$(0.88)	-42%
Diluted	$1.19	$2.07	$(0.87)	-42%

First quarter fiscal 2027 net sales totaled $147.2 million, a decrease of $5.2 million, or 3.4%, compared with the prior-year first quarter. The decrease primarily reflected a $6.2 million decrease in customer production volumes, partially offset by $1.0 million of net pricing benefit.

Gross profit was $24.3 million in the first quarter of fiscal 2027, compared with $26.3 million in the prior-year period. Gross margin was 16.5% of net sales, compared with 17.3% in the prior-year period. The decrease in gross profit primarily reflected the impact of lower production volumes and $1.4 million of unfavorable foreign currency effects, partially offset by favorable pricing.

Selling, administrative and engineering expenses were $17.9 million, or 12.2% of net sales, for the first quarter of fiscal 2027, compared with $15.9 million, or 10.4% of net sales, in the prior-year period. The $2.0 million increase was the result of $2.4 million of business development costs and $0.8 million of additional investments in talent and consultants, which were partially offset by $1.2 million of incremental engineering recoveries, compared with the prior year.

Interest income increased $0.1 million due to higher average cash and cash equivalent balances. Interest expense decreased $0.1 million due to the repayment of all borrowings under our revolving credit facilities in fiscal 2026.

Other expense, net was $0.2 million in the first quarter of fiscal 2027 and $0.3 million in the prior-year period.

The effective income tax rate was 26.2% and 21.6% for the first quarter of fiscal 2027 and 2026, respectively. The effective rate for both periods differs from the statutory rate because of the foreign rate differential, state income taxes, research and development tax credits, limitations on the utilization of foreign tax credits, non-deductible items and discrete income tax benefits associated with share-based payments. The effective tax rate for the first quarter of fiscal 2027 included a $0.4 million increase to reserves for uncertain tax positions.

As a result of the factors described above, net income attributable to Strattec was $4.8 million, or $1.19 per diluted share, in the first quarter of fiscal 2027, compared with $8.5 million, or $2.07 per diluted share, in the prior-year period.

Liquidity and Capital Resources

At September 27, 2026, we had $111.8 million of cash and cash equivalents, of which $3.8 million was held by our foreign subsidiaries and $108.0 million was held domestically. Excess cash is held in money market funds. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Three Months Ended
	September 27, 2026	September 28, 2025
Cash provided by operating activities	$10.8	$11.3
Cash used in investing activities	(1.2)	(1.5)
Cash used in financing activities	(6.0)	(3.9)
Effect of exchange rate changes on cash	(0.1)	-
Net increase in cash and cash equivalents	$3.5	$5.9

Cash provided by operating activities was $10.8 million for the first quarter of fiscal 2027, compared with $11.3 million in the prior-year period. Capital expenditures, primarily to support customer programs, were $1.2 million during the first quarter of fiscal 2027 compared with $1.5 million in the prior-year period. Operating cash flow funded $5.0 million of common-stock repurchases, and $1.0 million of taxes paid in connection with vested share-based awards. Prior-year financing cash flows included $3.0 million of repayments under credit facilities and $0.9 million of taxes paid in connection with vested share-based awards.

At September 27, 2026, no borrowings were outstanding under the $40.0 million Strattec Credit Facility or the $10.0 million joint venture revolving credit agreement. The Company was in compliance with all covenants under its credit facilities at September 27, 2026.

We believe that the revolving credit lines, combined with our existing cash and anticipated operating cash flows, will be adequate to meet operating and capital expenditure funding requirements. In the short term, cash generated from operations will be reinvested in our business to fund our transformational efforts, organic and strategic growth initiatives, and opportunistically repurchase shares.

Primary Working Capital Management

We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	September 27, 2026	PWC %	June 28, 2026	PWC %
Accounts Receivable, net	$95.1	16%	$99.1	16%
Inventory, net	$64.9	11%	$64.3	11%
Accounts payable	$(55.1)	(9%)	$(55.0)	(9%)
Net primary working capital	$104.9	18%	$108.4	18%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those described under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2026, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $40.0 million of its outstanding common stock. In connection with the authorization of the new program, we terminated our previous share repurchase program. The new share repurchase program has no fixed expiration date, does not obligate us to acquire any specific amount of common stock, and may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The following table provides information with respect to the purchases by the Company of Common Stock under this authorization during the three months ended September 27, 2026 (in millions, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
6/29/2026 - 7/26/2026	-	$-	-	$40.0
7/27/2026 - 8/30/2026	21,652	$72.88	21,652	$38.4
8/31/2026 - 9/27/2026	46,252	$73.41	46,252	$35.0
	67,904	$73.24	67,904	$35.0

ITEM 5. OTHER INFORMATION

During the period ended September 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10.1	Employment Agreement between the Company and James P. Denis III effective December 1, 2025	Filed herewith
10.2	Non-Employee Director Compensation Program for Fiscal Year 2027	Filed herewith
31.1	Rule 13a-14(a) Certification of Jennifer L. Slater, Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Matthew Pauli, Chief Financial Officer	Filed herewith
32	18 U.S.C. Section 1350 Certifications

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

Strattec Security Corporation (Registrant)

Date: October 30, 2026	By:	/s/ Matthew Pauli
Matthew Pauli
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)